Form 10-K
period 2008-06-30
PMFG, Inc.
filed 2008-09-09
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
Commission File No. 001-34156

PMFG, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0661574
(State of incorporation)	(I.R.S. employer identification no.)
14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 357-6181
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share Common Share Purchase Right	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate value of the voting stock held by non-affiliates of the registrant as of December 31, 2007 was approximately $262.8 million.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 29, 2008 was 13,080,134.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Form 10-K.

i

FORWARD-LOOKING STATEMENTS
          This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	changes in the economy generally or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;

•	changes in the price, supply or demand for natural gas;

•	changes in current environmental legislation;

•	increased competition;

•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;

•	decreased demand for our products;

•	risks associated with our recent acquisition of Nitram Energy, Inc., including the integration of Nitram’s operations with those of the Company and the significant indebtedness that we incurred in connection with this acquisition;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;

•	the effects of natural disasters; and

•	loss of the services of any of our senior management or other key employees.
          The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (“SEC”) including the information in “Item 1A. Risk Factors” of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise any forward-looking statement.

ii

INTRODUCTORY NOTE
          On August 15, 2008, we completed a holding company reorganization. In the reorganization, Peerless Mfg. Co., a Texas corporation, became a wholly owned subsidiary of PMFG, Inc., a newly formed Delaware corporation. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. All share and per share amounts in this Report, including in the consolidated financial statements for the fiscal year ended June 30, 2008, 2007, and 2006 have been retroactively adjusted to give effect to the reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock. Under SEC rules, PMFG, Inc. is a successor registrant to Peerless Mfg. Co.
          As used in this Report, references to “Company,” “we,” “us” and “our” refer to (a) PMFG, Inc. and its subsidiaries after the holding company reorganization, and (b) Peerless Mfg. Co. and its subsidiaries prior to the holding company reorganization, in each case unless the context requires otherwise. Additionally, references to “PMFG” refer to PMFG, Inc. and references to “Peerless” refer to Peerless Mfg. Co., in each case unless the context requires otherwise.
          Our fiscal year ends on June 30. References in this Report to fiscal 2008, fiscal 2007 and fiscal 2006 refer to our fiscal years ended June 30, 2008, 2007 and 2006, respectively.
PART I

ITEM 1.	BUSINESS.
Overview
          We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure, and refining and petrochemical processing.
          We offer a broad range of separation and filtration products, selective catalytic reduction, or SCR, systems, and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. We offer complete systems to our customers as well as individual products that our customers use as components in other systems. Our separation and filtration products remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. We have provided more than 700 SCR systems, primarily for electric power generation facilities that have more than 90,000 megawatts of electric power generation capability. We believe we have provided more SCR systems than any other supplier of these systems.
          The increasing demand for energy in both developed and emerging countries, coupled with the global trend toward stricter environmental regulations, is driving demand for our systems and products. These trends stimulate investment, both in new power generation facilities, refineries and related infrastructure, and in retrofitting older facilities to extend their useful lives. Further, in response to demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas. Power providers in international and domestic markets are also building new facilities that use nuclear technology. We believe we are positioned to benefit from the increase in use of both natural gas and nuclear technology — markets where our competitive strengths are an advantage.

          We have been in business for over 75 years and believe we succeed in winning customer orders because of the relationships we have developed over our years of service; the long history of performance and reliability of our systems and products; and our advanced technical engineering capabilities on complex projects. We work closely with our customers to design and custom-engineer our systems and products to meet their specific needs. Our customers include some of the largest natural gas producers, transmission and distribution companies, refiners, power generators, boiler manufacturers, and engineering and construction companies around the world. Reliable product performance, timely delivery and customer satisfaction are critical in maintaining our competitive position.
          Our business strategy is to continue to pursue opportunities in high-growth international markets, capitalize on opportunities to deliver complete systems, use our technological capabilities to address a broader range of pollutants, further expand our technical expertise by investing in engineering talent, improve our manufacturing processes, and pursue strategic acquisitions. We believe these efforts will improve our financial performance and better position our company to compete globally.
          In April 2008 we acquired Nitram Energy, Inc. for approximately $63.1 million, including transaction costs. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc. and Alco Products, producers of equipment similar and complementary to our existing systems and products. This acquisition broadens our product offerings, expands our position in selected markets, increases our engineering and skilled labor resources, broadens our research and development capabilities, and furthers our strategy of providing more complete systems to our customers. In addition, the acquisition of Nitram should improve our financial results by improving manufacturing and supply chain efficiencies and leveraging the cost of our corporate overhead.
          On August 15, 2008, we completed a holding company reorganization. In the reorganization, Peerless Mfg. Co., a Texas corporation, became a wholly owned subsidiary of PMFG, Inc., a newly formed Delaware corporation. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. Our business, operations and management did not change as a result of the holding company reorganization.
          We filed a shelf registration statement with the SEC that will allow us to sell, from time to time, up to 3,000,000 shares of our common stock in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the offering of our common stock, subject to market conditions and our capital needs. The shelf registration statement was declared effective by the SEC in August 2008. Proceeds from sales of our securities under the registration statement will be used for the purposes described in a prospectus supplement filed at the time of any offering. Under the terms of our debt agreements, part of the proceeds from any common stock offering would be required to be used to repay a portion of the indebtedness we incurred in connection with our acquisition of Nitram.
          PMFG, Inc. is a holding company and was incorporated in Delaware in 2008 in connection with our reorganization. Peerless Mfg. Co. is now our principal operating subsidiary and was organized in 1933 as a proprietorship and was incorporated as a Texas corporation in 1946. The Company’s business, operations and management did not change as a result of the holding company reorganization. We are headquartered in Dallas, Texas, and maintain engineering, manufacturing and sales offices in the United States, Canada, the United Kingdom and Singapore.
Our Industry
          We primarily serve the power generation, natural gas infrastructure, and refining and petrochemical processing markets. According to the Energy Information Administration, or EIA,

worldwide marketed energy consumption is expected to increase 50% between 2005 and 2030, with the most rapid growth expected in emerging markets. In North America, marketed energy consumption is projected to increase 34.0% between 2004 and 2030. Over the long term, increases in worldwide energy consumption drive demand for infrastructure in our target markets. In the short term, a variety of factors affect demand for energy infrastructure, including general economic conditions, current and anticipated environmental regulations and the level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution.
Power Generation
          Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas and nuclear. In 2006, coal accounted for 49% of United States power generation, followed by natural gas (20%), nuclear (19%) and other forms (12%). Coal plants generally have higher emission rates than natural gas-powered plants. In the U.S., concerns about potential environmental regulations have prevented the construction of many proposed coal-fired plants. In contrast, more natural gas-fired plants are being built in the United States, and natural gas has become the fastest growing fuel worldwide for electrical power generation. Natural gas-fired power plants are considered cleaner than coal, and they are more flexible in terms of start-up times. Additionally, the number of nuclear power facilities worldwide continues to increase.
Natural Gas Infrastructure
          The natural gas industry consists of the production, processing, transportation, storage and distribution of natural gas. Natural gas is primarily used for electricity generation, residential heating fuel and the production of petrochemicals. The Energy and Information Administration estimates that worldwide natural gas consumption will increase 52.0% between 2005 and 2030, while North American consumption will grow 29.0% between 2004 and 2030. While overall use of natural gas is expected to increase, the EIA estimates that its use for power generation will begin to decline in the United States after 2017.
          Natural gas delivery is a complex process that refines raw natural gas for industrial, commercial or residential uses. Initially, raw natural gas is extracted from the earth and cleansed of contaminants such as dirt and water at the well site. The natural gas is then transported to a processing facility, where it is processed to meet quality standards set by pipeline and distribution companies, such as specified levels of solids, liquids and other gases. After processing, the natural gas is transmitted for storage or through an extensive network of pipelines to end users.
          The natural gas pipeline network in the United States can transport to nearly any location in the lower 48 states. This network, which consists of more than 300,000 miles of interstate and intrastate pipelines and over 1,400 compressor stations, continually undergoes maintenance and expansion upgrades to meet demand. The Federal Energy Regulatory Commission estimates that from January 2007 to February 2008, approximately $6 billion was invested in the United States to fund major pipeline expansions, adding over 14 billion cubic feet per day of new delivery capacity.
Refining and Petrochemical Processing
          Refining and petrochemical processing involves the refining and processing of fuels and chemicals for use in a variety of applications, such as gasoline, fertilizers and plastics. In response to increasing international demand for petrochemicals and refined products, companies are constructing new refineries and petrochemical processing facilities as well as expanding existing facilities. In many cases, these new and expanded facilities must comply with stricter environmental regulations, which influence both choice of fuel and demand for systems to control exhaust emissions.
Market Opportunity
          We believe that a number of trends in the markets in which we operate create significant opportunities for us including:
Increasing worldwide energy demand placing a strain on existing power generation capacity
          The demand for energy in both developed and emerging countries is growing. The EIA estimates that total electricity consumption in the United States will increase 30% between 2006 and 2030. Internationally, rapid industrialization in countries such as China and India is increasing worldwide energy consumption. Consequently, the global demand for energy is placing a strain on existing power generation capacity. This demand for energy is driving the construction of new power generation and related facilities and the retrofitting of existing facilities, many of which are near the end of their useful lives. In 2000, there were over 2,775 power plants operating in the United States, with coal-fired plants providing the most electrical power. Generally, coal-fired power plants are designed with an expected useful life of 25 to 40 years. The average age of coal-fired plants in the United States is approximately 35 years. As these plants age, they must be refurbished or replaced to maintain power generation capacity. Additionally, according to the World Nuclear Association, there are currently 439 nuclear power reactors worldwide, with an additional 36 reactors under construction, 93 reactors planned, and 218 reactors proposed.
Growth of energy infrastructure
          As energy demand increases, the need for energy infrastructure is also expected to rise. The PipeLine and Gas Technology construction report estimates that operators are building, planning and studying the feasibility of approximately 55,654 additional miles of natural gas pipeline throughout the world. According to the INGAA Foundation, Inc., an industry group that sponsors research regarding natural gas use and pipeline construction and operation, approximately $61 billion of new investment in infrastructure will be required to satisfy energy demand between 2003 and 2020 in the United States and Canada, including $19 billion for the replacement of current pipelines and an additional $42 billion to fund new pipeline projects. Internationally, the EIA estimates that approximately 78% of the world’s natural gas reserves are located in the Middle East, Eurasia, Central America and South America, where pipeline systems are generally less developed than the systems in North America. Consequently, new pipeline systems in these regions will need to be constructed to transport natural gas. Additionally, as known reserves of natural gas are depleted, development of other resources, such as deep offshore reserves, will increase, which will require more complex infrastructure.
Increased environmental awareness spurring regulations
          Governmental agencies, consumers and others concerned with the environment continue to drive the adoption of stricter environmental regulations. In the United States as well as a number of other countries, legislative and regulatory programs have targeted NOx emissions, which are a byproduct of burning fuels in power generation facilities. These emissions gather at low atmospheric levels causing ground level ozone or the dark haze commonly referred to as smog. NOx is the third most prevalent greenhouse gas behind CO2 and methane. NOx emissions also have the potential to cause serious respiratory conditions, threaten vegetation and contribute to global warming. State and federal programs in the United States require the reduction of NOx emissions, and in many cases have caused existing power plants to upgrade their emission control equipment to reduce NOx emissions. Internationally, governmental agencies are also enacting new laws to reduce emissions from power generation facilities. For example, Saudi Arabia has issued regulations to reduce NOx emissions and most economically developed nations (such as those that are members of the Organization for Economic Cooperation and Development) have adopted regulations to reduce or control NOx emissions. The increased regulations require new facilities to incorporate improved NOx emission control capabilities into their designs and some existing facilities to be retrofitted to comply with these regulations.
Shift to cleaner energy sources
          In response to demand for cleaner, more environmentally responsible power generation, power providers are building new facilities that use cleaner fuels, such as natural gas, and nuclear technology. In the United States, concerns about potential environmental regulations have prevented the construction of many proposed coal-fired plants. However, more natural gas-fired plants are being built in the United States. In addition, emerging countries are increasing their power generation capacity, including the construction of additional nuclear facilities, to meet their growing power demands. For example, the EIA estimates that the nuclear generation capacity of Asia will increase 116% between 2004 and 2030. Increased concerns about the environment, government tax incentives and government sponsored programs have also stimulated growth in power generation using alternative fuels.
Alternative approaches to electric power generation and transmission
          Environmental, economic, safety, logistical and efficiency concerns are affecting traditional approaches for energy delivery. For example, base load power plants, which are large-scale, capital-intensive facilities that operate continuously and are the foundation of a region’s power generation network, are typically built away from heavily populated areas to reduce concerns regarding pollution and safety. Recently, electric utilities have increased their focus on distributed power generation. Distributed power generation provides power from smaller capacity facilities that are located closer to the final destination of use. Because these facilities are located closer to where the power is needed, they are generally cleaner, lower-emission facilities, often using natural gas. This proximity lowers the cost of bringing power to commercial, industrial and residential end-users and reduces the amount of power lost in transmission. In addition, power generation companies are increasingly relying on peaker plants, which typically operate only in periods of high demand. Most peaker plants use natural gas.
Our Competitive Strengths
          We believe there is a significant opportunity for companies serving the energy infrastructure market to differentiate themselves by delivering proven solutions to customers in a timely manner. We believe our competitive strengths position us well to capitalize on global energy trends.
Strong, competitive position in our markets
          We believe we have established a strong, competitive position in our markets by consistently and reliably providing custom-engineered, quality systems and products to our customers. We consider many of our systems and products to be innovative and technologically advanced, and we continually seek to improve our existing systems and products and develop new systems and products. We believe that our long history of performance has allowed us to gain substantial market share. For example, we have provided more than 700 SCR systems, primarily for electric power generation facilities that have more than 90,000 megawatts of electric power generation capability. We believe we have provided more SCR systems than any other supplier of these systems.

Longstanding customer relationships
          We have developed strong customer relationships by using our engineering and manufacturing resources to deliver quality systems and products and by providing a high level of customer service. We focus our efforts on consistently and reliably meeting our customers’ needs with respect to system and product performance and timely delivery. We believe that we have established long-term preferred supplier relationships with many of our customers.
Substantial engineering and technical expertise
          We believe that we compete most effectively in providing solutions that require a high level of complex design and engineering expertise. We currently employ more than 60 engineers with backgrounds in chemical, mechanical, industrial, structural, process and civil engineering. We believe that our customers depend on our engineering and technical expertise and experience in designing complex systems to meet their needs. We regularly employ sophisticated computer and physical modeling, including advanced computerized fluid dynamic modeling, to verify the performance criteria of designs prior to manufacturing our systems and products. We continue to invest in research and development to further broaden our capabilities. We also believe that our proprietary know-how developed over years of industry experience provides us with a competitive advantage.
Ability to broaden the applications of our technology
          We offer our customers an extensive line of systems and products. We believe we can use our proprietary technologies and know-how to further broaden our portfolio of systems and products and expand our market potential. For example, we have utilized the experience and expertise gained from our SCR systems to broaden the application of our environmental control technology to address renewable and alternative fuels. We are also applying our separation technologies to a wider range of fluids such as molten sulfur and petroleum products. By broadening our line of high quality systems and products, we believe we are better able to meet our customers’ needs, enter new markets and add new customers.
Established network of subcontractors
          We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers. We also utilize subcontractors in North America, primarily to add additional non-proprietary manufacturing capacity. We believe that our network of subcontractors improves the timeliness of our delivery, and permits us to achieve more competitive pricing, which improves our market position.
Highly experienced management team
          Our management team is highly experienced in the industries in which we operate, with an average 15 years of industry experience. Our chief executive officer, Peter J. Burlage, joined our company 16 years ago as an engineer. Our chief financial officer, Henry G. Schopfer, joined our management team in 2005 and has 17 years of experience in related industries. Our Vice President of Manufacturing and Supply Chain Management, Charles G. Mogged, has global manufacturing expertise and 20 years of experience managing a global supply chain. We recently added to the depth of our management team through our acquisition of Nitram, led by Robert M. Sherman, a 37-year industry veteran. We believe our management team has the ability to identify, pursue and succeed in taking advantage of opportunities in our target markets.

Our Business Strategy
          Our objective is to enhance our position as a leading global provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The key elements of our strategy to achieve this goal are:
Enhance our pursuit of high-growth international markets
          We believe we have established a strong international presence, with international sales representing from about 30% to almost 50% of our total sales in each of the last five fiscal years. We estimate that international markets for our systems and products are substantial and are growing more rapidly than our North American markets due to the significant growth in the use of natural gas and the demand for additional power generation in China, the Middle East and Europe, as well as oil recovery and processing in Western Canada. We believe that we are well-positioned to capitalize on this growth. To exploit these opportunities, we are dedicating additional sales and marketing resources to our international operations. Additionally, we intend to continue to develop our established network of subcontractors to grow our international market share and increase profitability.
Offer more complete systems to our customers
          We believe that we have a considerable opportunity to utilize our engineering know-how to offer our customers more complete systems and subsystems, rather than individual products that our customers use as components in other systems. Complete systems generally have higher profit margins and should allow us to develop longer-term, preferred supplier relationships with customers. For example, we are marketing fuel gas conditioning systems for the power industry, which combine a series of components, instruments and controls and is custom-engineered to the customers’ specifications. We believe these systems highlight our engineering expertise.
Expand technology and product offerings to better meet our customers’ needs
          We believe we have opportunities to further expand our technology and product offerings in related markets both through internal technology development and strategic acquisitions. For example, we have taken the expertise gained from our SCR systems and have applied it to systems for alternative fuel sources. We believe we can employ our technology to reduce emissions in addition to NOx, such as sulfur dioxide and other greenhouse gases. We have also expanded the applications of our separation and filtration technology to liquids such as molten sulfur and petroleum products. By expanding our product and technology offerings, we believe that we can broaden our customer base and capture additional market share.
Invest in engineering talent and technical expertise
          We believe our success depends on our ability to attract, retain and develop engineering talent and technical expertise, including skilled labor. As a result, we have actively taken steps to recruit additional engineers and technical workers, including certified welders. For example, we collaborate with local universities on research and development projects, offer engineering scholarships and recruit directly from these universities. We also foster relationships with technical schools to gain exposure to technical talent and opportunities to recruit skilled workers. We believe that these investments will allow us to maintain and expand our engineering expertise, improve our manufacturing capabilities and capacity and pursue additional business opportunities.

Improve our manufacturing processes to be more commercially competitive
          Our customers place a high priority on timely delivery. To best meet these customer demands, we are actively seeking to improve our manufacturing processes and reduce costs. In addition, we are streamlining our production processes. We believe these manufacturing initiatives will improve the timeliness of our delivery, providing us with an opportunity to increase our market share and profitability, while maintaining competitive pricing.
Pursue selective acquisitions
          We believe that strategic acquisitions will help us to broaden our product offerings, expand our markets, advance our research and development capabilities, further our strategy of providing more systems to our customers and provide opportunities to lower raw material costs and leverage the cost of our corporate overhead. We continually review potential acquisitions and believe we have established a diligent process for identifying complementary acquisition opportunities.
Our Systems and Products
          We classify our systems and products into two broad groups consistent with our reportable segments: separation/filtration systems and environmental systems. Below is a brief description of our primary offerings for each of our segments.
Separation/Filtration Systems
          Our separation/filtration systems segment accounted for 56.6% of total revenues in fiscal 2008, compared to 62.9% of total revenues in fiscal 2007 and 68.8% of total revenues in fiscal 2006. Our separation and filtration systems and products improve efficiency, reduce maintenance and extend the life of energy infrastructure by removing liquid contaminants from vaporous gas, removing solid contaminants from vaporous gas or liquids and separating different liquids. In addition, products in our separation/filtration systems segment include pulsation dampeners, heat exchangers and industrial silencers. Our separation and filtration systems and products are applied in the power generation, natural gas infrastructure, refining and petrochemical processing and other specialized industries. Our separation and filtration systems and products include:
•	Vane Separators. Also known as mist extractors, these devices remove liquids from vapor or gas streams and can be used within vertical or horizontal pressure vessels, directly within ductwork systems or mounted to bulkheads.

•	Centrifugal Separators. We offer two types of centrifugal separators: swirl tubes, which operate in both horizontal and vertical pressure vessels, and cyclones, which operate in vertical pressure vessels. These devices remove both solid particles and liquid droplets from vapor or gas streams.

•	Filter Separators. Our filter separators are typically used in natural gas pipelines to remove solid and liquid particles from gas streams. This product combines our separation and filtration technologies into one product.

•	Three-Phase Separators. We offer a horizontal gas scrubber, which is a device that separates large liquid volumes from gas at a range of flow rates, and which is typically used for well head test separators. We can design the scrubber for three phase applications — oil, water and gas.

•	Absolute Separators. Our absolute separator is designed for maximum separation efficiency of submicron liquid droplets and aerosols. Our customers use absolute separators in ammonia, urea and other chemical plants to protect critical process equipment.

•	Fuel Gas Conditioning Systems. Our fuel gas conditioning systems remove particulate matter, hydrocarbon and water droplets from fuel gas, which contaminants can disrupt the gas systems of combustion turbine engines. Our fuel gas conditioning systems may also include bulk liquid removal, pressure regulation and temperature control. These systems are usually applied in electric power generating plants.

•	Gas Compression Separators. At the beginning of the gas compression process, our vertical gas separators, which are commonly known as inlet scrubbers, remove pipeline liquids and contaminants before the gas enters the first stage compressor. Then, between the compressor stages, line separators remove liquids formed during cooling and pressure adjustment upstream of the final compression stage. On the downstream side, a discharge scrubber serves as the final cleaning stage to catch fine lube oil mists.

•	Gas Filters. Our gas filters remove solid particles, such as dust, dirt, scale and rust, from a flowing pressurized gas stream.

•	Nuclear Plant Steam Separators. Nuclear power generators use our separators, also known as steam dryers, as the final stage of water separation within a reactor vessel or steam generator vessel. These devices remove water droplets from the process steam to maximize thermal efficiency in the steam turbine and minimize erosion and corrosion of steam loop piping. Our customers also use similar separators between the high pressure and low pressure turbines to increase thermal efficiency.

•	Inlet Air Treatment Systems. Military ships and commercial maritime vessels use our vane separators, along with coalescer panels and filters, to protect gas turbines and air intake ducts by separating sea spray, salts and other solid particles.

•	Pulsation Dampeners. Gas compressors produce pulsations in the attached piping system, which can reduce compressor efficiency, cause severe damage to compressor cylinders and cause cracking in pipes and vessels. Our customers apply our pulsation dampeners to the suction and discharge of each compressor cylinder to reduce pulsation levels to acceptable limits.

•	Heat Exchangers. We offer heat transfer equipment, which are devices that transfer heat from one gas to another or to the environment. Our products include double-pipe and multi-tube hairpin exchangers and shell and tube exchangers.

•	Industrial Silencers. Our customers use our industrial silencing equipment to control the noise pollution associated with a wide range of industrial processes. Our silencing products include vent and blowdown silencers, blower silencers, engine silencers, gas turbine silencers, compressor silencers and vacuum pump silencers.

Environmental Systems
          Our environmental systems segment accounted for 43.4% of total revenues in fiscal 2008, compared to 37.1% of total revenues in fiscal 2007 and 31.2% of total revenues in fiscal 2006. We design, engineer, fabricate and sell environmental control systems and products for air pollution abatement. Our environmental control systems and products are applied in the power generation, natural gas infrastructure, refining and petrochemical processing and other specialized industries. Examples of these systems and products include:
•	Selective Catalytic Reduction (SCR) Systems. Our SCR systems are our primary pollution control product. These systems convert NOx emissions produced by burning hydrocarbon and organic fuels such as coal, gasoline, natural gas, wood, grass and grain, into nitrogen and water vapor. Our system operates by injecting an ammonia reagent into the exhaust gas and mixing the reagent with the exhaust gas prior to passing it though a catalyst. We supply SCR systems for a variety of applications, including both simple cycle and combined cycle gas power plants, package boilers, process heaters, internal combustion engines and other combustion sources.

•	Oxidation Systems. Our oxidation systems oxidize carbon monoxide and a variety of volatile organic compounds into carbon dioxide and water without the use of any additional chemical reagent. The catalyst is the only component used to accelerate the oxidation reaction. The oxidation system is separate from the SCR system and is typically located upstream of the SCR system.
Customers
          Our customers are geographically diversified, with $88.8 million of sales for fiscal 2008 derived from customers in the United States and $51.7 million from customers in other countries. Our systems and products are not dependent upon any single customer or group of customers. However, the custom-designed and project-specific nature of our business can cause year-to-year variances in sales to our major customers. During fiscal 2008, one customer accounted for 21% of our consolidated revenues. No other customer accounted for more than 10% of revenues in fiscal 2008.
          We sell the majority of our separation and filtration systems and products, including gas separators, filters and conditioning systems, to gas producers, gas gathering, transmission and distribution companies, chemical manufacturers and refiners, either directly or through contractors engaged to build plants and pipelines. We also sell these products to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. We sell our marine separation and filtration systems primarily to shipbuilders. We also sell our heat exchangers, pulsation dampeners and industrial silencers to power generation owners and operators, refiners, petrochemical processors and specialty industrial users.
          We sell our environmental control systems and products to power generators, engineering and construction companies, heat recovery steam generator manufacturers, boiler manufacturers, refiners, petrochemical plants and others who desire or may be required by environmental regulations to reduce NOx emissions and ground level ozone, of which NOx is a precursor.
Sales and Marketing
          We believe our sales and marketing efforts have helped establish our reputation for providing innovative engineering solutions and meeting our customers’ needs in a timely, cost-efficient manner.

The sales and marketing of our systems and products largely depends upon the type of offering, type of market and extent of engineering involvement in the sales cycle.
          We market our products worldwide through approximately 60 independent sales representatives who sell on a commission basis. These independent representatives, substantially all of whom have technical backgrounds, work in conjunction with our application engineers. We also sell our products directly to customers through our internal sales force.
          Our promotional and marketing activities include direct sales contacts, participation in trade shows, an internet website, advertising in trade magazines and distribution of product brochures.
Competition
          The markets we serve are highly competitive and fragmented, with no company competing with us across the full range of our systems and products. Competition in the markets we serve is based on a number of considerations, including price, timeliness of delivery, technology, applications experience, know-how, reputation, product warranties and service. We believe our reputation, service and technical engineering capabilities differentiate us from many of our competitors, including those competitors who often offer products at a lower price.
          We believe our primary competitors for our separation and filtration systems and products include Anderson Separators Company, King Tool Company, NATCO Group Inc. and PECO-Facet, a subsidiary of CLARCOR, Inc. We believe our primary competitors for our environmental control systems and products include EnviroKinetics, Inc., Hitachi Zosen Corporation and Applied Utility Systems, Inc.
Backlog
          Our backlog of uncompleted orders was $107.0 million at June 30, 2008, compared to $97.0 million at June 30, 2007. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at June 30, 2008, we estimate approximately 97% will be completed during fiscal 2009, compared to 92% at June 30, 2007 that we anticipated would be completed in fiscal 2008.
Raw Materials
          We purchase raw materials and component parts essential to our business from a number of reliable suppliers. During fiscal 2007 and 2008, we experienced increased costs and order lead-times for raw materials, including steel, and other component parts that we purchase from third-party suppliers. We mitigated the increase in costs and potential delays through forward purchase contracts and escalation clauses in our supply contracts. We believe that raw materials and component parts will be available in sufficient quantities to meet our anticipated demand for at least the next 12 months.
Environmental Regulations
          Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both our existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the

Cisco plant and at the Vermont Street plant in Wichita Falls and groundwater contamination at the Jacksboro Highway plant in Wichita Falls. Further investigation is required, and remediation of the affected areas will likely be required. We believe that we will be reimbursed for the cost of any remediation under our purchase agreement with Nitram’s former stockholders. In addition, funds have been deposited into an escrow account that may be used to reimburse us for these costs.
Employees
          As of June 30, 2008, we employed 402 full-time employees and five part-time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We did not experience any material labor difficulties during fiscal 2008. We believe our employee relations are good.
Website Information
          Our corporate website is located at www.peerlessmfg.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our corporate governance policies, corporate code of conduct and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this Report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.
Executive Officers of the Registrant
          Our executive officers as of August 29, 2008, were as follows:

Name	Age	Position with the Company
Peter J. Burlage	44	President and Chief Executive Officer
Charles G. Mogged, Jr.	54	Vice President, Manufacturing & Supply Chain Management
Sean P. McMenamin	43	Vice President, Environmental Systems
Henry G. Schopfer, III	61	Chief Financial Officer
Jon P. Segelhorst	38	Vice President, Pressure Products
Robert M. Sherman	60	Vice President
David Taylor	43	Vice President, Separation Systems and Asia Pacific Operations
          Peter J. Burlage joined the Company in 1992. Mr. Burlage has served as our President and Chief Executive Officer and a member of our Board of Directors since June 2006. He served as Executive Vice President and Chief Operating Officer from October 2005 to June 2006 and Vice President, Environmental Systems from January 2001 to October 2005. Mr. Burlage also served as Vice President of Engineering from 2000 to 2001 and SCR Division Manager from 1997 to 2000. He earned a B.S. in Mechanical Engineering from the University of Texas, Arlington and an M.B.A. from Baylor University.
          Charles G. Mogged, Jr. joined the Company in July 2007 as our Vice President, Manufacturing & Supply Chain Management. Prior to joining the Company, he served as Senior Vice President,

Operations—North America for Manitowoc Crane Group, a tower crane manufacturing company, from 2005 through 2006, and as Vice President of Engineering for Overhead Door Corporation, a manufacturer of custom garage doors, from 2002 to 2005. Mr. Mogged began his career with Deere & Company, serving over 20 years in a variety of manufacturing and engineering capacities both domestically and overseas from 1977 to 2001. He earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology, and an M.B.A. from the University of Chicago.
          Sean P. McMenamin joined the Company in 2001. Mr. McMenamin has served as our Vice President, Environmental Systems since January 2006. He served as product manager for refinery and retrofit applications in our environmental systems business from 2001 to January 2006. Prior to joining the Company, Mr. McMenamin was a project manager for Telcordia Technologies from 1999 to 2001, and served in various positions in the environmental and power business at Foster Wheeler from 1994 to 1999. He earned a B.S. in Mechanical Engineering from the New Jersey Institute of Technology and an M.B.A. in Finance from Lehigh University.
          Henry G. Schopfer, III joined the Company in October 2005 as our Chief Financial Officer. Prior to joining the Company, he served as Chief Financial Officer of T-Netix, Inc., a telecommunications company, from 2001 to 2005, as Chief Financial Officer of Wireless One, Inc., a communications company, from 1996 to 2000 and as Chief Financial Officer and Corporate Controller of Daniel Industries, Inc., a manufacturer of fluid measurement products and systems for the energy industry, from 1988 to 1996. Mr. Schopfer earned a B.S. in Accounting from Louisiana State University and is a Certified Public Accountant (inactive).
          Jon P. Segelhorst joined the Company in August 2006. He has served as our Vice President, Pressure Products since January 2007. He served as General Manager of our Pressure Products business from August 2006 to January 2007. Prior to joining the Company, Mr. Segelhorst managed surge protection and DSL product lines for Corning Cable Systems, a telecommunications equipment company, from 1996 to 2006. Mr. Segelhorst holds several U.S. patents related to fiber optic hardware. He earned a B.S. in Mechanical Engineering from the University of Texas at Austin and an M.B.A. from Baylor University.
          Robert M. Sherman joined the Company as a Vice President in May 2008 in connection with our acquisition of Nitram Energy, Inc. Prior to joining the Company, he served as President of Nitram from 1988 until May 2008. Mr. Sherman earned a B.S in Mechanical Engineering and an M.B.A. from Southern Methodist University and is a licensed Professional Engineer.
          David Taylor joined the Company in 1988. Mr. Taylor has served as our Vice President, Separation Systems since 2000. He has served in a variety of engineering, sales and management positions since joining the Company. From 1997 through 1999, Mr. Taylor served as Director of Sales and Engineering in our Singapore office in support of our Asia Pacific operations and resumed responsibility for our Asia Pacific operations in July 2004. He earned a B.S. in Mechanical Engineering from Southern Methodist University.

ITEM 1A.	RISK FACTORS.
          In evaluating the Company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Changes in the price, supply or demand for natural gas could have an adverse impact on sales of our separation and filtration systems and products and our operating results.
          A large portion of our separation/filtration systems business is driven by the construction of natural gas infrastructure. Increased demand for natural gas may result in the construction of additional infrastructure. Higher prices of natural gas, while beneficial to exploration activities and the financing of new projects, can adversely impact the demand for natural gas. Excess supply could also negatively impact the price of natural gas, which could discourage spending on related capital projects.
Changes in the power generation industry could have an adverse impact on sales of our environmental control systems and products and our operating results.
          The demand for our environmental control systems and products depends in part on the continued construction of new power generation and related facilities and the retrofitting of existing facilities. The power generation industry is cyclical and has experienced periods of slow or no growth in the past. Any change in the power generation industry that results in a decrease in new construction or refurbishing of power plants, in particular natural gas facilities, could have a material adverse impact on our environmental systems segment’s revenues and our results of operations.
Changes in current environmental legislation could have an adverse impact on the sale of our environmental control systems and products and on our operating results.
          Our environmental systems business is primarily driven by capital spending by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule (CAIR), and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. In July 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAIR in its entirety and instructed the Environmental Protection Agency to issue a new rule. Our business may be adversely impacted by this court ruling and may also be adversely impacted to the extent that other regulations requiring the reduction of NOx emissions are repealed, amended or implementation dates delayed or to the extent that regulatory authorities reduce enforcement.
The acquisition of Nitram was significantly larger than any other acquisition we have made. This acquisition could disrupt our business and harm our financial condition if we are not able to successfully integrate the acquired business or if we are not able to achieve the expected benefits of this transaction.
          We completed the acquisition of Nitram in April 2008. This acquisition is the largest and most significant in our history. As a result of the acquisition, we are integrating Nitram’s operations with our existing operations. To realize the anticipated benefits of this acquisition, we are also implementing and integrating new management and financial reporting systems and controls. We may experience difficulties and higher than expected costs in integrating Nitram’s operations and implementing these systems. This integration may require significant time and attention from our management and other personnel, which may distract their attention from our day-to-day operations. Further, because we historically have not engaged in significant acquisition transactions, our senior management has very limited experience in integrating acquired businesses.
          The success of the Nitram acquisition will also depend, in part, on our ability to realize the anticipated revenues and cost savings opportunities from combining the Nitram business with our business. We cannot assure you that our financial results will meet or exceed the financial results that would have been achieved without this acquisition. If our integration of Nitram is not successful or if Nitram’s operations are less profitable than we currently anticipate, our business, financial condition and results of operations could be materially adversely affected.
We incurred substantial debt in connection with our acquisition of Nitram. Our substantial indebtedness and related debt service obligations could have a negative impact on our business.
          We incurred substantial debt in connection with our acquisition of Nitram. As of June 30, 2008, we had $60 million of outstanding indebtedness, comprised of a $40 million senior secured term loan and $20 million of secured subordinated debt. We also have a revolving credit facility available for working capital needs. We have not utilized the revolving credit facility and, as of June 30, 2008, we had approximately $8.9 million available (subject to borrowing base restrictions) for borrowing. Among other things, our substantial indebtedness and debt service obligations:
•	limit the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our ability to pay cash dividends;

•	limit our ability to dispose of subsidiaries and other assets; and

•	make us more vulnerable to economic downturns, increased competition and adverse industry conditions, which places us at a disadvantage compared to our competitors that have less indebtedness.
          Our ability to pay principal and interest on our long-term debt and to satisfy our other liabilities will depend upon our future performance and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by economic and capital markets conditions, our financial condition, results of operations and prospects and other factors, many of which are beyond our control.
          If we are unable to service our indebtedness and fund our operating costs, we will be forced to adopt alternative strategies that may include:
•	reducing or delaying capital expenditures;

•	seeking additional debt financing or equity capital;

•	selling assets; or

•	restructuring or refinancing debt.
There can be no assurance that any of these strategies could be implemented on satisfactory terms, if at all.
Restrictions in our debt agreements limit our operating and strategic flexibility.
          Prior to entering into the debt agreements to finance the Nitram acquisition, we had no long-term debt and substantial cash balances. Our debt agreements contain covenants and events of default that, among other things, require us to satisfy financial tests and maintain financial ratios, including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum net worth requirement. Among other things, these covenants and events of default limit our ability to, or do not permit us to:
•	incur additional debt;

•	create or permit to exist certain liens;

•	redeem or prepay certain debt (including our new subordinated secured term loan);

•	pay dividends on, or redeem or repurchase, capital stock;

•	make acquisitions and other investments;

•	engage in specified asset sales, including capital stock of subsidiaries;

•	enter into transactions with affiliates;

•	engage in mergers and acquisitions; and

•	make capital expenditures.
          Events beyond our control could affect our ability to comply with these covenants, including the required financial ratios. Failure to comply with any of these debt covenants would result in a default under these debt agreements. A default would permit lenders to accelerate the maturity of the debt under these agreements, foreclose upon our assets securing the debt and terminate any commitments to lend. Moreover, any of our debt agreements that contain a cross-default or cross-acceleration provision that would be triggered by such default or acceleration would also be subject to acceleration upon the occurrence of such default or acceleration. Under these circumstances, we may not have sufficient funds or other resources to satisfy our debt and other obligations. In addition, the limitations imposed by these debt agreements on our ability to incur additional debt and to take other actions may significantly impair our ability to obtain other financing and may prevent us from taking advantage of attractive business opportunities.
A portion of our debt is subject to variable interest rates. If interest rates increase, our interest expense will also increase.
          We incurred $40 million of variable rate debt in connection with the Nitram acquisition. In addition, we pay interest based on variable interest rates under our new revolving credit facility. If market interest rates increase, our interest payments will increase, adversely affecting our cash flow and results of operations.

Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.
          Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees, including engineers. We do not have employment contracts with each of our executive officers. The loss of the services of one or more executive officers or other key employees could have an adverse effect on our business or business prospects. In addition, we do not maintain key-person insurance on the lives of any of our executive officers or other employees and the loss of any one of them could disrupt our business.
Our industry has recently experienced shortages in the availability of skilled workers. Any difficulty we experience replacing or adding qualified personnel could adversely affect our business.
          Our operations require the services of employees having technical training and related experience, including certified welders. As a result, our operations depend on the continuing availability of qualified employees. Our industry is experiencing shortages of workers with the necessary skills. If we should suffer any material loss of these employees to competitors, or be unable to employ additional or replacement personnel with the requisite level of training and experience, our operations could be adversely affected. A significant increase in the wages paid to these workers by other employers could result in a reduction in our workforce, increases in wage rates, or both.
Competition could result in lower sales, decreased margins and loss of market share.
          We operate in highly competitive markets worldwide, and contracts for our systems and products are generally awarded on a competitive basis. We face competition from potential new competitors that in some cases face low barriers to entry, specialized competitors that focus on competing with only one of our systems or products and low cost competitors that are able to produce similar systems and products for less. Competition could result in not only a reduction in our sales, but also may lower the prices we can charge for our systems and products and reduce our market share. To remain competitive we must be able to anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing systems and products to meet those needs. We must also be able to price our systems and products competitively and make timely delivery of our systems and products. Our competitors may develop less expensive or more efficient systems and products, may be willing to charge lower prices in order to increase market share and may be better equipped to make deliveries to customers on a more timely basis. Some of our competitors have more capital and resources than we do and may be better able to take advantage of market opportunities or adapt more quickly to changes in customer requirements. In addition, despite increased market demand, we may not be able to realize higher prices for our systems and products because we have competitors that use cost-plus pricing and do not set prices in accordance with market demand.
If actual costs for our projects with fixed-price contracts exceed our original estimates, or if we are required to pay liquidated damages due to late delivery, our profits will be reduced or we may suffer losses.
          The majority of our contracts are fixed-price contracts from which we have limited ability to recover cost overruns. Because of the large scale and long-term nature of our contracts, unanticipated cost increases may occur as a result of several factors, including:
•	increases in cost or shortages of components, materials or labor;

•	errors in estimates or bidding;

•	unanticipated technical problems;

•	variations in productivity;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.
          In addition to increasing costs, these factors could also delay delivery of our products. Our contracts often provide for liquidated damages in the case of late delivery. Unanticipated costs that we cannot pass on to our customers under fixed contracts, such as increases in steel prices, or liquidated damages that we are required to pay in the case of late delivery, could negatively impact our profits.
Increasing costs for manufactured components and raw materials, such as steel, may adversely affect our profitability.
          We use a broad range of manufactured components and raw materials in our products, primarily raw steel and steel-related components. The costs for many of these components and materials have increased. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins.
The inability of our engineering or manufacturing operations to meet customer demand for new orders with short delivery times may require us to outsource additional aspects of our business, resulting in increased variable costs incurred by us that are not included in our manufacturing overhead.
          Our engineering and manufacturing operations require a highly skilled workforce for which there is increasing demand and short supply in a very competitive environment. Consequently, increased demand to produce product orders that require tight delivery and short order cycle times may require us to outsource the engineering or manufacturing of these orders. The additional expense incurred to outsource these functions is a variable cost that is not part of our manufacturing overhead, and the incurrence of this variable cost could negatively affect our profit margins.
Our use of subcontractors could harm our profitability and business reputation.
          We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers. We also utilize subcontractors in North America, primarily to add additional non-proprietary manufacturing capacity. The use of subcontractors decreases our control over the performance of these functions and could result in project delays, escalated costs and substandard quality. These risks could adversely affect our profitability and business reputation. In addition, many of our competitors, who have greater financial resources and greater bargaining power than we have, use the same subcontractors that we use and could potentially influence our ability to hire these subcontractors. If we were to lose relationships with key subcontractors, our business could be adversely impacted.
Customers may cancel or delay projects. As a result, our backlog may not be indicative of our future revenues.
          Customers may cancel or delay projects for reasons beyond our control. Our orders generally contain cancellation provisions which permit us to recover our costs, and for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer cancels an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time.

Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues.
Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenues and profits from international sales could be adversely impacted.
          Revenues generated outside the United States represented 36.8%, 37.3% and 48.7% of our consolidated revenues during fiscal 2008, 2007 and 2006, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government sanctions, fluctuations in foreign currency exchange rates and tax rates. The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable. These factors may result in a decline in revenues or profitability, could adversely affect our ability to expand our business outside of the United States and may impact our ability to deliver our products and collect our receivables.
Our financial performance may vary significantly from period to period, making it difficult to estimate future revenues.
          Our revenues and earnings have varied in the past and are likely to vary in the future. Our contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects these contracts to many factors beyond our control. In addition, contracts that are significantly larger in size than our typical contracts tend to have a greater impact on our operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our operating results. Therefore, our operating results may be subject to significant variations and our operating performance in any period may not be indicative of our future performance.
Our use of the percentage-of-completion method of accounting for contract revenues may result in material adjustments that would adversely affect our operating results.
          Substantially all of our revenues are recognized using the percentage-of-completion method. Under this method, estimated contract revenues are accrued based generally on the percentage of costs to date compared to total estimated costs. Estimates are based on management’s reasonable assumptions and our historical experience. Estimated contract losses are recognized in full when determined. Accordingly, we periodically review and revise these estimates, with adjustments to revenues reflected in the period when the revisions are made. Adjustments to revenues resulting from revisions to estimates and variations of actual results from estimates could materially affect our operating results.
Changes in our product mix can have a significant impact on our profit margins.
          Some of our products have higher profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported profit margins. Some of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported margins through a change in our manufacturing costs, and specifically in our manufacturing costs as a percentage of sales.

Our systems and products are covered by warranties. Unanticipated warranty costs for defective systems and products could adversely affect our financial condition and results of operations and reputation. In addition, an increase in the number of systems we sell, compared to individual products that our customers use as components in other systems, may increase our warranty costs.
          We offer warranty periods of various lengths to our customers depending upon the specific system or product and terms of the customer agreement. Among other things, warranties require us to repair or replace faulty systems or products. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our results of operations. In some cases, we may be able to recover a portion of our warranty cost from a subcontractor if the subcontractor supplied the defective product or performed the service. However, this recovery may not always be possible. The need to repair or replace systems and products with design or manufacturing defects could temporarily delay the sale of new systems and products, reduce our profits, cause us to suffer a loss and could adversely affect our reputation. Furthermore, average warranty costs for complete systems are higher than warranty costs for individual products that our customers use as components in other systems due to complete systems being more complex. As a result, our transition to offering more complete systems may increase our warranty costs.
Our systems and products could be subject to product liability claims and litigation, which could adversely affect our financial condition and results of operations and harm our business reputation.
          We manufacture systems and products that create exposure to product liability claims and litigation. If our systems and products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful, and such claims could lead to decreased demand for our systems and products.
Our insurance policies may not cover all claims against us or may be insufficient to cover such claims.
          We may be subject to product liability claims for personal injury and property damage. We maintain insurance coverage against these and other risks associated with our business. However, this insurance may not protect us against liability from some kinds of events, including events involving losses resulting from business interruption. We cannot assure that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure you that we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our systems and products that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our financial condition and results of operations.
A significant portion of our accounts receivable are related to large contracts from customers in the same markets, which increases our exposure to credit risk.
          We monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom systems and products and whose activities are related to the power generation, natural gas infrastructure and refining and petrochemical processing markets. As a result, our exposure to credit risk is affected to some degree by conditions within these markets and governmental and political conditions. We attempt to reduce our exposure to credit risk by requiring progress payments and letters of credit. However, unanticipated events that affect our customers could have a materially adverse impact on our operating results.

Changes in billing terms can increase our exposure to working capital and credit risk.
          We generally sell our systems and products under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the system or product. We attempt to negotiate progress-billing milestones on large contracts to help us manage the working capital and to reduce the credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.
Our customers may require us to perform portions of our projects in their local countries.
          Some foreign countries have regulations requiring that, and some customers in foreign countries prefer that, a certain degree of local content be included in projects destined for installation in their country. These requirements and preferences may require us to outsource significant functions to manufacturers in foreign countries or otherwise to establish manufacturing capabilities in foreign countries. These requirements may negatively impact our profit margins and present project management issues.
We are subject to export control and economic sanctions laws and regulations. Failure to comply with these laws and regulations could adversely affect our business.
          We are subject to export control and economic sanctions laws and regulations of the United States, including the trade sanctions laws and regulations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. In April 2008, Burgess-Manning, Inc., a subsidiary of Nitram, made a voluntary disclosure to OFAC regarding sales of industrial separators to Iran. In connection with the Nitram acquisition, $10.9 million of the purchase price was placed in escrow to reimburse us for breach of representation and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure. We cannot predict the response of OFAC, the outcome of any related proceeding, the likelihood that future proceedings will be instituted against us or whether the amount held in escrow will be adequate to cover these costs. In the event that there is an adverse ruling in any proceeding, we may be required to pay fines and penalties that could harm our business and financial results.
The implementation of enterprise resource planning software requires substantial resources and could have a negative impact on our business.
          We commenced implementation of an enterprise resource planning software in fiscal 2008. This implementation will be extended to Nitram’s operations in fiscal 2009. This implementation requires significant resources and could detract from our operations during the implementation phase. The implementation requires significant efforts from our existing personnel. The complexities of the implementation and additional demands on our staff could have a material adverse effect on our business.
We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.
          We evaluate potential acquisitions on an ongoing basis. Aside from our recent acquisition of Nitram, we have limited experience with acquisitions. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for acquisition targets with companies having greater financial resources than we do. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions may also result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:
•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities, known and unknown;

•	incurring significant additional capital expenditures, transaction and operating expenses, and non-recurring acquisition-related charges;

•	the adverse impact on our earnings of the amortization of identifiable intangible assets recorded as a result of acquisitions;

•	the adverse impact on our earnings of impairment charges related to goodwill recorded as a result of acquisitions should we ever make such a determination that the goodwill or other intangibles related to any of our acquisitions was impaired;

•	failing to integrate the operations and personnel of the acquired businesses;

•	assimilating the operations of the acquired businesses, including differing technology, business systems and corporate cultures;

•	achieving operating and financial synergies anticipated to result from the acquisitions;

•	entering new markets with which we are not familiar; and

•	failing to retain key personnel of, vendors to and customers of the acquired businesses.
          If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than on our primary business.
Our ability to obtain financing for future growth opportunities may be limited.
          Our ability to execute our growth strategies may be limited by our ability to secure and retain reasonably priced financing. Some of our competitors are larger companies that may have better access to capital and therefore may have a competitive advantage over us should our access to capital be limited.
Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2008 excluded the operations of Nitram. If we are not able to integrate Nitram’s operations into our internal control over financial reporting, our internal control over financial reporting will not be effective.
          Section 404 of the Sarbanes-Oxley Act requires us to furnish a management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
          Complying with Section 404 is time consuming and costly. Prior to its acquisition by us, Nitram was a private company and was not required to comply with Section 404. The integration of Nitram’s operations into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase our compliance costs. Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2008 excluded the operations of Nitram.
          Failure to comply with Section 404, including a delay in or failure to successfully integrate Nitram’s operations into our internal control over financial reporting, or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.
Provisions of our charter documents, Delaware law and our stockholder rights plan could discourage a takeover that individual stockholders may consider favorable or the removal of our current management.
          Some provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that individual stockholders may consider favorable or the removal of our current management. These provisions:
•	provide for a classified board of directors with staggered, three-year terms;

•	prohibit cumulative voting in the election of directors;

•	prohibit our stockholders from acting by written consent;

•	limit the persons who may call special meetings of stockholders; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved by stockholders at stockholder meetings.
Delaware law may also discourage, delay or prevent someone from acquiring or merging with us. In addition, purchase rights distributed under our stockholder rights plan will cause substantial dilution to any person or group attempting to acquire us without conditioning the offer on our redemption of the rights. As a result, our stock price may decrease and you might not receive a change of control premium over the then-current market price of the common stock.
We are a holding company with no operations of our own. As a result, our cash flow and ability to service debt is dependent upon distributions from our subsidiaries.
          Our ability to service our debt is dependent upon the operating earnings of our subsidiaries. The distribution of those earnings, or advances or other distributions of funds by those subsidiaries to us, all of which could be subject to statutory or contractual restrictions, are contingent upon the subsidiaries’ earnings and are subject to various business considerations.

Currency fluctuations may reduce profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.
          A significant portion of our consolidated revenues are generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure you that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.
Litigation against us could be costly and time consuming to defend.
          We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition and results of operations. In addition, legal claims that have not yet been asserted against us may be asserted in the future.
Our business is subject to risks of terrorist acts, acts of war and natural disasters.
          Terrorist acts, acts of war, or national disasters may disrupt our operations, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could weaken the domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.
The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.
          Our common stock is relatively illiquid. As of August 29, 2008, we had 13,080,134 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Global Market, for the 50 trading days ended August 29, 2008 was less than 110,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your shares of our common stock at a price satisfactory to you.

The market price of our common stock may be volatile or may decline regardless of our operating performance.
          The market price of our common stock has experienced, and may continue to experience, substantial volatility, and the price of our common stock has increased significantly since June 30, 2006. During the period beginning July 1, 2006 through August 29, 2008, the sale prices of our common stock on the NASDAQ Global Market have ranged from a low of $5.06 to a high of $30.75 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in our stock price may include, among other things:
•	actual or anticipated variations in quarterly operating results;

•	any issuances of additional shares of our common stock;

•	general economic conditions or trends, or conditions or trends in our industry, including demand for our systems and products, technological advances and governmental regulations;

•	the price of natural gas;

•	announcements of technological advances by us or our competitors;

•	changes in our estimates of financial performance or changes in securities analysts’ estimates of financial performance or recommendations;

•	rumors or dissemination of false and/or unofficial information;

•	transactions in our common stock by our management;

•	litigation involving or affecting us, and

•	additions or departures of our key personnel.
          If any of these risks and other factors beyond our control were to occur, the market price of our common stock could decline significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
          None.

ITEM 2.	PROPERTIES.
          We own and lease office, manufacturing and warehousing facilities in various locations. Our principal facilities are described in the following table. All facilities are currently fully utilized.

	Approximate
Location	Sq. Footage	General Use
Owned:
Abilene, Texas	78,000	Manufacturing
Wichita Falls, Texas	75,000	Manufacturing
Cisco, Texas	67,000	Manufacturing
Denton, Texas	22,000	Manufacturing
Leased:
Dallas, Texas	26,890	Corporate office
Denton, Texas	16,000	Manufacturing
Dallas, Texas	7,560	Research and development
Essex, U.K.	4,090	Sales, engineering and administration
Singapore	2,300	Sales, engineering and administration
Orchard Park, New York	12,872	Sales, engineering and administration
Calgary, Alberta, Canada	2,000	Sales
Ware, U.K.	4,400	Sales

ITEM 3.	LEGAL PROCEEDINGS.
          On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserted claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company. MMPP’s claims arise out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured resulting in a fire. In the complaint, MMPP did not make a specific demand for damages, but alleged that it has incurred approximately $5.7 million in costs to repair the damage as a result of the incident.
          The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims and damages as described above. We believe MMPP’s claims are without merit and we intend to vigorously defend this suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          Our common stock is traded on the NASDAQ Global Market under the symbol “PMFG.” The table below sets forth the reported high and low sales prices for our common stock, as reported on the NASDAQ Global Market for the periods indicated. The prices have been adjusted for our two-for-one stock split in June 2007 and our holding company reorganization in August 2008, in which each share of Peerless common stock was converted into two shares of PMFG common stock.

Fiscal Year		High	Low

2007	First Quarter	$6.65	$5.06
	Second Quarter	6.71	5.52
	Third Quarter	8.13	5.74
	Fourth Quarter	11.14	7.71

2008	First Quarter	$12.32	$8.08
	Second Quarter	20.60	10.99
	Third Quarter	20.82	14.24
	Fourth Quarter	24.75	16.00
          As of August 29, 2008, there were approximately 96 holders of record of our common stock.
          We did not pay cash dividends in fiscal 2008 or fiscal 2007. Cash dividends may be paid, from time to time, on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements and other related factors. Additionally, our debt agreements contain restrictions on our ability to pay dividends based on satisfaction of certain performance measures and compliance with other conditions. Our ability to comply with these performance measures and conditions may be affected by events beyond our control. A breach of any of the covenants (including financial covenant ratios) contained in our debt agreements could result in a default under the debt agreements. Any defaults under our debt agreements could also prohibit us from paying any dividends.
          We did not repurchase any of our common stock in fiscal 2008 or fiscal 2007. Additionally, we do not have a stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.
          The following table summarizes certain selected financial data that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Report. Share and per share data has been adjusted for our two-for-one stock split in June 2007 and our holding company reorganization in August 2008, in which each share of Peerless common stock was converted into two shares of PMFG common stock.

	Year ended June 30,
	2008	2007	2006	2005	2004

		(Amounts in thousands, except per share amounts)
Operating results:
Revenues	$140,496	$75,141	$63,411	$51,063	$59,761
Cost of goods sold	99,216	51,343	45,978	37,356	40,959

Gross profit	41,280	23,798	17,433	13,707	18,802
Operating expenses	29,123	15,547	16,687	14,409	14,929

Operating income (loss)	12,157	8,251	746	(702)	3,873
Other income (expense)	366	589	455	63	(24)
Income tax benefit (expense)	(4,168)	(2,928)	(660)	113	(1,447)

Net earnings (loss) from continuing operations	8,355	5,912	541	(526)	2,402
Net loss from discontinued operations	—	—	(115)	(66)	(364)

Net earnings (loss)	$8,355	$5,912	$426	$(592)	$2,038

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$0.64	$0.46	$0.04	$(0.04)	$0.20
Loss from discontinued operations	$—	$—	$(0.01)	$(0.01)	$(0.03)
Earnings (loss)	$0.64	$0.46	$0.03	$(0.05)	$0.17

Weighted average shares outstanding:
Diluted	13,062	12,853	12,539	12,296	12,177

	As of June 30,
	2008	2007	2006	2005	2004

		(Amounts in thousands)
Financial position:
Working capital	$42,334	$30,622	$22,930	$20,272	$20,529
Current assets	96,946	64,106	45,172	35,696	35,331
Total assets	166,736	68,671	48,159	39,804	39,475
Current liabilities	54,612	33,484	22,242	15,424	14,802
Long-term debt	56,000	—	—	—	—
Total liabilities	123,805	35,134	22,242	15,514	14,802
Stockholders’ equity	42,931	33,537	25,917	24,290	24,673

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Item 8 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1.A of this Report. These factors could cause our actual results for future periods, including fiscal 2009, to differ materially from those experienced in, or implied by, these forward-looking statements.
          We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a brief summary of recent developments regarding our holding company reorganization and our acquisition of Nitram. This overview is followed by a discussion of our results of operations for the fiscal years ended June 30, 2008, 2007 and 2006, including a discussion of significant year-to-year variances. We also include information regarding our two reportable business segments: separation/filtration systems and environmental systems. We then discuss our financial condition at June 30, 2008 with a comparison to June 30, 2007. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities. We complete this discussion with an overview of our business outlook for fiscal 2009 and future periods.
          All share and per share amounts in this Report, including in this discussion and in our consolidated financial statements, have been retroactively adjusted to give effect to the reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock. All dollar amounts included in this discussion are expressed in thousands, other than per share amounts.
Overview
          We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure, and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction, or SCR, systems, and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power plants.
          Our products and systems are marketed worldwide. In each of the last three fiscal years, more than 35% of our revenues have been generated from outside the United States. We expect our international sales to continue to be an increasingly important part of our business.
          On August 15, 2008, we completed a holding company reorganization. In the reorganization, Peerless Mfg. Co. became a wholly owned subsidiary of PMFG, Inc. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. Our business, operations and management did not change as a result of the holding company reorganization.
          On April 30, 2008, we completed our acquisition of Nitram for approximately $63,110, including transaction costs. This acquisition broadens our product offerings, expands our position in selected markets, increases our engineering and skilled labor resources, broadens our research and development capabilities, and furthers our strategy of providing more complete systems to our customers. In addition, the acquisition of Nitram should improve our financial results by improving manufacturing and supply chain efficiencies and leveraging the cost of our corporate overhead.
          As a result of the acquisition, Nitram’s results of operations have been included in our consolidated financial statements from the date of acquisition. Purchase accounting for this acquisition resulted in the allocation of a portion of the purchase price to Nitram’s net assets, including tangible and intangible assets. This allocation resulted in increases to the fair value of Nitram’s inventory and backlog by $4,606 and $6,489, respectively. Of these amounts, $2,258 of this inventory cost was expensed and $2,734 of this backlog was amortized in the last two months of fiscal 2008, increasing our reported cost of goods sold. The balance of these amounts is expected to be expensed in the first two quarters of fiscal 2009, which will significantly impact our results of operations in those periods. For a further discussion of our allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Nitram acquisition, see Note D to our consolidated financial statements included in this Report.

Results of Operations — Consolidated
          The following summarizes our consolidated statements of operations as a percentage of net revenues:

	Year ended June 30,
	2008	2007	2006

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	70.6	68.3	72.5

Gross profit	29.4	31.7	27.5
Operating expenses	20.7	20.7	26.3

Operating income	8.7	11.0	1.2
Other income	0.3	0.8	0.7

Earnings from continuing operations before income taxes	9.0	11.8	1.9
Income tax expense	(3.0)	(3.9)	(1.0)

Net earnings from continuing operations	6.0	7.9	0.9
Loss from discontinued operations, net of tax	—	—	(0.2)

Net earnings	6.0%	7.9%	0.7%

          Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, direct and indirect labor, manufacturing overhead, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Cost of goods sold also includes the costs of commissioning the equipment and warranty related costs.
          Operating expenses include sales and marketing expenses, engineering and project management expenses, and general and administrative expenses.
          Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Sales and marketing expenses also include travel and entertainment, advertising, promotions, trade shows, seminars and other programs, and sales commissions paid to independent sales representatives.
          Engineering and project management expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.
          General and administrative expenses include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, accounting, human resources, information systems, and other administrative employees. General and administrative costs also include facility costs, insurance, audit fees, legal fees, reporting expense, professional services, and other administrative fees.

Results of Operations — Consolidated
     Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Year ended June 30,
	2008	% of Total	2007	% of Total	2006	% of Total

Domestic	$88,757	63.2%	$47,080	62.7%	$32,513	51.3%
International	51,739	36.8%	28,061	37.3%	30,898	48.7%

Total	$140,496	100.0%	$75,141	100.0%	$63,411	100.0%

          For fiscal 2008, total revenues increased $65,355, or 87.0%, compared to fiscal 2007. Domestic revenues increased $41,677, or 88.5%, in fiscal 2008 when compared to fiscal 2007. International revenues increased $23,678, or 84.4%, in fiscal 2008 when compared to fiscal 2007. Our fiscal 2008 and 2007 domestic revenues include $29,958 and $10,326, respectively, related to a large environmental systems order that has been completed. The increase in international revenues in fiscal 2008 includes a $13,850 order and other revenues from gas transmission projects. The results of Nitram’s operations have been included in our fiscal 2008 consolidated financial results since the date of acquisition, which was April 30, 2008, and accounted for $13,235 of domestic revenues and $1,473 of international revenues.
          For fiscal 2007, total revenues increased $11,730, or 18.5%, compared to fiscal 2006. Domestic revenues increased $14,567, or 44.8%, in fiscal 2007 when compared to fiscal 2006. International revenues decreased $2,837, or 9.2%, in fiscal 2007 when compared to fiscal 2006. The increase in our domestic revenues was primarily a result of the increase in our environmental systems sales related to power plant expansions. The decrease in our international revenues in fiscal 2007 was primarily related to the completion of a large environmental system in fiscal 2006.
          Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily sales volume, shifts in our product mix, material cost changes, and warranty and start-up (commissioning) costs. Shifts in the geographic composition of our sales can also have a significant impact on our reported margins. The following summarizes revenues, cost of goods sold, and gross profit:

	Year ended June 30,
		% of		% of		% of
	2008	Revenues	2007	Revenues	2006	Revenues

Revenues	$140,496	100.0%	$75,141	100.0%	$63,411	100.0%
Cost of goods sold	99,216	70.6%	51,343	68.3%	45,978	72.5%

Gross profit	$41,280	29.4%	$23,798	31.7%	$17,433	27.5%

          For fiscal 2008, our gross profit increased $17,482, or 73.5%, compared to fiscal 2007. The increase in fiscal 2008 was due mainly to increased revenues of $65,355, partially offset by $2,734 of amortization expense related to Nitram’s backlog at April 30, 2008 and $2,258 of expense related to fair value adjustment of Nitram’s inventory at April 30, 2008. Our gross profit, as a percentage of revenues, decreased from 31.7% in fiscal 2007 to 29.4% in fiscal 2008 primarily due to the expenses related to Nitram’s backlog and inventory.

          For fiscal 2007, our gross profit increased $6,365, or 36.5%, compared to fiscal 2006. Our gross profit, as a percentage of revenues, increased from 27.5% in fiscal 2006 to 31.7% in fiscal 2007. The increase in gross profit was due mainly to the increased revenues of $11,730. The gross profit margin was favorably impacted by the shift to increased revenues from our higher margin environmental products and reduced warranty and start-up costs.
          Operating Expenses. The following summarizes operating expenses:

	Year ended June 30,
		% of		% of		% of
	2008	Revenues	2007	Revenues	2006	Revenues

Sales and marketing	$11,660	8.3%	$8,127	10.8%	$6,645	10.5%
Engineering and project management	5,652	4.0%	4,094	5.5%	3,480	5.5%
General and administrative	11,811	8.4%	6,827	9.1%	6,562	10.3%
Gain on sale of property	—	—	(3,501)	(4.7%)	—	—

Total operating expenses	$29,123	20.7%	$15,547	20.7%	$16,687	26.3%

          For fiscal 2008, our operating expenses increased $13,576, or 87.3%, over fiscal 2007. As a percentage of revenues, these expenses were at 20.7% in fiscal 2008 and fiscal 2007. Our sales and marketing expenses increased $3,533 in fiscal 2008 compared to fiscal 2007 primarily due to commissions and other selling related expenses associated with higher revenues in fiscal 2008. Our engineering and project management expenses increased $1,558 in fiscal 2008 compared to fiscal 2007 primarily due to support activities associated with increased revenues. Our general and administrative expenses increased $4,984 in fiscal 2008 compared to fiscal 2007 primarily due to $1,100 of general and administrative costs associated with Nitram, higher compensation related expenses of $1,200, higher professional services of $900, additional facilities cost of $300 and $218 in amortization of intangible assets, other than amortization of the backlog related to the acquisition of Nitram.
          For fiscal 2007, our operating expenses decreased by $1,140, or 6.8%, compared to fiscal 2006. As a percentage of revenues, these expenses decreased from 26.3% in fiscal 2006 to 20.7% in fiscal 2007. Operating expenses in fiscal 2007 were offset by a gain on sale of property of $3,501, or 4.7% of revenues. Sales and marketing expenses increased from $6,645 in fiscal 2006 to $8,127 in fiscal 2007 due primarily to increased sales commissions attributable to increased orders and revenues. In addition, sales and marketing expenses increased due to increased staffing to support the growth in business activities. Our engineering and project management expenses increased from $3,480 in fiscal 2006 to $4,094 in fiscal 2007 due to the need for additional staffing and outside engineering services to support increased sales. Our general and administrative expenses increased from $6,562 in fiscal 2006 to $6,827 in fiscal 2007 primarily due to professional expenses related to compliance with Section 404 of the Sarbanes-Oxley Act and the cost of the Erie Power bankruptcy settlement, partially offset by lower compensation expenses from charges that occurred in fiscal 2006.
          Other Income and Expense. For fiscal 2008, other income and expense items decreased by $223 to $366, primarily due to an increase in foreign exchange gains of $309 and a $583 increase in interest income attributable to higher cash balances offset by $1,084 in interest expense related to the debt incurred in connection with the Nitram acquisition, and other net changes of $31.
          For fiscal 2007, other income increased by $134 compared to fiscal 2006, primarily due to an increase in interest income.

          Income Taxes: The Company’s effective income tax rate for continuing operations was 33.3%, 33.1% and 55.0% in fiscal 2008, 2007 and 2006, respectively. The rate in fiscal 2006 was impacted by increased state income tax expense during the year and reduced foreign tax related benefits. For further information related to income taxes, see Note Q to our consolidated financial statements included in Item 8 of this Report.
          Net Earnings: Our net earnings for fiscal 2008 increased by $2,443 to net earnings of $8,355, or 6.0% of revenues, from net earnings of $5,912, or 7.9% of revenues for fiscal 2007, as a result of increased sales partially offset by increased cost of goods sold, higher operating expense and the impact of the Nitram acquisition. Basic earnings per share increased from net earnings of $0.47 per share for fiscal 2007, to net earnings of $0.65 per share for fiscal 2008. Diluted earnings per share increased from net earnings of $0.46 per share for fiscal 2007, to net earnings of $0.64 per share for fiscal 2008.
          Our net earnings from continuing operations for fiscal 2007 increased by $5,371 to net earnings of $5,912, or 7.9% of revenues, from net earnings from continuing operations of $541, or 0.9% of revenues for fiscal 2006, as a result of a $3,501 gain on the sale of property, increased sales, and improved gross profit margin. These gains were partially offset by an increase in total operating expenses. Basic earnings per share from continuing operations increased from net earnings of $0.04 per share for fiscal 2006, to net earnings of $0.47 per share for fiscal 2007. Diluted earnings per share increased from net earnings of $0.04 per share for fiscal 2006, to net earnings of $0.46 per share for fiscal 2007.
          Discontinued Operations: There was no operating income or loss from discontinued operations for fiscal 2008 or 2007. Our net loss from discontinued operations for fiscal 2006 was $115 and related primarily to legal expenses. Basic and diluted loss per share from discontinued operations was ($0.01) per share for fiscal 2006.
Results of Operations — Segments
          We have two lines of business: separation/filtration systems and environmental systems. Revenues and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Certain corporate level expenses and the gain on sale of property in 2007 have been excluded from our segment operating results and are analyzed separately.
          Separation/Filtration Systems
          The separation/filtration systems segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Separation/filtration systems represented 56.6%, 62.9%, and 68.8% of our revenues in fiscal years 2008, 2007, and 2006, respectively.

          Separation/filtration systems revenues and operating income for the prior three fiscal years are presented below:

	Year ended June 30,
	2008	2007	2006

Revenue	$79,540	$47,256	$43,644
Operating income	$10,216	$6,609	$5,253

Operating income as % of revenue	12.8%	14.0%	12.0%
          Separation/filtration systems revenues increased by $32,284, or 68.3%, in fiscal 2008 compared to fiscal 2007 due to the Nitram acquisition, which accounted for $14,708 of the increase, and increased global expansion of gas transmission projects. Our domestic separation/filtration systems revenues increased by $15,601 in fiscal 2008 compared to fiscal 2007 primarily due to the Nitram acquisition. Our international separation/filtration systems revenues increased by $16,683 in fiscal 2008 compared to fiscal 2007 primarily due to a $13,850 contract awarded in May 2007.
          Revenues from separation/filtration systems increased by $3,612, or 8.3%, in fiscal 2007 as compared to fiscal 2006. Our domestic separation/filtration systems revenues increased by $5,195 in fiscal 2007 compared fiscal 2006. Our international revenues decreased by $1,583 in fiscal 2007 compared to fiscal 2006. The increase in revenues in fiscal 2007 related primarily to an increase in domestic sales of our gas separation and filtration products.
          Separation/filtration systems operating income in fiscal 2008 increased $3,607 compared to fiscal 2007. Separation/filtration systems operating income in fiscal 2007 increased $1,356 compared to fiscal 2006. As a percentage of separation/filtration systems revenues, operating income was 12.8%, 14.0%, and 12.0%, in fiscal 2008, 2007, and 2006, respectively. The increased operating income in fiscal 2008 is primarily related to increased revenues partially offset by the inclusion of Nitram’s operating results since April 30, 2008, the date of acquisition, which are reported in the separation/filtration systems segment and include expenses of $2,734 and $2,258 related to fair value adjustments of Nitram’s backlog and inventory, respectively.
          Environmental Systems
          The primary product of our environmental systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental systems represented 43.4%, 37.1%, and 31.2% of our revenues in fiscal years 2008, 2007, and 2006, respectively.

          Environmental systems revenues and operating income for the prior three fiscal years are presented below:

	Year ended June 30,
	2008	2007	2006

Revenue	$60,956	$27,885	$19,767
Operating income	$13,752	$4,968	$2,055

Operating income as % of revenue	22.6%	17.8%	10.4%
          Environmental systems revenues increased by $33,071, or 118.6%, in fiscal 2008 compared to fiscal 2007. Our fiscal 2008 and 2007 domestic revenues include $29,958 and $10,326, respectively, from a large environmental systems order. The additional increase in fiscal 2008 was primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems.
          Revenues from environmental systems increased by $8,118, or 41.1%, in fiscal 2007 when compared to fiscal 2006. The increase in fiscal 2007 was due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems.
          Environmental systems operating income in fiscal 2008 increased $8,784 compared to fiscal 2007 due to increased sales and improved operating margins. Environmental systems operating income in fiscal 2007 increased $2,913 compared to fiscal 2006. As a percentage of environmental systems revenues, operating income was 22.6%, 17.8%, and 10.4% in fiscal 2008, 2007, and 2006, respectively.
          Corporate Level Expenses
          Corporate level expenses excluded from our segment operating results were $11,811, $6,827, and $6,562 for fiscal years 2008, 2007, and 2006, respectively, excluding the gain on sale of property of $3,501 in fiscal 2007.
          For fiscal 2008, our corporate level expenses increased $4,984, or 73.0%, compared to fiscal 2007. The increase related primarily to $1,100 of general and administrative costs associated with Nitram, higher compensation related expenses of $1,200, higher professional services of $900, additional facilities cost of $300 and $218 in amortization of intangible assets, other than amortization of the backlog related to the acquisition of Nitram. For fiscal 2007, our corporate level expenses increased $265, or 4.0%, compared to fiscal 2006. The increase was due primarily to professional expenses related to compliance with Section 404 of the Sarbanes-Oxley Act and the cost of the Erie Power bankruptcy settlement, partially offset by lower compensation expenses from charges that occurred in fiscal 2006.
Business Outlook
          The demand for energy is growing worldwide, driving the need for additional energy infrastructure. At the same time, increased environmental awareness is resulting in the adoption of stricter environmental regulations not only in the United States, but in a number of other countries. In response to the demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas.

Internationally, power providers are constructing new nuclear power facilities. These market trends are driving the demand for both our separation/filtration products as well as our SCR systems, creating significant opportunities for us.
          Factors that are expected to impact our results in fiscal 2009 include the following:
•	The acquisition of Nitram will provide additional revenue opportunities. Our anticipated revenue growth, however, will be impacted by the completion of a large $40,000 environmental systems order from which we recognized $10,326 and $29,958 of revenues in fiscal 2007 and 2008, respectively. Our backlog of uncompleted orders at June 30, 2008 was $107,000, compared to $97,000 at June 30, 2007 and $40,000 at June 30, 2006.

•	The application of purchase accounting in connection with the Nitram acquisition resulted in the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed. As described above in Overview, this allocation will result in our recognizing increased inventory expense and the amortization of Nitram’s backlog and other intangibles, as well as higher depreciation of plant, property and equipment. These costs will impact our reported gross margins and fiscal 2009 results, particularly in the first two quarters of fiscal 2009, and in future periods.

•	At June 30, 2008 we had $56,000 of long-term debt and $4,000 of current maturities of long-term debt that was incurred in connection with the Nitram acquisition. We had no long-term debt at June 30, 2007. Depending on market conditions and other factors, we may seek to raise additional equity capital in fiscal 2009, the proceeds of which would primarily be used to repay a portion of this debt. We cannot assure you that we will issue additional equity or that our indebtedness will be significantly reduced. Our existing interest and principal payment obligations, to the extent they remain in effect, will impact our results of operations and cash flows in fiscal 2009 and future periods.

•	Subsequent to June 30, 2008, we made restricted stock awards to our directors, officers and other employees pursuant to our equity incentive plan. We expect to record stock compensation expense of approximately $1,143 in fiscal 2009 related to these and other equity awards made in prior years.
Contingencies
          On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserted claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company. MMPP’s claims arise out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured resulting in a fire. In the complaint, MMPP did not make a specific demand for damages, but alleged that it has incurred approximately $5,700 in costs to repair the damage as a result of the incident.
          The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by

MMPP from the Company. In this complaint, MMPP asserted the same claims and damages as described above. We believe MMPP’s claims are without merit and we intend to vigorously defend this suit.
          We completed the acquisition of Nitram in April 2008. We have liability with respect to the operations of Nitram and its subsidiaries because these entities are our wholly owned subsidiaries. In particular, in April 2008, a subsidiary of Nitram made a voluntary disclosure to the Office of Foreign Assets Control (“OFAC”) regarding sales of industrial separators to Iran. We cannot predict the response of the OFAC, the outcome of any related proceeding or the likelihood that future proceedings will be instituted against us. In the event that there is an adverse ruling in any proceeding, we may be required to pay fines and penalties. Additionally, we have potential liability related to environmental matters associated with certain properties that we acquired in the Nitram acquisition. The liability related to the environmental matters has not been quantified, but is currently not expected to be material. We believe that we will be reimbursed for the cost of any remediation under our purchase agreement with Nitram’s former stockholders. In connection with the Nitram acquisition, $10,920 of the purchase price was placed in escrow to reimburse us for breach of representation and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure and environmental matters.
          From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Backlog
          Our backlog of uncompleted orders was $107,000 at June 30, 2008, compared to $97,000 at June 30, 2007. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at June 30, 2008, we estimate approximately 97% will be completed during fiscal 2009, compared to 92% at June 30, 2007 that we anticipated would be completed in fiscal 2008.
Financial Position
          Assets. Total assets increased by $98,065 or 142.8%, from $68,671 at June 30, 2007 to $166,736 at June 30, 2008. We held cash and cash equivalents of $11,444, had working capital of $42,334, and a current liquidity ratio of 1.77-to-1.0 at June 30, 2008. This compares with cash and cash equivalents of $17,015, working capital of $30,622, and a current liquidity ratio of 1.91-to-1.0 at June 30, 2007. The increase in our assets is primarily related to the Nitram acquisition, which, based on our preliminary allocation of the purchase price, includes net tangible assets of $5,186, intangible assets of $30,049 and goodwill of $27,875. For a discussion of our allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Nitram acquisition, see Note D to our consolidated financial statements included in Item 8 of this Report.
          Liabilities and Stockholders’ Equity. Total liabilities increased by $88,671 or 252.4%, from $35,134 at June 30, 2007 to $124,090 at June 30, 2008. This increase in liabilities relates primarily to the $60,000 of debt incurred in connection with the Nitram acquisition and the assumption of Nitram’s liabilities. The increase in our stockholders’ equity of $9,394, or 28.0%, from $33,537 at June 30, 2007 resulted primarily from an increase in retained earnings due to net earnings in fiscal 2008. Our debt (total liabilities)-to-equity ratio increased from 1.05-to-1.0 at June 30, 2007, to 2.89-to-1.0 at June 30, 2008 reflecting the debt incurred in connection with the Nitram acquisition, a 63.1% increase in our current liabilities and a 28.0% increase in our stockholders’ equity during fiscal 2008.

Liquidity and Capital Resources
          Our cash and cash equivalents were $11,444 as of June 30, 2008, compared to $17,015 at June 30, 2007. Net cash provided by operating activities during fiscal 2008 was $784 compared to net cash provided by operating activities during fiscal 2007 of $9,422 and net cash used in operating activities during fiscal 2006 of $2,488.
          Because we are engaged in the business of manufacturing custom systems, our progress billing practices are event-oriented rather than date-oriented, and vary from contract to contract. We ordinarily bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the accounts receivable balance. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At June 30, 2008, the balance of these working capital accounts was $31,872 compared to $13,118 at June 30, 2007, reflecting an increase of our investment in these working capital items of $18,754 resulting primarily from the Nitram acquisition.
          Net cash used in investing activities was $63,141 for fiscal 2008, compared to net cash used in investing activities of $236 and $258 for fiscal 2007 and 2006, respectively. The use of cash during fiscal 2008 related primarily to the acquisition of Nitram and the purchase of property and equipment. The use of cash during fiscal 2007 related primarily to purchasing property and equipment and an increase in restricted cash, partially offset by cash provided from the sale of our former headquarters facility. The use of cash during fiscal 2006 related primarily to purchases of plant equipment.
          Net cash provided by financing activities was $56,764, $1,292, and $980 during fiscal 2008, 2007 and 2006, respectively. The cash provided in fiscal 2008 related primarily to proceeds from the long-term debt associated with the Nitram acquisition less the costs of incurring the debt. The cash provided in fiscal 2007 and 2006 related to the proceeds and tax benefits from the issuance of common stock pursuant to the exercise of employee stock options.
          As a result of the above factors, our cash and cash equivalents during fiscal 2008 decreased $5,571, net of $2,789 in restricted cash, compared to an increase of $10,604, net of $2,811 in restricted cash, in fiscal 2007, and compared to a decrease of $1,866 in fiscal 2006.
          The Company’s $9,000 revolving line of credit for working capital requirements was terminated on April 30, 2008 in connection with the financing of the Nitram acquisition. Concurrently with the closing of this acquisition, the Company entered into a new revolving credit and term loan agreement, dated April 30, 2008 (the “Senior Secured Credit Agreement”), with Comerica Bank, as administrative agent, and several other financial institutions. The Senior Secured Credit Agreement provides for a $40,000 term loan and a $20,000 revolving credit facility.
          At the acquisition closing, the Company borrowed $40,000 under the senior term loan and borrowed an additional $20,000 pursuant to a subordinated secured term loan. The proceeds from the senior and subordinated term loans, together with cash on hand, were used to fund our acquisition of Nitram and related transaction costs.
          The senior term loan matures on March 31, 2013. Interest on the senior term loan is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 50 and 125 basis points based on the Company’s consolidated total leverage (“CTL”) ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 275 and 350 basis points based on our CTL ratio. The Senior Secured Credit Agreement requires quarterly principal payments on the senior term loan of $1,000 through April 1, 2011 and $1,500 thereafter through April 1, 2013, with the balance of the senior term loan due at maturity. The Senior Secured Credit Agreement also requires additional principal payments of the senior term loan based upon the Company’s cash flow beginning in the 2009 fiscal year, the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt.
          The revolving credit facility matures on April 30, 2011. Interest under the revolving credit facility is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 25 and 100 basis points based on the Company’s CTL ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 225 and 300 basis points based on our CTL ratio. Under this revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base).
          The subordinated term loan matures on April 29, 2013. Interest on the subordinated note is payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated term loan. To date, we have paid all interest obligations on the subordinated term loan in cash and currently expect to continue paying in cash rather than adding to the principal balance. The subordinated term loan permits the lenders to require mandatory principal prepayments of the subordinated term loan using the net proceeds of the issuance of additional equity securities by the Company. The Company may also prepay the subordinated term loan in whole or in part, at its option, subject to the terms of the Senior Secured Credit Agreement. Optional and mandatory prepayments require the Company to pay a fee equal to 3% of the prepayment amount if made on or before April 30, 2009, 2% of the prepayment amount if made on or after May 1, 2009 but on or before April 30, 2010 and 1% of the prepayment amount if made on or after May 1, 2010 but on or before April 30, 2011.
          The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions, as well as other customary covenants. The subordinated term loan is secured by a second lien on substantially all assets of the Company and contains financial and other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions, as well as other customary covenants of a type similar to those contained in the Senior Secured Credit Agreement.
          As required by the Senior Secured Credit Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior term loan, with a notional amount of $20,000 (the “Hedging Transaction”). The Hedging Transaction became effective on August 15, 2008 and that will terminate on April 2, 2012. Under the terms of the Hedging Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Hedging Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Hedging Transaction will amortize in the amount of (i) $5,000 on October 1, 2008, October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the counterparty makes the payments required under the Hedging Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 275 to 350 basis points based on our CTL ratio, for the term of the Hedging Transaction.
          In addition, the Company’s U.K. subsidiary had a £2,600 ($5,179) debenture agreement used to facilitate the issuances of letters of credit and bank guarantees. At June 30, 2008, this facility was secured by substantially all of our U.K. subsidiary’s assets, and by a cash deposit of £1,400 ($2,789), which is recorded as restricted cash on the consolidated balance sheet. At June 30, 2008, there was £2,144 ($4,271) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. As of June 30, 2008, the Company was in compliance with all financial and other covenants under this debenture agreement.
          We filed a shelf registration statement with the SEC that will allow us to sell up to 3,000,000 shares of our common stock in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the offering of our common stock, subject to market conditions and our capital needs. Under the terms of our debt agreements, part of the proceeds from any offering would be required to be used to repay a portion of the indebtedness we incurred in connection with our acquisition of Nitram.
          We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of June 30, 2008.
Aggregate Contractual Obligations
          The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 30, 2008.

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Debt — Term Loans (1)	$85,282	$9,593	$18,764	$56,925	$—
Purchase obligations (2)	21,146	21,146	—	—	—
Stand-by letters of credit (3)	15,363	9,713	2,783	2,867	—
Operating lease obligations	4,832	835	1,260	1,069	1,668

Total contractual obligations	$126,623	$41,287	$22,807	$60,861	$1,668

1)	Term debt obligations include interest calculated based on the rates in effect on June 30, 2008.

2)	Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2008. We believe that some of these obligations could be canceled for payment of a nominal penalty, or no penalty. However, the amount of open purchase orders that could be canceled in this manner is difficult to quantify. In addition, we generally have contracts with our customers that minimize our exposure to losses for materials purchased within lead-times necessary to meet customer forecasts.

3)	The stand-by letters of credit include $11,093 issued under our $20,000 revolving credit facility and $4,270 outstanding under the debenture agreement in the U.K.

Critical Accounting Policies
          The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.
          Certain of our accounting policies require a higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, accrual for estimated warranty costs, allowance for doubtful accounts, and reserve for obsolete and slow moving inventory. Our policies and related procedures for these items are summarized below.
          Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months or longer in duration. In connection with these contracts, we follow the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenues are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
          When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the amount of revenues for that period. We continually update our estimates of costs and the status of each project with our subcontractors and our manufacturing plant management. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined. The impact of revisions in contract estimates are recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-priced arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, and other factors can affect our cost estimates. While we attempt to reduce the uncertainty related to revenues and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves substantial judgment.
          Product Warranties. We offer warranty periods of various lengths to our customers depending upon the specific product and terms of the customer agreement. We typically negotiate the terms regarding warranty coverage and length of warranty depending upon the product involved and customary practices in the industry. In general, our warranties require us to repair or replace defective products during the warranty period at no cost to the customer. We attempt to obtain back-up concurrent warranties for major component parts from our suppliers. As of each balance sheet date, we record an estimate for warranty related costs for products sold based on historical experience, expectation of future conditions and the extent of back-up concurrent supplier warranties in place. While we believe that our estimated warranty reserve is adequate and the judgment applied is appropriate, due to a number of factors, our estimated liability for product warranties could differ from actual warranty costs incurred in the future.
          Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors, and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers, and discussions with the customers directly, and record a provision for doubtful accounts based on historical collections and estimated future collections. As actual collections or market conditions may vary from those projected, adjustments to our allowance for doubtful accounts may be required.
          Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review inventory values on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.
          Intangible Assets and Goodwill. The amount of recorded goodwill relates primarily to the Nitram acquisition and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is not amortized, however it is measured for impairment annually, or more frequently if conditions indicate an earlier review is necessary. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.
          Intangible assets subject to amortization acquired as part of the Nitram acquisition include customer backlog, licensing agreements, and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets acquired in the Nitram acquisition, which the Company considers indefinite are trade names and design guidelines. The Company evaluates the recoverability of intangible assets annually, or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
          We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets that include other intangible assets, goodwill, and property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our goodwill and other intangibles. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisitions. We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
          Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance we must include an expense within the tax provision in the consolidated statements of operations. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” we estimate and record any uncertainty in regards to a tax position taken or expected to be taken in a tax return.
New Accounting Standards
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 delays the effective date for certain items to July 1, 2009. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position, statements of operations and cash flows.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow the Company to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and has not yet determined the financial assets and liabilities, if any, for which the fair value option may be elected or the potential impact on the consolidated financial statements, if such election were made.
          In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”) which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R on July 1, 2009, the beginning of its 2010 fiscal year. The adoption of SFAS No. 141R will have an impact on our financial results with respect to any future acquisitions. However, the impact can not be estimated at this time.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161

requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.
          In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) to revise the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The purpose of FSP FAS 142-3 is to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact that adoption of FSP FAS 142-3 may have on its financial statements.
          From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not effective will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.
Interest Rate Risk
          We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At June 30, 2008, we had $40.0 million of outstanding borrowings under this Agreement. Subsequent to June 30, 2008, we entered into an interest rate cap transaction with a notional amount of $20.0 million, or 50% of our variable rate debt on that date. This cap transaction complies with our obligation under our Senior Secured Credit Agreement.
          To assess exposure to interest rate changes, we performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates on borrowings under our Senior Secured Credit Agreement. Our analysis indicates that the effect on fiscal 2008 income before taxes of such an increase and decrease in interest rates would be approximately $69,000.
Foreign Currency Risk
          Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed principally in the local currency and therefore provide a “natural hedge” against currency fluctuations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be, immaterial. We did not have any currency derivatives outstanding as of, or during, the fiscal year ended June 30, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
PMFG, Inc.
We have audited the accompanying consolidated balance sheets of PMFG, Inc. (a Delaware corporation) and subsidiaries (the “Company”, formerly Peerless Mfg. Co.) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMFG, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
As described in Note A to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109,” effective as of July 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMFG, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2008 expressed and unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 8, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
PMFG, Inc.
We have audited PMFG, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”, formerly Peerless Mfg. Co.) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Nitram Energy, Inc. (“Nitram”) from its assessment of internal control over financial reporting as of June 30, 2008 because it was acquired by the Company in a purchase business combination on April 30, 2008. We have also excluded Nitram from our audit of internal control over financial reporting. Nitram is a wholly-owned subsidiary whose total assets and total revenues represent 18% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2008.
In our opinion, PMFG, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated September 8, 2008 expressed and unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 8, 2008

PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousand)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,444	$17,015
Restricted cash	2,789	2,811
Accounts receivable-principally trade — net of allowance for doubtful accounts of $625 at June 30, 2008 and $465 at June 30, 2007	37,532	21,329
Inventories	15,904	3,919
Costs and earnings in excess of billings on uncompleted contracts	24,468	15,976
Deferred income taxes	2,330	1,410
Other current assets	2,479	1,646

Total current assets	96,946	64,106

Property, plant and equipment — net	8,324	3,747
Intangible assets — net	27,097	—
Goodwill	27,875	—
Investment in unconsolidated entity	1,930	—
Other assets	4,564	818

Total assets	$166,736	$68,671

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,358	$17,217
Current maturities of long-term debt	4,000	—
Billings in excess of costs and earnings on uncompleted contracts	6,770	6,970
Commissions payable	1,618	1,401
Income taxes payable	885	1,576
Accrued product warranties	1,224	641
Customer Deposits	4,822	88
Accrued liabilities and other	11,935	5,591

Total current liabilities	54,612	33,484

Long-term debt	56,000	—
Deferred income taxes	12,196	1,010
Other non-current liabilities	997	640

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized, 25,000,000 shares of $0.01 par value; issued and outstanding, 13,023,370 and 12,879,288 shares at June 30, 2008 and 2007, respectively	130	6,440
Additional paid-in capital	9,018	1,359
Accumulated other comprehensive income	330	431
Retained earnings	33,453	25,307

Total stockholders’ equity	42,931	33,537

Total liabilities and stockholders’ equity	$166,736	$68,671

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Year ended June 30,
	2008	2007	2006

Revenues	$140,496	$75,141	$63,411
Cost of goods sold	99,216	51,343	45,978

Gross profit	41,280	23,798	17,433
Operating expenses
Sales and marketing	11,660	8,127	6,645
Engineering and project management	5,652	4,094	3,480
General and administrative	11,811	6,827	6,562
Gain on sale of property	—	(3,501)	—

	29,123	15,547	16,687

Operating income	12,157	8,251	746

Other income (expense)
Interest income	1,016	433	248
Interest expense	(1,084)	—	—
Foreign exchange gain	480	171	101
Other income (expense) — net	(46)	(15)	106

	366	589	455

Earnings from continuing operations before income taxes	12,523	8,840	1,201
Income tax expense	(4,168)	(2,928)	(660)

Net earnings from continuing operations	8,355	5,912	541

Discontinued operations
Loss from discontinued operations	—	—	(183)
Income tax benefit	—	—	68

Net loss from discontinued operations	—	—	(115)

Net earnings	$8,355	$5,912	$426

BASIC EARNINGS PER SHARE
Earnings from continuing operations	$0.65	$0.47	$0.04
Loss from discontinued operations	—	—	(0.01)

Basic earnings per share	$0.65	$0.47	$0.03

DILUTED EARNINGS PER SHARE
Earnings from continuing operations	$0.64	$0.46	$0.04
Loss from discontinued operations	—	—	(0.01)

Diluted earnings per share	$0.64	$0.46	$0.03

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(Amounts in thousands)

				Accumulated
			Additional	Other		Total
	No. of	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Income	Earnings	Equity

Balance at June 30, 2005	12,144	3,036	2,114	171	18,969	24,290

Comprehensive income
Net earnings from continuing operations					541	541
Net loss from discontinued operations					(115)	(115)
Foreign currency translation adjustment				74		74

Total comprehensive income						500

Restricted stock grants	40	10	19			29
Stock options expense			118			118
Stock options exercised	352	88	586			674
Income tax benefit related to stock options exercised			306			306

Balance at June 30, 2006	12,536	3,134	3,143	245	19,395	25,917

Comprehensive income
Net earnings from continuing operations					5,912	5,912
Foreign currency translation adjustment				186		186

Total comprehensive income						6,098

Restricted stock grants	45	11	61			72
Stock options expense			158			158
Stock options exercised	299	77	921			998
Stock split in the form of a stock dividend		3,218	(3,218)			—
Income tax benefit related to stock options exercised			294			294

Balance at June 30, 2007	12,880	$6,440	$1,359	$431	$25,307	$33,537

Comprehensive income
Net earnings from continuing operations					8,355	8,355
Foreign currency translation adjustment				(101)		(101)

Total comprehensive income						8,254

Restricted stock grants	81	40	676			716
Stock options expense			63			54
Stock options exercised	63	32	231			263
Reorganization stock conversion		(6,382)	6,382			—
Income tax benefit related to stock options exercised			316			316
Adoption of accounting standard — FIN 48					(209)	(209)

Balance at June 30, 2008	13,024	$130	$9,018	$330	$33,453	$42,931

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands

	Year ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$8,355	$5,912	$426
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,863	664	688
Deferred income taxes	(2,888)	940	(354)
Deferred rent expense	70	62	—
Bad debt expense	160	3	427
Provision for warranty expense	686	186	365
Inventory valuation reserve	221	217	271
Gain on sale of property	—	(3,501)	—
Excess tax benefits from stock-based payment arrangements	(316)	(294)	(306)
Stock-based compensation	770	230	147
Changes in operating assets and liabilities of continuing operations net of acquisitions:
Accounts receivable	(3,745)	(4,844)	(5,227)
Inventories	1,689	738	(1,833)
Costs and earnings in excess of billings on uncompleted contracts	(8,504)	(2,051)	(3,653)
Other current assets	(383)	(215)	(221)
Other assets	307	27	(61)
Accounts payable	(326)	3,406	5,300
Billings in excess of costs and earnings on uncompleted contracts	(200)	4,369	520
Commissions payable	217	163	476
Income taxes payable	(375)	1,795	467
Product warranties	(103)	(171)	(384)
Accrued liabilities and other	1,286	1,786	464

Net cash provided by (used in) operating activities of continuing operations:	784	9,422	(2,488)

Cash flow from investing activities of continuing operations:
Decrease (increase) in restricted cash	22	(2,811)	—
Purchases of property and equipment	(1,176)	(1,662)	(315)
Proceeds from the sale of property and equipment	12	4,237	57
Business acquisition, net of cash acquired	(61,999)	—	—

Net cash used in investing activities of continuing operations	(63,141)	(236)	(258)

Cash flows from financing activities of continuing operations:
Proceeds from long-term debt	60,000	—	—
Payment of debt issuance cost	(3,815)	—	—
Proceeds from exercise of stock options	263	998	674
Excess tax benefits from stock-based payment arrangements	316	294	306

Net cash provided by financing activities of continuing operations	56,764	1,292	980
Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Continued
Amounts in thousands

	Year ended June 30,
	2008	2007	2006

Cash flow from discontinued operations — revised:
Cash used in operating activities	$—	$—	$(106)
Cash provided by investing activities	—	—	9

Net cash used in discontinued operations	—	—	(97)

Effect of exchange rate changes on cash and cash equivalents	22	126	(3)

Net increase (decrease) in cash and cash equivalents	(5,571)	10,604	(1,866)

Cash and cash equivalents at beginning of period	17,015	6,411	8,277

Cash and cash equivalents at end of period	$11,444	$17,015	$6,411

Supplemental information on cash flow:
Income taxes paid	$7,250	$481	$45
Income taxes refunded	$—	$(297)	$(237)
Leasehold improvements incentive allowance	$—	$578	$—
Interest paid	$267	$—	$—
Non-cash investing activity:
The preliminary purchase consideration for the Nitram acquisition was $64,260, subject to a post-closing working capital adjustment of $1,150. The $61,999 presented as an investing activity represents the preliminary purchase consideration, net of $2,261 of cash acquired.
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company is a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The Company primarily serves the markets for power generation, natural gas infrastructure, and refining and petrochemical processing. The Company offers a broad range of systems and products through its two reportable segments: separation / filtration systems and environmental systems. Separation and filtration products remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The Company’s selective catalytic reduction, or SCR, systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping its customers comply with environmental regulations.
The Company’s products are manufactured principally at plants located in Texas and are sold worldwide. Primary customers include equipment manufacturers, engineering contractors and operators of power plants.
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. for approximately $63,110 including transaction costs. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc. and Alco Products, producers of equipment similar and complementary to the Company’s existing systems and products.
A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows.
Holding Company Reorganization and Stock Conversion
On August 15, 2008, the Company completed a holding company reorganization. In the reorganization, Peerless Mfg. Co., a Texas corporation, became a wholly owned subsidiary of PMFG, Inc., a newly formed Delaware corporation. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. The Company’s business, operations and management did not change as a result of the holding company reorganization.
References to “Company,” “we,” “us” and “our” refer to (a) PMFG, Inc. and its subsidiaries after the holding company reorganization, and (b) Peerless Mfg. Co. and its subsidiaries prior to the holding company reorganization, in each case unless the context requires otherwise. Additionally, references to “PMFG” refer to PMFG, Inc. and references to “Peerless” refer to Peerless Mfg. Co., in each case unless the context requires otherwise.
2007 Stock Split
On May 4, 2007, the Company announced a two-for-one stock split (in the form of a stock dividend) of its outstanding common stock. Stockholders of record at the close of business on May 18, 2007 were entitled to receive the stock dividend, which was payable on June 7, 2007.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Retroactive Adjustments
The share data and per share data included in these consolidated financial statements for all years presented have been retroactively adjusted to give effect to the reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock subsequent to June 30, 2008, and the two-for-one stock split in 2007.
Consolidation
The Company consolidates the accounts of its subsidiaries which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation. In addition to the wholly-owned subsidiaries, the Company has a 40% interest in a joint venture which is presented as an investment in unconsolidated entity, and is accounted for under the equity method of accounting.
The consolidated financial statements include the financial results of Nitram for the two months ending June 30, 2008, the period the Company owned Nitram.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
At June 30, 2008 and 2007, the Company had $5,833 and $4,530, respectively, in foreign bank balances in Canada, Singapore and the United Kingdom. Of the balance at June 30, 2008, $2,789 was restricted as collateral for stand-by letters of credit and bank guarantees.
Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
The Company had $1,665 and $1,085 of current retention receivables included in accounts receivable — trade at June 30, 2008 and 2007, respectively. Additionally, $94 and $406 of long-term retention receivables are included in other assets at June 30, 2008 and 2007, respectively.
Changes in the Company’s allowance for doubtful accounts in the last three fiscal years are as follows:

	Year ended June 30,
	2008	2007	2006
Balance at beginning of year	$465	$462	$352
Bad debt expense	160	3	427
Accounts written off, net of recoveries	—	—	(317)

Balance at end of year	$625	$465	$462

Inventories
During 2008, the Company voluntarily elected to change its method of valuing its inventory to the lower of weighted average cost method or market. Prior to that date, the Company valued its inventory at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The new method of accounting was adopted to more closely follow the flow of costs.
Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” issued by the Financial Accounting Standards Board (“FASB”) in May 2005, requires that voluntary changes in an accounting principle are to be applied retrospectively to prior financial statements. The effect of the change was immaterial to the Company’s consolidated results of operations for fiscal years 2008, 2007 and 2006 and therefore, retroactive application has not been presented.
The Company regularly reviews the value of inventory on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.
Depreciable Assets
Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (generally 3 to 7 years), principally by the straight-line method. Routine maintenance costs are expensed as incurred. Major improvements that extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and amortized over the shorter of the estimated life or the lease term.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews it long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value, typically represented by the discounted cash flows associated with the asset.
Intangible Assets and Goodwill
The amount of recorded goodwill relates primarily to the Nitram acquisition and represents the difference between the purchase price and the fair value of the net asset acquired. Goodwill is not amortized, however it is measured for impairment annually, or more frequently if conditions indicate an earlier review is necessary. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.
Intangible assets subject to amortization acquired as part of the Nitram acquisition include customer backlog, licensing agreements, and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets acquired in the Nitram acquisition, which the Company considers indefinite, are trade names and design guidelines. The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
Revenue Recognition
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenues are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Warranty Costs
The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the revenues are recognized based on historical experience, expectation of future conditions, and the extent of backup concurrent supplier warranties in place.
Start-Up Costs
The Company accrues for estimated future costs associated with the installation and commissioning of certain projects in the period in which the revenues are recognized based on historical experience and expectation of future conditions.
Debt Issuance Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on our consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis, which approximates the effective interest method. Amortization of deferred financing costs included in interest expense was $127 in fiscal 2008.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS 123R, “Share-Based Payment.” Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost over the requisite service period.
Shipping and Handling Policy
Shipping and handling fees of finished goods charged to customers are reported as revenues. Shipping and handling costs that are incurred that relate to products sold are reported as cost of goods sold. Shipping and handling fees included in revenues were $325, $466, and $957 for fiscal 2008, 2007, and 2006, respectively. Shipping and handling costs included in cost of goods sold were $512, $447, and $861 for fiscal 2008, 2007 and 2006, respectively.
Advertising Costs
Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred. Advertising expenditures were approximately $103, $37 and $38 in fiscal 2008, 2007 and 2006, respectively.
Design, Research and Development
Design, research and development costs are charged to operating expenses under the engineering and project management category in the periods incurred. Design, research and development expenditures were approximately $229, $54 and $24 in fiscal 2008, 2007 and 2006, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Revenues Presented Net of Taxes
The Company presents revenues net of sales taxes in its consolidated statements of operations.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes” and FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB 109”. The Company adopted FIN 48 on July 1, 2007. Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.
Equity Method Investments
The Company uses the equity method to account for investments in unconsolidated subsidiaries where such investment ranges between 20% and 40% ownership.
Earnings Per Share
Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share gives effect to the assumed exercise of stock options when dilutive.
Foreign Currency
All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the fiscal years ended June 30, 2008, 2007 and 2006. The resulting translation adjustments are made directly to a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations.
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value since the variable stated interest rate approximates a market rate of interest.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

NOTE B.	NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 delays the effective date for certain items to July 1, 2009. The Company does not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 would allow the Company to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”) which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R on July 1, 2009 at the beginning of the 2010 fiscal year. The adoption of SFAS No. 141R will have an impact on our financial results with respect to any future acquisitions. However, the impact can not be estimated at this time.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE B.	NEW ACCOUNTING PRONOUNCEMENTS — CONTINUED
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) to revise the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The purpose of FSP FAS 142-3 is to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact that adoption of FSP FAS 142-3 may have on its financial statements.
From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE C.	CONCENTRATIONS OF CREDIT RISK
The Company monitors the creditworthiness of its customers. Significant portions of the Company’s sales are to customers who place large orders for custom systems and customers whose activities are related to the electrical generation and oil and gas industries. Some customers are located outside the United States. The Company generally requires progress payments, but may extend credit to some customers. The Company’s exposure to credit risk is also affected to some degree by conditions within the electrical generation and oil and gas industries. When sales are made to smaller international businesses, the Company generally requires progress payments or an appropriate guarantee of payment, such as a letter of credit from a financial institution.
The Company is not dependent upon any single customer or group of customers in either of its two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variance in its major customers. During fiscal 2008, one customer of environmental products accounted for 21% of the Company’s consolidated revenues. During fiscal 2007, one customer of environmental products accounted for 14% of the Company’s consolidated revenues. In fiscal 2006, one customer of environmental products accounted for 9% of the Company’s revenues. In fiscal 2008, 2007 and 2006, no single customer accounted for more than 5% of the Company’s accounts receivable.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE D.	NITRAM ACQUISITION
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram. The total consideration paid for the acquisition as of June 30, 2008 was $64,260, which included $1,625 in acquisition costs. As provided by the acquisition agreement, the consideration is subject to certain adjustments based upon post-closing determination of the acquired working capital, which has not been finalized. However, the Company has estimated a post-closing adjustment of approximately $1,150 and has recorded such amount as a receivable from the sellers as of June 30, 2008. Considering the purchase consideration and the estimated post-closing working capital adjustment, the Company has estimated the purchase price to be $63,110, which it has allocated to the fair value of the net assets acquired.
Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc., and Alco Products. Burgess-Manning manufactures custom-designed gas/liquid and gas/solid separators, pulsation dampeners and silencers. Bos-Hatten manufactures custom-designed shell and tube heat exchangers. Alco Products manufactures custom-designed hairpin-style specialty heat exchangers. These businesses principally serve the oil/natural gas, chemical/petrochemical and power generation industries. Nitram owns manufacturing facilities in Wichita Falls and Cisco, Texas.
As a result of the acquisition, Nitram’s results of operations have been included in the Company’s Consolidated Financial Statements from the date of acquisition. The business combination was accounted for under Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations.” The application of purchase accounting under Statement No. 141 requires the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values on the acquisition date, with amounts exceeding fair value being recorded as goodwill.
The Company is in the process of determining values of certain tangible and intangible assets. Thus, the allocation of the purchase price to the assets acquired and liabilities assumed in connection with the acquisition is subject to change. The preliminary purchase price allocation is based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The Company anticipates that the purchase price and allocation of the purchase price will be finalized in fiscal 2009.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE D.	NITRAM ACQUISITION — CONTINUED
The following table summarizes the preliminary allocation of the purchase price:

Fair value of tangible assets acquired	$34,603
Intangible assets	30,049
Goodwill	27,875
Assumed liabilities	(16,263)
Deferred tax liabilities	(13,154)

Total net assets acquired	$63,110

The following table summarizes the preliminary estimate of fair values of the net tangible assets acquired:

Fair Value

Assets Acquired
Cash	$2,261
Accounts receivable	11,516
Inventory	13,896
Deferred income tax	—
Prepaid expenses	450
Property, plant and equipment	4,312
Investment in unconsolidated subsidiary	1,930
Other assets	238

$34,603

Liabilities Assumed

Accounts payable	$6,461
Customer deposits	7,599
Other liabilities	2,203
Deferred taxes	—

$16,263

Net tangible assets acquired	$18,340

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE D.	NITRAM ACQUISITION — CONTINUED
The following table summarizes the preliminary estimate of the fair values of the intangible assets acquired and the balance of accumulated amortization and net book value at June 30, 2008:

				Weighted-Average
				Estimated
	Fair Value	Accumulated	Net Book	Useful Life
	Allocation	Amortization	Value	(Years)

Backlog	$6,489	$(2,734)	$3,755	0.7
Licensing agreements	2,199	(73)	2,126	5
Customer relationships	6,141	(145)	5,996	14
Tradenames	4,729	—	4,729	indefinite
Design guidelines	10,491	—	10,491	indefinite

Total Value	$30,049	$(2,952)	$27,097

The amounts of goodwill and intangible assets are not deductible for tax purposes. The accumulated amortization included in the above table represents amortization for May and June 2008, the two months following the acquisition, and is reflected in the Company’s Consolidated Statement of Operations for fiscal 2008. Amortization expense of intangible assets is estimated to be approximately $5,013, $977, $919, $855, and $772, for 2009, 2010, 2011, 2012, and 2013, respectively.
The following consolidated pro-forma (unaudited) information is based on historical information for the twelve months ended June 30, 2008 and 2007 and gives effect to the Nitram acquisition as if it had occurred at the beginning of the twelve month period:

	Twelve months ended June 30,
	2008	2007
Revenue	$194,471	$125,576
Net earnings	3,846	(2,051)
Diluted earnings per share	$0.29	$(0.16)

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts.)

NOTE E.	DISCONTINUED OPERATIONS
During the first quarter of fiscal 2004, the Company’s Board of Directors authorized the divestiture of its Boiler segment. The Company sold certain assets of its Boiler segment with a net book value of $110, for $250, resulting in a gain before tax on disposal of $140. During fiscal 2006, the Boiler segment recorded a net loss of $115, or $(0.01) per diluted share. There was no income or expense associated with the Boiler segment in fiscal 2007 or fiscal 2008.

NOTE F.	INVENTORIES
Principal components of inventories are as follows:

	Year ended June 30,
	2008	2007
Raw materials	$6,804	$3,652
Work in progress	9,041	613
Finished goods	684	186

	16,529	4,451
Reserve for obsolete and slow-moving inventory	(625)	(532)

	$15,904	$3,919

On October 1, 2007, the Company voluntarily elected to change its method of valuing its inventory to the lower of weighted average cost method or market. Prior to that date, the Company valued its inventory at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The new method of accounting was adopted to more closely follow the flow of costs. The effect of the change was immaterial to the Company’s consolidated results of operations for fiscal years 2008, 2007 and 2006.
Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Year ended June 30,
	2008	2007	2006
Balance at beginning of year	$532	$434	$318
Additions	221	217	271
Amounts written off	(128)	(119)	(155)

Balance at end of year	$625	$532	$434

NOTE G.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:

	June 30,
	2008	2007

Buildings & improvements	$3,163	$2,134
Equipment	8,729	4,972
Furniture and fixtures	3,938	3,379

	15,830	10,485
Less accumulated depreciation	(7,770)	(6,884)

	8,060	3,601
Land	264	146

	$8,324	$3,747

Depreciation expense for all property, plant and equipment for the fiscal years ended June 30, 2008, 2007 and 2006 totaled $911, $664, and $688, respectively.

NOTE H.	ACCRUED LIABILITIES
The components of accrued liabilities and other are as follows:

	June 30,
	2008	2007

Accrued start-up (commissioning) expense	$3,426	$2,095
Accrued compensation	3,070	1,755
Accrued professional, legal and other expenses	3,507	1,555
Other	1,932	186

	$11,935	$5,591

NOTE I.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	June 30,
	2008	2007
Costs incurred on uncompleted contracts and estimated earnings	$154,142	$70,527
Less billings to date	(136,444)	(61,521)

	$17,698	$9,006

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	June 30,
	2008	2007
Costs and earnings in excess of billings on uncompleted contracts	$24,468	$15,976
Billings in excess of costs and earnings on uncompleted contracts	(6,770)	(6,970)

	$17,698	$9,006

NOTE J.	LONG-TERM DEBT
The Company’s $9,000 revolving line of credit for working capital requirements was terminated on April 30, 2008 in connection with the financing of the Nitram acquisition. Concurrently with the closing of this acquisition, the Company entered into a new revolving credit and term loan agreement, dated April 30, 2008 (the “Senior Secured Credit Agreement”), with Comerica Bank, as administrative agent, and several other financial institutions. The Senior Secured Credit Agreement provides for a $40,000 term loan and a $20,000 revolving credit facility.
At the acquisition closing, the Company borrowed $40,000 under the senior term loan and borrowed an additional $20,000 pursuant to a subordinated secured term loan. The proceeds from the senior and subordinated term loans, together with cash on hand, were used to fund our acquisition of Nitram and related transaction costs.
The senior term loan matures on March 31, 2013. Interest on the senior term loan is payable quarterly at a floating rate per annum (6.25% at June 30, 2008) equal to either (a) for prime rate loans, a margin of between 50 and 125 basis points based on the Company’s consolidated total leverage (“CTL”) ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 275 and 350 basis points based on our CTL ratio. The Senior Secured Credit Agreement requires quarterly principal payments on the senior term loan of $1,000 through April 1, 2011 and $1,500 thereafter through April 1, 2013, with the balance of the senior term loan due at maturity. The Senior Secured Credit Agreement also requires additional principal

NOTE J.	LONG-TERM DEBT — CONTINUED
payments of the senior term loan based upon the Company’s cash flow beginning in the 2009 fiscal year, the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt.
The revolving credit facility matures on April 30, 2011. Interest under the revolving credit facility is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 25 and 100 basis points based on the Company’s CTL ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 225 and 300 basis points based on our CTL ratio. Under this revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base). There were no outstanding borrowings under the revolving credit facility at June 30, 2008.
The subordinated term loan matures on April 29, 2013. Interest on the subordinated note is payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated term loan. The subordinated term loan permits the lenders to require mandatory principal prepayments of the subordinated term loan using the net proceeds of the issuance of additional equity securities by the Company. The Company may also prepay the subordinated term loan in whole or in part, at its option, subject to the terms of the Senior Secured Credit Agreement. Optional and mandatory prepayments require the Company to pay a fee equal to 3% of the prepayment amount if made on or before April 30, 2009, 2% of the prepayment amount if made on or after May 1, 2009 but on or before April 30, 2010 and 1% of the prepayment amount if made on or after May 1, 2010 but on or before April 30, 2011.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions, as well as other customary covenants. The subordinated term loan is secured by a second lien on substantially all assets of the Company and contains financial and other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions, as well as other customary covenants of a type similar to those contained in the Senior Secured Credit Agreement. The Company is in compliance with the debt covenants at June 30, 2008.

	5 Year Scheduled Maturity Principal Payments
	Fiscal Year
	Total	2009	2010	2011	2012	2013

Senior Term Loan	$40,000	$4,000	$4,000	$4,000	$6,000	$22,000
Subordinated Term Loan	$20,000	—	—	—	—	20,000

	60,000	4,000	4,000	4,000	6,000	42,000

NOTE J.	LONG-TERM DEBT — CONTINUED
As required by the Senior Secured Credit Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior term loan, with a notional amount of $20,000 (the “Hedging Transaction”). The Hedging Transaction became effective on August 15, 2008 and that will terminate on April 2, 2012. Under the terms of the Hedging Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Hedging Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Hedging Transaction will amortize in the amount of (i) $5,000 on October 1, 2008, October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the counterparty makes the payments required under the Hedging Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 275 to 350 basis points based on our CTL ratio, for the term of the Hedging Transaction.
In addition, the Company’s U.K. subsidiary had a £2,600 ($5,179) debenture agreement used to facilitate the issuances of letters of credit and bank guarantees. At June 30, 2008, this facility was secured by substantially all of our U.K. subsidiary’s assets, and by a cash deposit of £1,400 ($2,789), which is recorded as restricted cash on the consolidated balance sheet. At June 30, 2008, there was £2,144 ($4,271) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. As of June 30, 2008, the Company was in compliance with all financial and other covenants under this debenture agreement.

NOTE K.	PRODUCT WARRANTIES
The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed-upon specifications at the time of delivery and typically for a period of 12 to 18 months from the date of customer acceptance, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from its suppliers. The Company provides for the estimated cost of product warranties, based on historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product revenues are recognized. Revision to the estimated product warranties is made when necessary, based on changes in these factors. Product warranty activity is as follows:

	Year ended June 30,
	2008	2007	2006

Balance at beginning of period	$641	$626	$645
Provision for warranty expenses	686	186	365
Warranty charges	(103)	(171)	(384)

Balance at end of period	$1,224	$641	$626

NOTE L.	COMMITMENTS AND CONTINGENCIES
The Company leases office space, office equipment and other personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $717, $325, and $163, for fiscal 2008, 2007 and 2006, respectively.
At June 30, 2008, future minimum rental commitments under all operating leases are as follows:

Fiscal Year	Amount
2009	$835
2010	662
2011	598
2012	562
2013	507
Thereafter	1,668

$4,832

On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserted claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company. MMPP’s claims arise out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured resulting in a fire. In the complaint, MMPP did not make a specific demand for damages, but alleged that it has incurred approximately $5,700 in costs to repair the damage as a result of the incident.
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims and damages as described above. We believe MMPP’s claims are without merit and we intend to vigorously defend this suit.
In April 2008, Burgess-Manning, Inc., a subsidiary of Nitram, made a voluntary disclosure to the Office of Foreign Assets Control (“OFAC”) regarding sales of industrial separators to Iran. The Company cannot predict the response of the OFAC, the outcome of any related proceeding or the likelihood that future proceedings will be instituted against the Company. In the event that there is an adverse ruling in any proceeding, the Company may be required to pay fines and penalties. In connection with the Nitram acquisition, $10,920 of the purchase price was placed in escrow to reimburse the Company for breach of representations and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accounts for its litigation contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which require that losses that are both probable and reasonably estimable be accrued.

NOTE M.	STOCK-BASED COMPENSATION
The Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings.
The Company has three stock incentive plans. In December 1995, the Company adopted a stock option and restricted stock plan (the “1995 Plan”), which provided for a maximum of 960,000 shares of common stock to be issued. In January 2002, the Company adopted a stock option and restricted stock plan (the “2001 Plan”), which provided for a maximum of 1,000,000 shares of common stock to be issued. In November 2007, the Company adopted a stock option and restricted stock plan (the “2007 Plan”), which provides for a maximum of 1,800,000 shares of common stock to be issued. Shares are available for grant only under the 2007 Plan.
Under all plans, restricted stock awards are subject to a risk of forfeiture until the awards vest. Awards made to employees generally vest ratably over four years. Awards made to non-employee directors generally vest on the grant date. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method.
Under all plans, stock options generally vest ratably over four years and expire ten years from the date of grant. Under all plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. The Company recognizes stock option compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
For the Company’s stock-based compensation plans, the fair value of each stock option grant is estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid, nor anticipates paying cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors.
The Company did not grant any stock options during the year ended June 30, 2008, but did grant 20,000 stock options during the year ended June 30, 2007. The Company uses newly issued shares of common stock to satisfy option exercises and restricted stock awards.
The Company recognized stock-based compensation costs in the amounts of $54, $158 and $118 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and related tax-benefits of $17, $56 and $43 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The estimated forfeiture rate used to calculate the expense was 4.7%, 1.7% and 2.6% for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.
SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the fiscal years ended June 30, 2008, 2007, and 2006 $316, $294, and $306 respectively, of such excess tax benefits were classified as financing cash flows.

NOTE M.	STOCK-BASED COMPENSATION — CONTINUED
A summary of the option activity under the Company’s stock-based compensation plans for the fiscal years ended June 30, 2008 and 2007 is as follows:

	Year ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at July 1	295,748	3.84	574,600	$3.51
Granted	—	—	20,000	5.95
Exercised	(63,100)	4.16	(298,852)	3.34
Forfeited before vesting	(21,300)	3.30	—	—
Forfeited after vesting	(3,400)	3.89	—	—

Balance at June 30	207,948	3.74	295,748	3.84

Exercisable at June 30	162,404	3.60	177,148	3.75
Options outstanding at June 30, 2008 had a weighted average remaining term of 5.89 years and an aggregate intrinsic value of $4,095 based upon the closing price of the Company’s common stock on June 30, 2008. The options exercisable at June 30, 2008 had a weighted average remaining term of 5.51 years and an aggregate intrinsic value of $3,222, based upon the closing price of the Company’s common stock on June 30, 2008.
The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal years ended June 30, 2008, 2007 and 2006:

	Year ended June 30,
	2008	2007	2006
Expected volatility	—	44.5%	47.7% — 52.6%
Expected term (years)	—	4.92	4.05 — 5.66
Risk free interest rate	—	5.11%	4.12% — 4.63%
Dividend yield	—	—	—

Weighted average grant date fair value	$—	$2.72	$2.02

NOTE M.	STOCK-BASED COMPENSATION — CONTINUED
A summary of the stock options exercised during the fiscal years ended June 30, 2008, 2007 and 2006 is presented below:

	Year ended June 30,
	2008	2007	2006
Total cash received	$262	$998	$674
Income tax benefits	333	294	306
Total intrinsic value of options exercised	1,031	943	899
A summary of the Company’s unvested stock options and changes during the fiscal years ended June 30, 2008 and 2007 is presented below.

	Year ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	118,600	$1.71	181,144	$1.69
New Grants	—		—	—
Vested	(51,756)	1.66	(62,544)	1.65
Forfeited	(21,300)	1.67	—	—

Unvested at end of period	45,544	1.78	118,600	$1.71

The total fair value of stock options vested during the fiscal years ended June 30, 2008, 2007 and 2006 was $86, $103, and $86, respectively.
As of June 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options was $58. The weighted average remaining requisite service period of the unvested stock options was 0.89 years.

NOTE M.	STOCK-BASED COMPENSATION — CONTINUED
A summary of the restricted stock award activity under the plans for the fiscal years ended June 30, 2008 and 2007 is as follows:

	Year ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at July 1	75,200	$6.09	40,000	$4.27
New Grants	86,188	12.85	45,200	7.29
Vested	(44,900)	12.35	(10,000)	4.27
Forfeited	(5,200)	6.25	—	—

Balance at June 30	111,288	$8.78	75,200	$6.09

As of June 30, 2008, the total remaining unrecognized compensation cost related to unvested stock awards was $757. The weighted average remaining requisite service period of the unvested stock awards was 1.5 years.

NOTE N.	STOCKHOLDER RIGHTS PLAN
On August 15, 2008, PMFG adopted a new stockholder rights plan. The new rights plan replaced the Peerless rights plan, which was adopted in May 2007 and terminated in connection with the holding company reorganization. The terms of the new stockholder rights plan are substantially similar to the terms of the previous rights plan.
Stockholders of record at the close of business on August 15, 2008 received a dividend distribution of one right for each share of common stock outstanding on that date. The rights generally will become exercisable and allow the holder to acquire the Company’s common stock at a discounted price if a person or group (other than certain institutional investors specified in the rights plan) acquires beneficial ownership of 20% or more of the Company’s outstanding common stock. Rights held by those that exceed the 20% threshold will be void.
The rights plan also includes an exchange option. In general, after the rights become exercisable, the Board of Directors may, at its discretion, effect an exchange of part or all of the rights (other than rights that have become void) for shares of the Company’s common stock. Under this option, the Company would issue one share of common stock for each right, subject to adjustment in certain circumstances.
The Board of Directors may, at its discretion, redeem all outstanding rights for $0.001 per right at any time prior to the time the rights become exercisable. The rights will expire on August 15, 2018, unless earlier redeemed, exchanged or amended by the Board of Directors.

NOTE O.	EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense for the fiscal years ended June 30, 2008, 2007 and 2006 was $360, $238, and $214, respectively.

NOTE P.	INCOME BEFORE TAXES
The Company’s earnings before income taxes are as follows:

	Year ended June 30,
	2008	2007	2006
Continuing operations
United States	$11,076	$9,032	$1,404
United Kingdom	1,447	(192)	(203)

	12,523	8,840	1,201

Discontinued operations	—	—	(183)

	$12,523	$8,840	$1,018

NOTE Q.	INCOME TAXES
Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	June 30,
	2008	2007
Deferred tax assets
Inventories	$—	$184
Accrued liabilities	2,430	1,072
Accounts receivable	166	154
Net operating loss carry-forwards	123	227
Stock based compensation	125	83
Deferred rent	74	25

	$2,918	$1,745

Deferred tax liabilities
Inventories	$(472)	$—
Property, plant and equipment	(1,111)	(130)
Intangible assets	(9,923)	—
Gain on sale of property	(1,277)	(1,214)
Other	(1)	(1)

	(12,784)	(1,345)

Net deferred tax asset (liability)	$(9,866)	$400

NOTE Q.	INCOME TAXES — CONTINUED
Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	June 30,
	2008	2007

Current deferred tax asset, net	$2,330	$1,410
Non-current deferred tax liability, net	(12,196)	(1,010)

	$(9,866)	$400

The expense for income taxes consists of the following:

	Year ended June 30,
	2008	2007	2006
Current tax expense
Federal	$(6,630)	$(1,895)	$(746)
State	(203)	(93)	(180)
Foreign	(289)	—	66

	(7,122)	(1,988)	(860)

Deferred tax (expense) benefit	2,954	(940)	268

	$(4,168)	$(2,928)	$(592)

Income tax expense — continuing operations	(4,168)	$(2,928)	$(660)
Income tax benefit — discontinued operations	—	—	68

Income tax expense	$(4,168)	$(2,928)	$(592)

The income tax expense varies from the federal statutory rate due to the following:

	Year ended June 30,
	2008	2007	2006
Income tax expense at federal statutory rate	$(4,383)	$(2,991)	$(346)
Decrease (increase) in income tax expense resulting from
State tax, net of federal benefit	17	(108)	(218)
Foreign sales income exclusions	—	6	13
Effect of lower tax rate on foreign income	216	9	6
Change in valuation allowance	—	149	—
Other	(18)	7	(47)

Income tax expense	$(4,168)	$(2,928)	$(592)

At the end of fiscal 2004, the Company had a state net operating loss carry-forward of $8,200, representing a deferred tax asset of $212. During fiscal 2005, the Company determined that it was more likely than not that insufficient taxable income would be generated in future years to enable the Company

NOTE Q.	INCOME TAXES — CONTINUED
to fully utilize the remaining net operating loss carry-forward prior to its expiration. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax asset to its anticipated realizable value, through a charge to deferred tax expense of $149 in fiscal 2005. During the Company’s fiscal year 2007, the State of Texas’ newly enacted margin tax became effective. The legislation associated with the new margin tax allowed the Company to be able to recover the remaining state net operating loss carry-forward. As a result, the Company reversed the previously recorded valuation allowance.
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with the Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized approximately a $209 liability for unrecognized tax benefits, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$157

Additions for tax positions of prior years	54

Balance at June 30, 2008	$211
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for the tax years before 2004.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. During the years ended June 30, 2008 and 2007 the Company recognized approximately $52 and $24 in interest and penalties. The Company had accrued approximately $52 and $76 for the payment of interest and penalties at June 30, 2007 and June 30, 2008, respectively.
Under APB 23, the Company has elected to treat foreign earnings as permanently reinvested outside the U.S. and has not provided U.S. tax expense on those earnings.

NOTE R.	EARNINGS PER SHARE
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options were exercised into common stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated. All per share amounts in the following table have been adjusted to give effect to the holding company reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock, and the two-for-one stock split in 2007.

	Year ended June 30,
	2008	2007	2006
Net earnings from continuing operations	$8,355	$5,912	$541
Loss from discontinued operations	—	—	(115)

Net earnings	8,355	$5,912	$426

Basic weighted average common shares outstanding	12,835,769	12,684,788	12,266,282
Effect of dilutive options and restricted stock	226,330	168,360	272,682

Diluted weighted average common shares outstanding	13,062,099	12,853,148	12,538,964

Net earnings per share — basic:
Earnings from continuing operations	$0.65	$0.47	$0.04
Loss from discontinued operations	—	—	(0.01)

Basic earnings per share	$0.65	$0.47	$0.03

Net earnings per share — diluted:
Earnings from continuing operations	$0.64	$0.46	$0.04
Loss from discontinued operations	—	—	(0.01)

Diluted earnings per share	$0.64	$0.46	$0.03

For fiscal 2006 there were 55,550 stock options excluded from the computation of diluted earnings per share because the effect was antidilutive. No stock options were antidilutive for fiscal 2008 or 2007.

NOTE S.	INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
The Company has two reportable segments: separation/filtration systems and environmental systems. The main product of its environmental systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR systems.” These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system. The separation/filtration systems segment produces various types of separators and filters used for removing liquids and solids from gases and air.
Segment profit and loss is based on revenues less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the fiscal years ended June 30, 2008, 2007, and 2006 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Year ended June 30,
	2008	2007	2006

Revenues
Environmental	$60,956	$27,885	$19,767
Separation Filtration	79,540	47,256	43,644

Consolidated	$140,496	$75,141	$63,411

Operating income (loss)
Environmental	$13,752	$4,968	$2,055
Separation Filtration	10,216	6,609	5,253
Reconciling items	(11,811)	(3,326)	(6,562)

Consolidated	12,157	$8,251	$746

Revenues from external customers based on the location of the customer are as follows for the fiscal years ended June 30, 2008, 2007 and 2006:

Fiscal Year	United States	International	Consolidated
2008	$88,757	$51,739	$140,496
2007	$47,080	$28,061	$75,141
2006	$32,513	$30,898	$63,411

NOTE S.	INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION — CONTINUED
The Company attributes revenues from external customers to individual geographic areas based on the location of the Company’s subsidiary where the sale is recorded. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended June 30, 2008, 2007 and 2006 is as follows:

	United	United
	States	Kingdom	Eliminations	Consolidated

2008
Net sales to unaffiliated customers	$121,311	$19,185	$—	$140,496
Transfers between geographic areas	975	—	(975)	—

Total	$122,286	$19,185	$(975)	$140,496

Identifiable long-lived assets	$7,989	$245	$—	$8,234

2007
Net sales to unaffiliated customers	$66,679	$8,462	$—	$75,141
Transfers between geographic areas	435	—	(435)	—

Total	$67,114	$8,462	$(435)	$75,141

Identifiable long-lived assets	$3,542	$205	$—	$3,747

2006
Net sales to unaffiliated customers	$53,281	$10,130	$—	$63,411
Transfers between geographic areas	503	—	(503)	—

Total	$53,784	$10,130	$(503)	$63,411

Identifiable long-lived assets	$2,088	$52	$—	$2,140

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.
Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.
For the fiscal years ended June 30, 2008, 2007 and 2006, there were no sales to a single customer located outside the United States that accounted for 10% or more of the Company’s consolidated revenues. During fiscal 2008, one customer in the United States accounted for 21% of the Company’s consolidated revenues.

NOTE T.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following tables represent the quarterly consolidated financial data of the Company for fiscal 2008 and 2007.

	Year ended June 30, 2008,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$30,018	$37,086	$32,457	$40,935	$140,496
Gross profit	10,385	12,418	10,419	8,058	41,280
Operating expenses	5,601	7,176	6,833	9,513	29,123
Operating income	4,784	5,242	3,586	(1,455)	12,157
Net earnings (loss)	3,386	3,550	2,828	(1,409)	8,355

Basic earnings (loss) per share
Net earnings (loss) from continuing operations	$0.26	$0.28	$0.22	($0.11)	$0.65
Net earnings (loss)	$0.26	$0.28	$0.22	($0.11)	$0.65

Diluted earnings (loss) per share
Net earnings (loss) from continuing operations	$0.26	$0.27	$0.22	($0.11)	$0.64
Net earnings (loss)	$0.26	$0.27	$0.22	($0.11)	$0.64

	Year ended June 30, 2007,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$14,638	$14,091	$20,191	$26,221	$75,141
Gross profit	4,395	4,504	6,594	8,305	23,798
Operating expenses*	3,743	3,974	5,173	2,657	15,547
Operating income	652	530	1,421	5,648	8,251
Net earnings	451	457	982	4,022	5,912

Basic earnings per share
Net earnings from continuing operations	$0.04	$0.04	$0.08	$0.32	$0.47
Net earnings	$0.04	$0.04	$0.08	$0.32	$0.47

Diluted earnings per share
Net earnings from continuing operations	$0.04	$0.04	$0.08	$0.31	$0.46
Net earnings	$0.04	$0.04	$0.08	$0.31	$0.46

*	Operating expenses for the fourth quarter of 2007 were offset by a gain on sale of property of $3,501.

NOTE U.	SUBSEQUENT EVENTS
As required by the Senior Secured Credit Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior term loan, with a notional amount of $20,000 (the “Hedging Transaction”). The Hedging Transaction became effective on August 15, 2008 and that will terminate on April 2, 2012. Under the terms of the Hedging Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Hedging Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Hedging Transaction will amortize in the amount of (i) $5,000 on October 1, 2008, October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the counterparty makes the payments required under the Hedging Transaction, the Company will have a maximum annual LIBOR interest rate.
On August 15, 2008, the Company completed a holding company reorganization. In the reorganization, Peerless Mfg. Co., a Texas corporation, became a wholly owned subsidiary of PMFG, Inc., a newly formed Delaware corporation. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. Under the provisions of its certificate of incorporation, PMFG, Inc. is authorized to issue 25 million shares of common stock, par value $0.01 per share.
On August 15, 2008, PMFG adopted a new stockholder rights plan. The new rights plan replaced the Peerless rights plan, which was adopted in May 2007 and terminated in connection with the holding company reorganization. The terms of the new stockholder rights plan are substantially similar to the terms of the previous rights plan. Stockholders of record at the close of business on August 15, 2008 received a dividend distribution of one right for each share of common stock outstanding on that date. The rights generally will become exercisable and allow the holder to acquire the Company’s common stock at a discounted price if a person or group (other than certain institutional investors specified in the rights plan) acquires beneficial ownership of 20% or more of the Company’s outstanding common stock. Rights held by those that exceed the 20% threshold will be void. The rights plan also includes an exchange option. In general, after the rights become exercisable, the Board of Directors may, at its discretion, effect an exchange of part or all of the rights (other than rights that have become void) for shares of the Company’s common stock. Under this option, the Company would issue one share of common stock for each right, subject to adjustment in certain circumstances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.
          Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under the framework in Internal Control — Integrated Framework, we concluded that internal control over financial reporting was effective as of June 30, 2008.
          Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting includes all of our consolidated operations except for the acquired operations of Nitram Energy, Inc., which we acquired on April 30, 2008. The assets acquired in the Nitram acquisition are included in our consolidated balance sheet as of June 30, 2008 and, based on our preliminary purchase price allocation, represented $63.1 million of total assets. The results of operations of Nitram since the acquisition date are included in our fiscal 2008 consolidated statement of operations and included $14.7 million of revenues.
          Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
          There have not been any changes in our internal control over financial reporting during the fourth quarter of the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
          Because of its inherent limitations, management does not expect that our disclosure control and our internal control over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.

ITEM 9B.	OTHER INFORMATION.
          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors of the Registrant
          Sherrill Stone, age 71, has served as our Chairman of the Board since 1993 and as a director since 1986. He served as our Chief Executive Officer from 1993 to June 2006 and as our President from 1986 through 2002 and from 2003 to June 2006. Mr. Stone is a Class III director serving a term that will expire at our 2009 annual meeting of stockholders.
          Peter J. Burlage, age 44, joined the Company in 1992 and has served as a director since June 2006. He has served as our President and Chief Executive Officer since June 2006. Mr. Burlage served as our Executive Vice President and Chief Operating Officer from October 2005 to June 2006 and as Vice President of our environmental systems business from January 2001 to October 2005. He also served as Vice President of Engineering from 2000 to 2001 and SCR Division Manager from 1997 to 2000. Mr. Burlage is a Class III director serving a term that will expire at our 2009 annual meeting of stockholders.
          Kenneth R. Hanks, age 53, has been a director since May 2006. He has served as Chief Financial Officer and Treasurer of SWS Group, Inc., a financial services company, since 2002 and has served as Executive Vice President of SWS Group since 1996. Mr. Hanks previously served as Chief Operating Officer of SWS Group from 1998 to 2002. He also served as Chief Financial Officer of Southwest Securities, Inc., SWS Group’s primary operating subsidiary, from 1996 to 1998 and has been a director of Southwest Securities, Inc. since June 1997. Mr. Hanks also serves as an arbitrator with the Financial Industry Regulatory Authority (FINRA, formerly known as the NASD) and formerly served as a member of the NASD’s District 6 Business Conduct Committee. He is a Class I director serving a term that will expire at our 2010 annual meeting of stockholders. Mr. Hanks is chair of the Audit Committee and a member of the Compensation Committee and the Nominating and Corporate Governance Committee.
          Robert McCashin, age 61, has been a director since November 2006. He served as Chairman of Identix, Inc. from 2000 until his retirement in 2004 and as its Chief Executive Officer from 2000 to 2002. Identix designs, develops, manufactures and markets multi-biometric security products. Mr. McCashin was employed by Electronic Data Systems Corporation from 1971 to 1999 where he last served as a Corporate Vice President. He currently serves on the board of directors of Argon ST, Inc. Mr. McCashin is a Class II director serving a term that will expire at our 2008 annual meeting of stockholders. He is a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.
          R. Clayton Mulford, age 52, has been a director since January 2002. Since March 2007, he has served as the Chief Operating Officer of the National Math and Science Initiative, Inc., a non-profit educational foundation. An attorney, Mr. Mulford was a partner in the Dallas office of Jones Day from January 2004 until February 2007. Before he joined Jones Day, Mr. Mulford was a partner and member of the Executive Committee of Hughes & Luce, LLP. He previously served as lead corporate legal counsel to us for a number of years. Mr. Mulford is a Class I director serving a term that will expire at our 2010 annual meeting of stockholders. He is chair of the Compensation Committee and the Nominating and Corporate Governance Committee.
          Howard G. Westerman, Jr., age 55, has been a director since May 2006. He has served as Chairman and Chief Executive Officer of J-W Operating Company, an energy development and services company, since 1999. Mr. Westerman has been employed by J-W Operating Company since 1978. He currently serves on the board of directors of Applied Nanotech Holdings, Inc. Mr. Westerman is a

Class II director serving a term that will expire at our 2008 annual meeting of stockholders. He is a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.
Executive Officers of the Registrant
          The information required by Item 10 with respect to our executive officers is included in Part I of this Report.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock to file reports regarding ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, we believe our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements during the year ended June 30, 2008, except that each of Mr. Burlage, Mr. Schopfer, Mr. McMenamin, Mr. Segelhorst and Mr. Taylor inadvertently filed a late Form 4 related to a restricted stock award on July 11, 2007; and Mr. McMenamin inadvertently filed a late Form 4 related to a sale of common stock on May 27, 2008.
Code of Conduct
          The Company has adopted a code of conduct applicable to all of its directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. A copy of the code of conduct is posted on our website at www.peerlessmfg.com in the Investor Relations section under “Corporate Governance.” Copies of the code of conduct are also available upon written request to the Company’s Secretary at the address set forth on the cover page to this Report.
          The purpose of the code of conduct is to, among other things, provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, provide methods to report possible unethical or unlawful conduct and to enhance our culture of integrity, respect and accountability. The code of conduct is also designed to establish the policies and appropriate standards concerning business conduct, responsibilities and conflicts of interest. The Company will post information regarding any amendments to, or waivers of, any provisions of its code of conduct on the “Corporate Governance” page of the “Investor Relations” section of its website.
Director Candidate Recommendations by Stockholders
          In addition to recommendations from Board members, management or professional search firms, the Nominating and Corporate Governance Committee will consider director candidates submitted for consideration by stockholders. The Nominating and Corporate Governance Committee will evaluate any director candidates recommended by a stockholder according to the same criteria as a candidate identified by the Nominating and Corporate Governance Committee. Stockholders must submit their director recommendations to the Nominating and Corporate Governance Committee in care of the Company’s Chairman of the Board in writing not less than 120 calendar days prior to the first anniversary of the date on which the Company first mailed its proxy materials to stockholders for the prior year’s annual meeting of shareholders. Stockholder nominations must be delivered to Peerless Mfg. Co., 14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254, Attn: Chairman of the Board, Director Candidate Submission.

          Director candidate nominations submitted by stockholders must include the following information:
•	the name and address of the recommending stockholder;

•	the number of shares of Company common stock beneficially owned by the recommending stockholder and the dates the shares were purchased;

•	the name, age, business address and residence of the candidate;

•	the principal occupation or employment of the candidate for the past five years;

•	a description of the candidate’s qualifications to serve as a director, including financial expertise and why the candidate does or does not qualify as “independent” under NASDAQ listing requirements;

•	the number of shares of Company common stock beneficially owned by the candidate; and

•	a description of any arrangements or understandings between the recommending stockholder and the candidate or any other person pursuant to which the recommending stockholder is making the recommendation.
          In addition, the recommending stockholder and the candidate must submit a signed statement agreeing and acknowledging that:
•	the candidate consents to being a director candidate and, if nominated and elected, will serve as a director representing the Company and its stockholders in accordance with the Company’s Articles of Incorporation, Bylaws, corporate governance guidelines, code of conduct and other policies and applicable laws;

•	the candidate, if elected, will comply with the Company’s policies and procedures and all rules and regulations applicable to the Board of Directors or individual directors; and

•	the recommending stockholder and the candidate will promptly provide any additional information requested by the Nominating and Corporate Governance Committee and/or the Board of Directors to assist in the evaluation of the candidate, including a completed and signed questionnaire for directors and officers on the Company’s standard form and agree to be interviewed by members of the Nominating and Corporate Governance Committee.
Audit Committee
          The Board of Directors has a standing Audit Committee. The Audit Committee presently consists of Mr. Hanks (Chair), Mr. McCashin, Mr. Mulford and Mr. Westerman. The Board of Directors has determined that Kenneth R. Hanks meets the requirements of an “audit committee financial expert” as defined by the rules of the SEC. The Board of Directors has determined that each of the members of the Audit Committee is “independent” as defined in the NASDAQ listing standards. In addition, the Board of Directors has determined that each of the members of the Audit Committee satisfies the SEC requirements relating to independence of Audit Committee members.

ITEM 11.	EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview
          Our compensation program for our executive officers is designed and administered under the direction of our Compensation Committee, which is comprised of four independent directors. The following discussion and analysis are focused primarily on the compensation of our executive officers during fiscal 2008, with additional detail provided for our chief executive officer and our other named executive officers. Our “named executive officers” are the individuals who served as our chief executive officer and our chief financial officer and our three other most highly compensated executive officers for fiscal 2008. Information regarding the compensation of our named executive officers is provided under the heading “—Executive Compensation” following this section.
Compensation Program Objectives
          Our compensation program is intended to attract, retain and motivate the key people necessary to lead our Company to achieve increased stockholder value over the long term and reflects the Compensation Committee’s belief that executive compensation should seek to align the interests of the Company’s executives and key employees with those of our stockholders. Our compensation program is also designed to differentiate compensation based upon individual contributions and performance.
          In setting compensation, the Compensation Committee seeks to provide a competitive package to our executives to ensure that our compensation practices do not put the Company at a competitive disadvantage in retaining and attracting executives, within a cost structure appropriate for our Company.
Compensation Program Review
          In fiscal 2007, the Compensation Committee undertook a comprehensive review of the Company’s compensation program for its executive officers. At the direction and with the approval of the Compensation Committee, the Company retained Strategic Apex Group, an independent compensation consulting firm, to assist the Compensation Committee in its review of the Company’s executive compensation program. The engagement of Strategic Apex Group was based, in part, on prior consulting services performed by this firm for the Company and its familiarity with the Company and its compensation programs.
Strategic Apex Group prepared a study of the Company’s executive compensation program, including base salary and annual and long-term incentive compensation, in comparison to the executive compensation offered by similarly situated public companies. The comparable public companies included other public industrial equipment companies, with median revenues of $85 million, median net income of $6.3 million, and median market capitalization of $154 million. The 14 companies in the survey group were:
•	American Ecology

•	Dynamic Materials

•	Ecology and Environment

•	Gencor Industries

•	Key Technology

•	Omega Flex Inc.

•	Portec Rail Products

•	CECO Environmental

•	Eastern Co.

•	Fuel Tech Inc.

•	Hirsch International

•	Met-Pro Corp

•	Perma Fix Environmental

•	Sun Hydraulics
          In July 2007, the Compensation Committee completed its evaluation of the Company’s executive compensation program. The results of that review indicated that our executive compensation program was not competitive in several respects with those offered by similarly situated public companies. In an effort to improve our ability to attract and retain executive talent and to more closely align the interests of our executive officers with our stockholders, Strategic Apex Group made recommendations to the Compensation Committee. Based in part on the recommendations of Strategic Apex Group, the

Compensation Committee made changes to the Company’s compensation programs for fiscal 2008. Each of these changes is discussed below.
          The Compensation Committee will continue to review the elements of our executive compensation program, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our executive officers.
Executive Compensation Programs and Policies
          The components of our executive compensation program provide for a combination of fixed and variable compensation. As described in more detail below, these components are:
•	base salary;

•	annual incentive compensation;

•	long-term incentive compensation in the form of equity awards;

•	broad-based employee benefits; and

•	severance benefits and limited other perquisites.
          Base Salary. The base salary for each of our executive officers is paid in cash and represents the fixed portion of their total compensation. The base salary for each of our executive officers is determined annually by the Compensation Committee. Base salaries are determined on the basis of management responsibilities, level of experience and tenure with our Company. In setting base salaries for our executive officers, the Compensation Committee also seeks to provide a reasonable level of fixed compensation that we believe is competitive with base salaries for comparable positions at similarly situated public companies.
          At the request of the Compensation Committee, Peter J. Burlage, our President and Chief Executive Officer, makes annual recommendations with respect to changes in base salary for our executive officers, other than himself, as well as for other members of senior management. However, none of our executive officers participates in the Compensation Committee’s decisions regarding the base salaries of any executive officer.
          Annual Incentive Compensation. The Compensation Committee believes annual incentive compensation should be a key element of the total compensation of each executive officer. The Compensation Committee also believes that placing a portion of executive compensation at risk each year appropriately motivates executives to achieve the Company’s financial and other objectives, thereby enhancing stockholder value. As an executive progresses to greater levels of responsibility within the Company, the Compensation Committee believes that annual incentive compensation should represent an increasing portion of potential total compensation.
          Based in part on the recommendation of Strategic Apex Group, the Compensation Committee approved an annual incentive compensation program for the Company’s executive officers effective beginning in fiscal 2008. This program is administered by the Compensation Committee. Awards under the program are paid annually, in the form of a cash bonus, following the completion of the audit of the Company’s financial statements for the preceding fiscal year.

          The Compensation Committee establishes annually the performance metrics and performance goals that must be achieved for an executive officer to earn annual incentive compensation. In establishing performance metrics for each of our executive officers, the Compensation Committee considers both Company objectives and business unit objectives, as well as the responsibilities of the executive officer as a leader of the Company and, if applicable, the leader of a business unit. For each executive officer, performance metrics may include Company goals only, or may include a combination of Company and business unit goals.
          Once performance metrics are established, the Compensation Committee then sets threshold and target performance goals, as well as stretch goals, for each metric. In establishing these performance goals, the Compensation Committee considers various factors, including, for example, historical earnings and revenues, backlog and industry and general economic conditions.
          The Compensation Committee assesses the performance of the Company by comparing the actual fiscal year results to the pre-determined performance goals for each metric, and an overall percentage amount for the achievement of the performance metrics is calculated.
          In approving annual incentive compensation payouts, the Compensation Committee may apply discretion to the amounts that otherwise would be payable based upon Company performance.
          The Compensation Committee has not adopted a formal policy regarding recovery of incentive awards for fiscal years for which financial results are later restated. While not anticipated, the Compensation Committee would expect to consider any restatement in establishing incentive and other compensation awards for executives in future periods.
          Long-Term Equity Incentive Compensation. Our equity incentive plans are designed to provide incentive compensation to executive officers. These awards are designed to align the interests of management with those of our stockholders and are intended as a long-term incentive for future performance. These plans are administered by the Compensation Committee.
          Under our equity incentive plans, the Compensation Committee may issue various types of equity awards, including stock options, restricted stock, restricted stock units, performance shares and performance units. The availability of these various types of equity awards affords the Compensation Committee the flexibility to design equity awards that are responsive to the Company’s business needs and advance the interests and long-term success of the Company. As of August 29, 2008, there are 1,719,242 shares of common stock available for future awards under our equity incentive plans. The Compensation Committee believes that this number of available shares is adequate to meet the objectives of our long-term equity incentive compensation program for executive officers for the next several years.
          The Company has historically granted a mix of restricted stock and stock options under our equity incentive plans. In each of the prior two fiscal years, the Compensation Committee has used restricted stock to provide long-term incentive compensation to our executive officers. These restricted stock awards typically vest ratably over four years beginning on the first anniversary of the grant date. The Compensation Committee views these awards as a means to encourage management retention as these awards both vest over a period of time and provide a form of compensation that we believe is competitive with that offered by similarly situated public companies. Options granted to executive officers under our equity incentive plans typically vest ratably over four years beginning on the first anniversary of the grant date. Options granted under our equity incentive plans are required to have an exercise price of not less than the fair market value of our common stock on the grant date. All option grants that have been awarded under our equity incentive plans are “non-qualified” stock options, providing us with the ability to realize tax benefits upon the exercise of these awards.

          When granting equity-based incentive awards, the Compensation Committee takes into consideration the dates on which the Company expects to make public announcements regarding earnings, as well as other events or circumstances that have not been publicly announced that may be deemed material to the Company, our stockholders and other investors.
          The Compensation Committee intends to make compensation decisions so that our executive officers receive a total compensation package that is competitive and has a component that is at risk. The increase in the value of equity awards is directly linked to an increase in stockholder return, subject to continued employment by our executives with respect to unvested equity awards. The Compensation Committee believes, as a general matter, that this positive result should not negatively impact future compensation decisions.
          Employee Benefits. We do not provide our executive officers or other employees with defined pension benefits, supplemental retirement benefits, post-retirement payments or deferred compensation programs. We do provide a 401(k) defined contribution plan that is available to all employees. We currently match up to 4% of eligible compensation for participating employees, subject to limitations under applicable law. Prior to January 1, 2008, we matched up to 2% of eligible compensation. Our executive officers and other employees are immediately vested in Company contributions to this plan. We provide health, life and other insurance benefits to our executive officers on the same basis as our other full-time employees.
          Severance and Change-in-Control Benefits. We currently have employment agreements with three of our named executive officers, Peter J. Burlage, David Taylor and Sean McMenamin. Among other things, the agreements provide these executive officers with severance compensation consisting of base salary for a period of nine months (12 months for our President and Chief Executive Officer) in the event that an executive’s employment is terminated by us without cause. If, following a change in control, our President and Chief Executive Officer is terminated other than for cause, death or disability, or he terminates his employment for specified reasons, he is entitled to receive a cash severance payment equal to 150% of his current annualized salary plus any bonus paid in the fiscal year preceding the termination date. These employment agreements also prohibit the terminated executive from engaging in activities that are competitive with our business for 12 months following his termination. Additional information regarding the employment agreements with our named executive officers is provided under the heading “—Executive Compensation—Employment Agreements” following this section.
          Under the terms of our equity incentive plans and the related award agreements, unvested restricted stock and stock option awards become fully vested upon a change in control of the Company.
          The Compensation Committee believes that these benefits are advisable and appropriate in order to attract and retain qualified executive officers insofar as these benefits are generally made available by other similarly situated public companies. In addition, the Compensation Committee recognizes that it may be difficult for our executive officers to find comparable employment in a short period of time and therefore these benefits address a valid concern, making an executive position with our Company more attractive.
          Executive Perquisites. The Company provides life insurance and long-term disability insurance to our executive officers on the same basis as our other full-time employees. The Company also provides an automobile and pays social club membership dues for our President and Chief Executive Officer based on our historical practices. No other executive officer receives these benefits. Given that perquisites provided to our executive officers do not represent a significant portion of their total compensation, the availability of these benefits does not materially influence the decisions made by the Compensation Committee with respect to other elements of compensation received by our executive officers. A description of the perquisites received by our named executive officers during fiscal 2008 is provided under the heading “—Executive Compensation—All Other Compensation” following this section.
          Stock Ownership Guidelines. The Compensation Committee encourages ownership of our common stock by our executive officers and other key employees. In each of the prior two fiscal years the Compensation Committee has granted an annual long-term incentive compensation award to our executive officers in the form of restricted stock to increase share ownership by management. However, we currently do not have a policy that requires our executive officers to own a specific number of, or dollar value in, shares of our common stock, nor do we require our executive officers to retain any specific percentage of any restricted stock award upon vesting or shares received upon exercise of options.
          Tax “Gross-Up” Payments. We generally do not provide, and no executive officer is entitled to receive, tax “gross-up” payments in connection with compensation, severance, perquisites or other benefits provided by the Company. However, Charles G. Mogged did receive a “gross up” payment in fiscal 2008 for taxes incurred with respect to our reimbursement of his relocation expenses in connection with his acceptance of employment with the Company.
          Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code provides that compensation in excess of $1 million paid to the chief executive officer or to any of the other four most highly compensated executive officers of a public company is not deductible for federal income tax purposes unless the compensation qualifies as “performance based compensation” under Section 162(m). Option awards granted under our equity incentive plans are intended to qualify as “performance based compensation.” The Compensation Committee reviews on an annual basis the potential impact of this deduction limitation on executive compensation. Based on current compensation levels, the Compensation Committee presently believes that no action is necessary at this time. The Compensation Committee intends to continue to evaluate the Company’s potential exposure to this deduction limitation.
Fiscal 2008 Compensation
          Base Salary. At its July 2007 meeting, the Compensation Committee considered adjustments to base salaries for our named executive officers for fiscal 2008, and recommended that the Board of Directors approve those adjustments effective as of January 1, 2008. In July 2007, the Board of Directors approved increases to named executive officer base salaries as shown in the table below.

	Fiscal 2007	Fiscal 2008		Percentage
Name and Principal Position	Base Salary (1)	Base Salary (1)	Increase	Increase
Peter J. Burlage	$275,000	$300,000	$25,000	9.1%
President and Chief Executive Officer
Henry G. Schopfer	215,000	225,000	10,000	4.7%
Chief Financial Officer
David Taylor	150,000	155,000	5,000	3.3%
Vice President, Separation Systems
Sean McMenamin	145,000	155,000	10,000	6.9%
Vice President, Environmental Systems
Charles G. Mogged (2)	—	155,000	—	—
Vice President, Manufacturing & Supply Chain Management

(1)	Amounts reflect increase in salaries effective January 1 of the fiscal year.

(2)	Mr. Mogged joined the Company in July 2007. His base salary above was determined based upon discussions with him in connection with his joining the Company.
          For fiscal 2008, base salary adjustments were made in part based on recommendations provided by Strategic Apex Group. The results of the study conducted by Strategic Apex Group indicated that the base salaries paid to certain of our named executive officers were not competitive with those offered by similarly situated public companies. Strategic Apex Group made base salary recommendations to the Compensation Committee based on the results of its study that were intended to bring the base salaries of our named executive officers more in line with base salaries paid by similarly situated public companies.
          In addition to the recommendations made by Strategic Apex Group, the Compensation Committee considered the mix of each executive officer’s total compensation opportunity and the total compensation opportunity of each executive officer in relation to the other executive officers. The Compensation Committee further adjusted the base salaries of our executive officers to equitably compensate those executive officers who have similar responsibilities with the Company’s business units.
          Annual Incentive Awards. Based in part on the recommendation of Strategic Apex Group, in July 2007, the Compensation Committee recommended, and the Board approved, an annual incentive compensation program effective beginning in fiscal 2008. Under the program, our named executive officers were eligible to earn cash bonuses if the Company achieved certain threshold performance goals with respect to performance metrics established by the Compensation Committee for each of our named executive officers.
          In establishing the performance metrics and performance goals for the 2008 annual incentive compensation program, the Compensation Committee considered the trend in Company net earnings and business unit operating income, Company and business unit revenues for fiscal 2005 through fiscal 2007, backlogs for the Company and each of its business units and the global business environment in which the Company and each of its business units operate.
          For fiscal 2008, the incentive compensation program approved for Mr. Burlage, our President and Chief Executive Officer, Mr. Schopfer, our Chief Financial Officer, and Mr. Mogged, our Vice President, Manufacturing & Supply Chain Management, was based upon achievement of performance metrics related to Company net earnings and revenues, with each metric weighted 75% and 25%, respectively. The Compensation Committee believed that Company level performance was an appropriate measure for annual incentive compensation purposes for Mr. Burlage and Mr. Schopfer because of their roles as leaders of the Company as a whole, rather than with respect to any one business unit. Similarly, the Compensation Committee believed that Company level performance was an appropriate measure for Mr. Mogged because of his responsibility over manufacturing operations for each of the Company’s business units.

          The following table sets forth the threshold, target and stretch performance goals and the weight of each performance metric approved by the Compensation Committee for these named executive officers.

		Performance Goals (in millions)
Performance Metrics	Weight	Threshold	Target	Stretch
Net earnings	75%	$9,720	$10,800	$14,000
Revenues	25%	99,270	110,300	125,100
          The table below sets forth the potential cash payout, as a percentage of base salary, for fiscal 2008 under the annual incentive compensation program for each of Mr. Burlage, Mr. Schopfer and Mr. Mogged. Annual incentive compensation payouts are pro-rated for actual performance that exceeds threshold goals, but is below target goals, or exceeds target goals, but is less than stretch goals.

Payout
Performance Goals		(% of Base Salary)
Net Earnings (75%)	Revenues (25%)	CEO	CFO	VP — MFG
Below Threshold Goal	Below Threshold Goal	None	None	None
Threshold Goal or above	Threshold Goal or above	30% — 59%	20% — 39%	20% — 29%
(but below Target Goal)	(but below Target Goal)
Target Goal or above	Target Goal or above	60% — 113%	40% — 69%	30% — 69%
(but below Stretch Goal)	(but below Stretch Goal)
Stretch Goal	Stretch Goal	114%	70%	70%
          For fiscal 2008, the annual incentive compensation program approved for each of our other named executive officers was based 50% upon achievement of the Company performance metrics described above and 50% upon achievement of performance metrics related to operating income and revenue targets established for each officer’s business unit. Similar to the Company level performance metrics, the business unit metrics were weighted 75% for achievement of operating income targets and 25% for revenue targets. The inclusion of business unit performance metrics for our other named executive officers reflects their respective roles as leaders of a business unit and executives of the Company.
          The tables below set forth the weight of each performance metric and the potential cash payout, as a percentage of base salary, approved by the Compensation Committee for the other named executive officers for fiscal 2008 under the annual incentive compensation program.
Corporate Measures (50% of Total)

Performance Goals		Payout
Net Earnings (75%)	Revenues (25%)	(% of Base Salary)
Below Threshold Goal	Below Threshold Goal	None
Threshold Goal or above	Threshold Goal or above	10% — 19%
(but below Target Goal)	(but below Target Goal)
Target Goal or above	Target Goal or above	20% — 34%
(but below Stretch Goal)	(but below Stretch Goal)
Stretch Goal	Stretch Goal	35%

Business Unit Measures (50% of Total)

Performance Goals		Payout
Operating Income (75%)	Revenues (25%)	(% of Base Salary)
Below Threshold Goal	Below Threshold Goal	None
Threshold Goal or above	Threshold Goal or above	10% — 19%
(but below Target Goal)	(but below Target Goal)
Target Goal or above	Target Goal or above	20% — 34%
(but below Stretch Goal)	(but below Stretch Goal)
Stretch Goal	Stretch Goal	35%
          For fiscal 2008, the Company achieved net earnings of $8.4 million and revenues of $140.5 million. As a result, the annual incentive compensation earned by our named executive officers was based upon Company performance that exceeded the target performance goals, but was below the stretch goals. Additionally, the annual incentive compensation earned by Mr. McMenamin was based, in part, upon the performance of our environmental systems business unit, which exceeded the target performance goals, but was below the stretch goals. The annual incentive compensation earned by Mr. Taylor was based, in part, upon the performance of our separation systems business unit, which exceeded the threshold performance goals, but was below the target goals.
          In approving the actual payouts to our named executive officers, the Compensation Committee excluded the effects of the Nitram acquisition, which was completed in April 2008. In particular, the Compensation Committee excluded the results of operations attributable to Nitram from the acquisition date through June 30, 2008, expenses associated with the integration of Nitram into our existing operations and interest expense associated with our indebtedness incurred in connection with the acquisition. These items were excluded in determining the actual payouts because they were not taken into consideration when the Compensation Committee established the fiscal 2008 performance goals.
          The Compensation Committee also had the authority to apply discretion to the amounts that otherwise would have been payable based on the 2008 performance of the Company and its business units. For fiscal 2008, the program provided that the Compensation Committee could exercise its discretion to increase any payout by 5% or decrease any payout to zero. The Compensation Committee did not exercise its discretion to adjust the fiscal 2008 payout payable based on the Company’s performance in 2008.
          The cash amount that each of our named executive officer received as 2008 annual incentive compensation is set forth in the Summary Compensation Table below under the Non-Equity Incentive Plan Compensation column. As a percentage of each named executive officer’s fiscal 2008 base salary, the cash bonuses represent for Mr. Burlage, 64.2%; for Mr. Schopfer, 41.3%; for Mr. Mogged, 31.0%; for Mr. Taylor, 38.9%; and for Mr. McMenamin, 55.7%.
          Long-Term Incentive Compensation. In July 2007, the Compensation Committee recommended, and the Board of Directors approved, restricted stock grants to our executive officers consistent with the Company’s practice of granting annual long-term incentive compensation awards. The long-term incentive awards approved for fiscal 2008 were based in part on the recommendation of Strategic Apex Group.
          The number of shares of restricted stock granted to each named executive officer was determined by (a) multiplying the executive officer’s base salary (effective as of January 1, 2008) by a long-term incentive award percentage, and (b) dividing the product by the Company’s closing stock price on the grant date, which was July 11, 2007. In establishing the award percentages, the Compensation Committee compared the total compensation opportunity of the executive officers to that offered for comparable positions at similarly situated public companies and the total compensation opportunity of each executive officer in relation to the other executive officers, as well as the long-term incentive compensation offered as part of the total compensation opportunity.
          The following table sets forth the fiscal 2008 long-term incentive compensation award as a percentage of base salary, the number of shares of restricted stock granted to the named executive officers and the aggregate value of the awards at the time of grant.

	Long-Term Incentive	Number of Shares
	Award Percentage	of Restricted	Aggregate Value
Name	(% of Base Salary)	Stock Granted	on Grant Date
Peter J. Burlage	70%	19,472	$209,908
Henry G. Schopfer	80%	16,690	179,918
David Taylor	40%	5,748	61,963
Sean McMenamin	40%	5,748	61,963
Charles G. Mogged	45%	6,000	69,270
          Additional information regarding the long-term incentive compensation received by our named executive officers in fiscal 2008 is provided below under the heading “—Executive Compensation—Grants of Plan-Based Awards.”

Executive Compensation
          The following executive compensation tables and related information are intended to be read together with the more detailed disclosure regarding our executive compensation program presented under the caption “—Compensation Discussion and Analysis” above.
Summary Compensation Table
          The following table sets forth information regarding the compensation of our named executive officers for fiscal 2008 and fiscal 2007.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Awards(2)	Awards(2)	Compensation(3)	Compensation(4)	Total
Peter J. Burlage	2008	$287,500	$—	$104,495	$12,671	$192,600	$18,936	$616,202
President and Chief	2007	252,308	—	47,333	16,639	78,729	30,506	425,515
Executive Officer
Henry G. Schopfer	2008	220,000	—	51,225	7,880	92,970	7,057	379,132
Chief Financial Officer	2007	211,500	—	3,122	7,668	61,234	6,345	289,869
David Taylor	2008	152,500	—	20,487	10,701	60,233	3,817	247,738
Vice President,	2007	149,808	—	2,497	14,722	52,486	3,268	222,781
Separation Systems
Sean McMenamin	2008	150,000	—	22,985	4,571	86,273	3,549	267,378
Vice President,	2007	135,000	—	3,747	5,502	52,486	2,881	199,616
Environmental Systems
Charles G. Mogged (5)	2008	149,038	25,000	14,431	—	48,035	62,084	298,588
Vice President, Manufacturing & Supply Chain Management

(1)	For Mr. Mogged, the bonus amount represents a signing bonus of $25,000 paid in connection with the commencement of his employment with the Company.

(2)	Represents the expense recognized for financial statement reporting purposes for fiscal 2008, in accordance with Financial Accounting Standards Board Statement No. 123R (Share-Based Payment) (“FAS 123R”), with respect to (a) shares of restricted stock (under the Stock Awards column), and (b) stock options (under the Option Awards column). Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note M to our consolidated financial statements for the year ended June 30, 2008, included in Item 8 of this Report for information regarding the assumptions made in determining these values.

(3)	Represents the cash amount paid to our named executive officers under our annual incentive compensation program for fiscal 2008.

(4)	For fiscal 2008, includes compensation as described under “All Other Compensation” below.

(5)	Mr. Mogged joined the Company in July 2007.

All Other Compensation
          The following table provides information regarding each component of compensation included in the All Other Compensation column for fiscal 2008 in the Summary Compensation Table above.

	Company
	401(k)		Car
Name	Contributions	Insurance (1)	Allowance (2)	Other		Total
Peter J. Burlage	$6,913	$288	$6,351	$5,384	(3)	$18,936
Henry G. Schopfer	5,229	1,828	—	—		7,057
David Taylor	3,611	206	—	—		3,817
Sean McMenamin	3,348	201	—	—		3,549
Charles G. Mogged	715	466	—	60,903	(4)	62,084

(1)	Includes premiums paid by the Company for life insurance and long-term disability insurance.

(2)	Represents use by Mr. Burlage of Company-owned vehicle.

(3)	Represents club membership fees paid by the Company on behalf of Mr. Burlage.

(4)	Includes $38,648 for reimbursement of relocation expenses to Mr. Mogged, and $21,173 for gross-up of tax payments associated with these expenses.
Equity Incentive Plans
          Our equity incentive plans include our 2007 Stock Incentive Plan (the “2007 Incentive Plan”), our 2001 Stock Option and Restricted Stock Plan (the “2001 Incentive Plan”) and our 1995 Stock Option and Restricted Stock Plan (the “1995 Incentive Plan”). The 2007 Incentive Plan was approved by our stockholders at our 2007 annual meeting of stockholders in November 2007. The 2001 Incentive Plan and 1995 Incentive Plan were also previously approved by our stockholders. Each of these equity incentive plans is administered by our Compensation Committee. Pursuant to the terms of the 2007 Incentive Plan, no further awards will be made under the 2001 Incentive Plan or the 1995 Incentive Plan. Outstanding awards under the 2001 Incentive Plan and the 1995 Incentive Plan remain in effect in accordance with their terms.
          The 2007 Incentive Plan permits awards in the form of stock options, restricted stock, restricted stock units, performance shares and performance units. As of August 29, 2008, the maximum remaining number of shares of our common stock that may be issued pursuant to equity awards under the 2007 Incentive Plan is 1,719,242 shares. Options granted under the 2007 Incentive Plan are required to have an exercise price of not less than the fair market value of our common stock on the grant date.
          Agreements evidencing awards provide for accelerated vesting upon a change in control of our Company. Under the award agreements, a change in control is defined generally as (a) the acquisition by any person, entity or group of 50% or more of our voting stock, (b) a change in our Board of Directors where a majority of our Board of Directors ceases to be comprised of incumbent directors, (c) a reorganization, merger, consolidation, sale, or other disposition of all or substantially all of our assets, unless the holders of our voting stock immediately prior to the transaction beneficially own more than 50% of the combined voting power of the surviving entity, or (d) approval by our stockholders of a complete liquidation or dissolution of the Company.

Grants of Plan-Based Awards
          The following table contains information regarding plan-based awards granted to our named executive officers during fiscal 2008 under the Company’s annual incentive compensation program and annual long-term incentive compensation plan. In this table, the annual incentive compensation program is abbreviated “AIC” and awards under the annual long-term incentive compensation plan are abbreviated “LTI.” Additionally, payouts associated with stretch performance goals under our annual incentive compensation program are referred to as “Maximum” in the following table to conform the presentation of this table with SEC regulations.

						All Other Stock	Grant Date
						Awards:	Fair Value
			Estimated Future Payouts Under			Number of	of Stock and
			Non-Equity Incentive Plan Awards(1)			Shares of	Option
Name	Type	Grant Date	Threshold	Target	Maximum	Stock(2)	Awards(3)
Peter J. Burlage	AIC	07/11/2007	$90,000	$180,000	$342,500
	LTI	07/11/2007				19,472	$209,908
Henry G. Schopfer	AIC	07/11/2007	45,000	90,000	157,500
	LTI	07/11/2007				16,690	179,918
David Taylor	AIC	07/11/2007	31,000	62,000	108,500
	LTI	07/11/2007				5,748	61,963
Sean McMenamin	AIC	07/11/2007	31,000	62,000	108,500
	LTI	07/11/2007				5,748	61,963
Charles G. Mogged	AIC	09/19/2007	31,000	48,050	108,500
	LTI	09/19/2007				6,000	69,270

(1)	Represents the potential payout for annual cash incentive compensation. These awards were subject to the attainment of certain performance targets. The performance targets and target award multiples for determining the payout are described under “— Compensation Discussion and Analysis—Fiscal 2008 Compensation—Annual Incentive Awards.” Actual amounts of annual cash incentive compensation earned in fiscal 2008 by our named executive officers are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Represents number of shares of restricted stock granted to our named executive officers as annual long-term incentive compensation. These restricted stock awards vest ratably over a four-year beginning on the first anniversary of the grant date. The number of shares has been adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008.

(3)	Represents the grant date value, in accordance with FAS 123R, of the shares of restricted stock granted to our named executive officers in fiscal 2008.

Outstanding Equity Awards at Fiscal Year-End
          The following table sets forth information regarding stock options and restricted stock awards held by our named executive officers that were outstanding as of June 30, 2008.

	Option Awards(1)				Stock Awards(1)
	Number of	Number of
	Securities	Securities			Number
	Underlying	Underlying			of Shares	Market Value
	Unexercised	Unexercised	Option	Option	of Stock	of Shares of Stock
	Options —	Options —	Exercise	Expiration	That Have	That Have
Name	Exercisable	Unexercisable(2)	Price	Date	Not Vested(3)	Not Vested(4)
Peter J. Burlage	16,000	—	$1.58	01/17/11
	16,000	—	4.88	11/20/11
	16,000	—	3.16	11/19/13
	9,000	3,000	3.63	02/03/15
	6,000	6,000	4.60	01/11/16
					43,972	$1,030,264
Henry G. Schopfer	8,000	8,000	4.60	01/11/16
					19,690	461,337
David Taylor	6,000	—	1.58	01/17/11
	—	3,000	3.63	02/03/15
	4,000	4,000	4.60	01/11/16
					8,148	190,908
Sean McMenamin	4,000	—	3.16	11/19/13
	4,000	4,000	4.60	01/11/16
					9,348	219,024
Charles G. Mogged	—	—	—	—
					6,000	140,580

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	All outstanding options vest 25% each year commencing on the first anniversary of the grant date.

(3)	The number of shares of restricted stock that have not vested include:
•	For Mr. Burlage, 20,000 shares vesting ratably in November 2008 and 2009;

•	Shares vesting ratably in January 2009, 2010 and 2011: for Mr. Burlage, 4,500 shares; for Mr. Schopfer, 3,000 shares, for Mr. Taylor, 2,400 shares; and for Mr. McMenamin, 3,600 shares.

•	Shares vesting ratably in July 2008, 2009, 2010 and 2011: for Mr. Burlage, 19,472 shares; for Mr. Schopfer, 16,690 shares; and for Messrs. Taylor and McMenamin, 5,748 shares; and

•	For Mr. Mogged, 6,000 shares vesting ratably in September 2008, 2009, 2010 and 2011.
(4)	Represents the value of the shares of restricted stock at $23.43 per share, the closing price of our common stock on June 30, 2008.

Option Exercises and Stock Vested
          The following table contains information regarding the acquisition of our common stock by our named executive officers upon the exercise of stock options and vesting of restricted stock during fiscal 2008.

	Option Awards(1)		Stock Awards(1)
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise	on Exercise(2)	on Vesting	on Vesting(3)
Peter J. Burlage.	0	$0	11,500	$221,460
Henry G. Schopfer	0	0	1,000	18,640
David Taylor	41,000	673,132	800	14,912
Sean McMenamin	0	0	1,200	22,368
Charles G. Mogged	0	0	0	0

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	Represents the difference between the market price of our common stock at the time of exercise and the exercise price of the stock options.

(3)	Based on the closing price of our common stock on the applicable vesting date.
Employment Agreements
          We have employment agreements with three of our named executive officers, Mr. Burlage, Mr. Taylor and Mr. McMenamin. These agreements expire in February 2009, October 2009 and January 2009, respectively, unless extended. The term of Mr. Burlage’s employment agreement is automatically extended for an additional one-year term unless he or the Company provides notice not to extend the term at least 150 days prior to the expiration date. Mr. Burlage’s employment agreement provides for an annual base salary of not less than $275,000.
          These employment agreements also provide benefits in the event the executive officer’s employment is terminated under the circumstances described below.
          Termination Without Cause. If we terminate the employment of Mr. Burlage, Mr. Taylor or Mr. McMenamin without cause, the terminated executive officer will be entitled to receive a lump sum payment equal to 75% (100% for Mr. Burlage) of his then-current base salary less the amount of salary paid from the date of notice of his termination to the effective date of his termination.
          An executive officer is deemed to have been terminated without cause if terminated by us for any reason other than:
•	death or disability;

•	conviction of a felony;

•	actions that reflect unfavorably upon the Company’s public image;

•	failure to substantially perform his duties;

•	misconduct that harms the Company;

•	failure to comply with instructions of our Board of Directors; or

•	violation of the Company’s policies or procedures.
          Disability. Each of Mr. Burlage, Mr. Taylor and Mr. McMenamin is entitled to his then-current monthly salary for a period of six months in the event we terminate his employment due to a disability.
          Good Reason. Each of Mr. McMenamin and Mr. Taylor are entitled to severance compensation if he terminates his employment upon 30 days notice for any of the reasons set forth below; provided that, as of the date of termination, the reason for termination has continued to occur for 30 days.
•	a material adverse change in the nature or scope of duties;

•	a material adverse change in the method of calculating bonus or a significant reduction in other benefits;

•	the executive officer is unable to carry out or is substantially hindered from carrying out his duties as a result of a change in circumstances or Company policies; or

•	relocation outside the Dallas-Fort Worth metropolitan area.
Under these circumstances, Mr. McMenamin and Mr. Taylor would be entitled to a lump sum payment equal to 25% of his then-current base salary (less the amount of salary he received from the date of notice of his termination to the effective date of his termination) and a prorated portion of his annual incentive bonus.
          Mr. Burlage is not entitled to benefits if he terminates his employment for good reason, except following a change in control of the Company, as described below.
          Change in Control. If the Company terminates the employment for Mr. Burlage within one year following a change in control of the Company for any reason other than for cause, death or disability, or Mr. Burlage terminates his employment with the Company for good reason following a change in control, then Mr. Burlage is entitled to a cash severance payment equal to 150% of the sum of his then-current annualized salary and any bonus paid in the preceding fiscal year. Additionally, Mr. Burlage would be entitled to the continuation of his health and welfare benefits for one year following the date of termination.
          A change in control is defined as:
•	a sale of all or substantially all of the Company’s assets;

•	a merger or consolidation of the Company with or into another company; or

•	a sale, transfer and/or acquisition of a majority of shares of our common stock to any person or entity.
          Good reason is defined as:
•	an adverse change in position or duties;

•	a reduction in base salary;

•	an adverse change in the method of calculating bonus or incentive compensation or a significant reduction in other benefits;

•	a breach of the employment agreement;

•	the executive officer is unable to carry out or is substantially hindered from carrying out his duties as a result of a change in circumstances or Company policies; or

•	relocation outside the Dallas-Fort Worth metropolitan area.
          The employment agreements for Mr. Taylor and Mr. McMenamin do not provide for additional benefits in connection with a change in control of the Company.
          Obligations of Executive Officers. Each of Mr. Burlage, Mr. Taylor, and Mr. McMenamin has agreed during the term of his employment and for one year following termination of his employment by us for any reason not to engage in any business competitive with us or solicit our employees, customers, or suppliers without our prior written consent.
Employment Termination and Change-in-Control Benefits
          The table below quantifies potential compensation that would become payable to each of our named executive officers under existing employment and equity award agreements and Company plans and policies if their employment had terminated on June 30, 2008, given the executive officer’s base salary as of that date and the closing price of our common stock on June 30, 2008. No named executive officer is entitled to receive any tax “gross-up” payment under any existing employment agreement or equity award. For additional information regarding the definitions of “cause” and “change in control,” see “—Employment Agreements” and “—Equity Incentive Plans.”
          Due to the factors that may affect the amount of any benefits provided upon the events described below, any actual amounts paid or payable may be different than those shown in this table. Factors that could affect these amounts include the date the termination event occurs, the base salary of an executive on the date of termination of employment and the price of our common stock when the termination event occurs.

	Cash Severance	Acceleration of
	Payments	Equity Awards(1)	Total
Peter J. Burlage
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	0	0	0
Termination With Cause	0	0	0
Termination Without Cause	300,000	0	300,000
Death	0	0	0
Disability	150,000	0	150,000
Retirement	0	0	0
Change in Control	568,094	1,202,644	1,770,783

	Cash Severance	Acceleration of
	Payments	Equity Awards(1)	Total
Henry G. Schopfer
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	0	0	0
Termination With Cause	0	0	0
Termination Without Cause	0	0	0
Death	0	0	0
Disability	0	0	0
Retirement	0	0	0
Change in Control	0	611,977	611,977
David Taylor
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	53,808	0	53,808
Termination With Cause	0	0	0
Termination Without Cause	116,250	0	116,250
Death	0	0	0
Disability	77,500	0	77,500
Retirement	0	0	0
Change in Control	0	325,628	325,628
Sean McMenamin
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	60,318	0	60,318
Termination With Cause	0	0	0
Termination Without Cause	116,250	0	116,250
Death	0	0	0
Disability	77,500	0	77,500
Retirement	0	0	0
Change in Control	0	294,344	294,344
Charles G. Mogged
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	0	0	0
Termination With Cause	0	0	0
Termination Without Cause	0	0	0
Death	0	0	0
Disability	0	0	0
Retirement	0	0	0
Change in Control	0	140,580	140,580

(1)	Under the terms of the agreements representing awards of stock options and restricted stock, any unvested awards become vested upon a change in control, as defined in the award agreements. The dollar amounts in this column represent the value of unvested stock options and restricted stock at $23.43 per share, the closing price of our common stock on June 30, 2008.
Director Compensation
          During fiscal 2007, the Compensation Committee engaged Strategic Apex Group to assist the Compensation Committee and the Board of Directors in evaluating the compensation received by our non-employee directors for service as members of the Board and its Committees. Based on that review, and in recognition of the additional responsibilities and time commitment required of the directors of public companies resulting from the corporate governance reforms required by the Sarbanes Oxley Act of 2002 and related SEC rules and regulations, in July 2007 the Board of Directors approved changes to non-employee director compensation effective for fiscal 2008. Each element of non-employee director compensation is described below.

          Cash Compensation. Non-employee directors receive an annual cash retainer of $25,000 ($50,000 for Mr. Stone, the Chairman of the Board), plus $1,500 for each Board meeting and Board committee meeting attended. Committee chairs receive an additional annual cash retainer of $5,000.
          Stock-Based Compensation. Non-employee directors receive an annual award of 4,000 shares of common stock (8,000 shares for Mr. Stone, the Chairman of the Board). The shares of common stock vest on the date of grant.
          In November 2007, our non-employee directors were granted 4,000 shares of common stock (8,000 shares for Mr. Stone) for Board service during fiscal 2008. This grant was approved by our Board of Directors in July 2007 pursuant to the terms of the Company’s 2007 Incentive Plan. These awards were made subject to approval of the 2007 Incentive Plan at our annual meeting of stockholders held in November 2007. The 2007 Incentive Plan was approved by our stockholders at the annual meeting. In future years, the Board of Directors expects to grant annual equity awards in July of each fiscal year.
          Director Compensation Table. The following table sets forth certain information regarding the compensation earned by our non-employee directors during fiscal 2008.

	Director Compensation
	Fees Earned or	Stock
Name(1)	Paid in Cash(2)	Awards(3)	Total
Sherrill Stone	$93,500	$144,040	$237,540
Kenneth R. Hanks	73,500	72,020	145,520
Robert McCashin	68,500	72,020	140,520
R. Clayton Mulford	78,500	72,020	150,520
Howard G. Westerman	68,500	72,020	140,520

(1)	Peter J. Burlage, the Company’s President and Chief Executive Officer, is not included in this table because he was an employee of the Company during fiscal 2008 and, therefore, did not receive compensation for his service as a director. See “—Executive Compensation—Summary Compensation Table” below for a discussion of the compensation earned by Mr. Burlage as an employee of the Company.

(2)	Represents the annual cash retainer for non-employee directors of $25,000 ($50,000 for Mr. Stone, the Chairman of the Board), plus $1,500 for each Board meeting and Board committee meeting attended. Non-employee committee chairmen receive an additional annual cash retainer of $5,000.

(3)	Represents the expense recognized for financial statement reporting purposes for fiscal 2008, in accordance with FAS 123R, with respect to shares of common stock awarded to each of our non-employee directors. See Note M to our consolidated financial statements for the year ended June 30, 2008, included in Item 8 of this Report for information regarding the assumptions made in determining these values.
Compensation Committee Interlocks And Insider Participation
          Messrs. Hanks, McCashin, Mulford and Westerman served on the Compensation Committee for all of fiscal 2008. None of these directors is or ever has been an officer or employee of the Company.
Compensation Committee Report
          The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Report. Based on that review and discussion, the Compensation

Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company’s 2008 Annual Report on Form 10-K.
Members of the Compensation Committee
R. Clayton Mulford (Chair)
Kenneth R. Hanks
Robert McCashin
Howard G. Westerman, Jr.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
          The following table sets forth aggregate information regarding our equity compensation plans in effect as of June 30, 2008.

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining
	exercise of	exercise price of	available for
	outstanding	outstanding	future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights (1)	and rights (1)	compensation plans (1)

Equity compensation plans approved by security holders (2)	207,948	$3.749	1,719,242
Equity compensation plans not approved by security holders	—	—	—

Total	207,948	$3.749	1,719,242

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	Includes the Company’s 2007 Incentive Plan, 2001 Incentive Plan and 1995 Incentive Plan.
Security Ownership of Management and Certain Beneficial Owners
          The tables below set forth information regarding the beneficial ownership of our common stock as of August 29, 2008 for:
•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each beneficial owner of more than 5% of our outstanding common stock.
          The tables below list the number of shares and percentage of shares beneficially owned based on 13,080,134 shares of common stock outstanding as of August 29, 2008. Each share of common stock is entitled to one vote. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities held. Except as indicated and subject to applicable community property laws, to our knowledge the persons named in the tables below have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them.
Directors and Named Executive Officers

	Number	Percentage of
Name of Beneficial Owner	of Shares (1)	Outstanding Shares
Sherrill Stone	80,000	*
Peter J. Burlage (2)(3)	58,323	*
Kenneth R. Hanks (2)	12,000	*
Robert McCashin	8,000	*
R. Clayton Mulford (2)	12,000	*
Howard G. Westerman, Jr.	16,000	*
Henry G. Schopfer (2)(3)	30,822	*
David Taylor (2)(3)	19,258	*
Sean McMenamin (2)(3)	18,656	*
Charles G. Mogged (3)	13,748	*
All directors and executive officers as a group (12 persons)	339,472	2.6%

*	Less than 1%.

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	Includes shares of Company common stock issuable upon the exercise of options that are presently exercisable or exercisable within 60 days after August 29, 2008 as follows: Mr. Burlage (63,000 shares), Mr. Hanks (4,000 shares), Mr. Mulford (4,000 shares), Mr. Schopfer (8,000 shares), Mr. Taylor (10,000 shares) and Mr. McMenamin (8,000 shares).

(3)	Includes shares of restricted stock for which the named executive officer has sole voting power, but no dispositive power, as follows: Mr. Burlage (46,998 shares), Mr. Schopfer (18,900 shares), Mr. Taylor (8,458 shares), Mr. McMenamin (9,658 shares) and Mr. Mogged (6,000 shares).
Five Percent Holders
          The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such person or entity, except that percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on August 29, 2008.

	Number	Percentage of
Name of Beneficial Owner	of Shares (1)	Outstanding Shares
Brown Advisory Holdings Incorporated (2)	4,122,804	31.5%
Royce & Associates (3)	834,800	6.4%
David P. Cohen (4)	663,844	5.1%

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	According to a Schedule 13G filed with the SEC by Brown Advisory Holdings Incorporated on February 11, 2008, (“BAHI”), BAHI, in its capacity as a parent holding company, has shared dispositive power, but no voting power, over 4,119,204 shares of common stock owned by clients of Brown Advisory Securities, LLC, and sole dispositive power, but no voting power, over 3,600 shares of common stock owned by clients of Brown Investment Advisory & Trust Company. The address for BAHI is 901 South Bond Street, Suite 400, Baltimore, Maryland 21231.

(3)	According to a Schedule 13G filed with the SEC by Royce & Associates, LLC (“R&A”) on August 7, 2008, R&A has sole dispositive and voting power over 834,800 shares of common stock. The address for R&A is 1414 Avenue of the Americas, New York, New York 10019.

(4)	According to a Schedule 13G filed jointly with the SEC by David P. Cohen, Athena Capital Management, Inc. (“ACM”) and Minerva Group, LP (“MG”) on February 11, 2008, Mr. Cohen and ACM have shared voting and shared dispositive power over 343,864 shares of common stock, and Mr. Cohen and MG have sole voting and sole dispositive power over 319,980 shares of common stock. The address for Mr. Cohen, ACM and MG is 50 Monument Road, Suite 201, Baja Cynwyd, Pennsylvania 19004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
          Although the Company does not have a written policy with regard to the approval of transactions between the Company and its executive officers and directors, these transactions are subject to the limitations on conflicts of interest and related party transactions contained in the Company’s Corporate Code of Conduct for Directors and Employees. To the extent any such transactions are proposed, they are subject to approval in accordance with applicable law and applicable NASDAQ rules, which require that any such transactions required to be disclosed in the Company’s proxy statement be approved by a committee of independent directors of the Board of Directors.
          R. Clayton Mulford, one of our directors, was a partner of Jones Day from January 2004 through February 2007. Jones Day provides legal services to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit and Non-Audit Fees
          The following table presents fees for audit services rendered by Grant Thornton LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s annual financial statements for fiscal years 2008 and 2007, and fees billed for other services rendered by Grant Thornton.

	Fiscal Year	Fiscal Year
	2008	2007
Audit Fees (1)	$423,328	$380,269
Audit-Related Fees (2)	26,800	—
Tax Fees	—	—
All Other Fees (3)	311,996	—

(1)	“Audit Fees” consist principally of fees for the audit of our consolidated annual financial statements, assessment of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, a statutory audit of our U.K. subsidiary and review of our consolidated interim financial statements and related filings.

(2)	“Audit-Related Fees” consist principally of fees for review of various statutory filings associated with our holding company reorganization.

(3)	“All Other Fees” consist principally of fees related to the acquisition of Nitram Energy, Inc. during fiscal 2008.
Pre-Approval Policies and Procedures
          The Audit Committee’s policy is to pre-approve all audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules). All audit and non-audit services for fiscal 2008 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
          The following audited consolidated financial statements are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”.
Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2008 and 2007
Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Financial Statement Schedules:
All schedules for which provision is made in the applicable accounting regulation of the SEC have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements or notes thereto.
Exhibits:

Exhibit No.	Exhibit Description

2.1
Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008, and incorporated herein by reference).

2.2
Agreement and Plan of Merger by and among Peerless Mfg. Co., PMFG, Inc. and PMFG Merger Sub, Inc., dated January 10, 2008 (included as Annex A to the proxy statement/prospectus that is a part of our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

4.1
Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 001-34156) filed on August 15, 2008, and incorporated herein by reference).

10.1
Revolving Credit and Term Loan Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on May 5, 2008, and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.2
Senior Subordinated Loan Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc. and Prospect Capital Corporation (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on May 5, 2008, and incorporated herein by reference).

10.3
Agreement to Purchase between Peerless Mfg. Co. and Dallas Area Rapid Transit (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by Peerless Mfg. Co. for the fiscal quarter ended December 31, 2006, and incorporated herein by reference).

10.4*
Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.5*
Amended and Restated Employment Agreement, dated March 21, 2007 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on March 26, 2007, and incorporated herein by reference).

10.6*
Employment Agreement, dated January 11, 2006, between Peerless Mfg. Co. and Sean P. McMenamin (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by Peerless Mfg. Co. for the fiscal quarter ended March 31, 2006, and incorporated herein by reference).

10.7*
Employment Agreement, dated October 10, 2006, between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by Peerless Mfg. Co. for the fiscal quarter ended March 31, 2007, and incorporated herein by reference).

10.8*	Employment Agreement, dated May 22, 2008, between Peerless Mfg. Co. and Robert M. Sherman.

10.9*
1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.10*
2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.11*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.12*	Form of Executive Stock Option Agreement under the 1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co.

Exhibit No.	Exhibit Description

10.13*
Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005, and incorporated herein by reference).

10.14*
Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005, and incorporated herein by reference).

10.15*
Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005, and incorporated herein by reference).

10.16*
Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

10.17*
Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

10.18*
Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

10.19*
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008, and incorporated herein by reference).

18.1	Letter regarding change in accounting principle.

21.1	Subsidiaries of PMFG, Inc.

23.1	Consent of Grant Thornton LLP.

24.1	Powers of Attorney for our directors and certain executive officers.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

Exhibit No.	Exhibit Description

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1	Unaudited Pro Forma Condensed Combined Statement of Operations of PMFG, Inc. for the year ended June 30, 2008.

*	Management contract, compensatory plan or arrangement

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2008	PMFG, INC.
	By:	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 9, 2008.

* Sherrill Stone	Chairman of the Board

/s/ Peter J. Burlage Peter J. Burlage	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Henry G. Schopfer, III Henry G. Schopfer, III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Kenneth R. Hanks	Director

* Robert McCashin	Director

* R. Clayton Mulford	Director

* Howard G. Westerman, Jr.	Director

*	Henry G. Schopfer, III, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of the above-named directors of PMFG, Inc. on this 9th day of September, 2008, pursuant to powers of attorney executed on behalf of such directors, and contemporaneously filed with the Securities and Exchange Commission.

By:	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008, and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and among Peerless Mfg. Co., PMFG, Inc. and PMFG Merger Sub, Inc., dated January 10, 2008 (included as Annex A to the proxy statement/prospectus that is a part of our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

4.1	Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 001-34156) filed on August 15, 2008, and incorporated herein by reference).

10.1	Revolving Credit and Term Loan Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on May 5, 2008, and incorporated herein by reference).

10.2	Senior Subordinated Loan Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc. and Prospect Capital Corporation (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on May 5, 2008, and incorporated herein by reference).

10.3	Agreement to Purchase between Peerless Mfg. Co. and Dallas Area Rapid Transit (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by Peerless Mfg. Co. for the fiscal quarter ended December 31, 2006, and incorporated herein by reference).

10.4*	Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.5*	Amended and Restated Employment Agreement, dated March 21, 2007 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on March 26, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.6*	Employment Agreement, dated January 11, 2006, between Peerless Mfg. Co. and Sean P. McMenamin (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by Peerless Mfg. Co. for the fiscal quarter ended March 31, 2006, and incorporated herein by reference).

10.7*	Employment Agreement, dated October 10, 2006, between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by Peerless Mfg. Co. for the fiscal quarter ended March 31, 2007, and incorporated herein by reference).

10.8*	Employment Agreement, dated May 22, 2008, between Peerless Mfg. Co. and Robert M. Sherman.

10.9*	1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.10*	2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.11*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.12*	Form of Executive Stock Option Agreement under the 1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co.

10.13*	Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005, and incorporated herein by reference).

10.14*	Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005, and incorporated herein by reference).

10.15*	Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005, and incorporated herein by reference).

10.16*	Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.17*	Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

10.18*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

10.19*	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008, and incorporated herein by reference).

18.1	Letter regarding change in accounting principle.

21.1	Subsidiaries of PMFG, Inc.

23.1	Consent of Grant Thornton LLP.

24.1	Powers of Attorney for our directors and certain executive officers.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Unaudited Pro Forma Condensed Combined Statement of Operations of PMFG, Inc. for the year ended June 30, 2008.

*	Management contract, compensatory plan or arrangement