Form 10-Q
period 2008-09-30
PMFG, Inc.
filed 2008-11-10
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34156

PMFG, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0661574 (I.R.S. Employer Identification No.)
14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254
(Address of principal executive offices)
(214) 357-6181
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on November 7, 2008, was 13,080,134.

FORWARD-LOOKING STATEMENTS
     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	adverse changes in the current global economic environment or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;

•	the impact of the current global credit crisis, including the impact on the trading price of our common stock and our ability and our customers’ ability to access capital markets;

•	changes in the price, supply or demand for natural gas;

•	changes in current environmental legislation;

•	increased competition;

•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;

•	decreased demand for our products;

•	risks associated with our recent acquisition of Nitram Energy, Inc., including the integration of Nitram’s operations with those of the Company and the significant indebtedness that we incurred in connection with this acquisition;

•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;

•	the effects of natural disasters; and

•	loss of the services of any of our senior management or other key employees.
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2008. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	June 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,647	$11,444
Restricted cash	2,489	2,789
Accounts receivable, principally trade — net of allowance for doubtful accounts of $478 and $625 at September 30, 2008 and June 30, 2008, respectively	42,010	37,532
Inventories	10,306	15,904
Costs and earnings in excess of billings on uncompleted contracts	26,291	24,468
Income taxes receivable	146	—
Deferred income taxes	2,334	2,330
Other current assets	3,382	2,479

Total current assets	93,605	96,946

Property, plant and equipment — net	8,269	8,324
Intangible assets — net	24,067	27,097
Goodwill	27,935	27,875
Investment in unconsolidated entity	1,979	1,930
Other assets	4,567	4,564

Total assets	$160,422	$166,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,657	$23,358
Current maturities of long-term debt	4,000	4,000
Billings in excess of costs and earnings on uncompleted contracts	7,541	6,770
Commissions payable	2,436	1,618
Income taxes payable	—	885
Accrued product warranties	1,273	1,224
Customer deposits	2,237	4,822
Accrued liabilities and other	8,587	11,935

Total current liabilities	49,731	54,612

Long-term debt	55,000	56,000
Deferred income taxes	12,196	12,196
Other non-current liabilities	983	997

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized, 25,000,000 shares of $0.01 par value; issued and outstanding, 13,080,134 and 13,023,370 shares at September 30, 2008 and June 30, 2008, respectively	131	130
Additional paid-in capital	9,792	9,018
Retained earnings	32,787	33,453
Accumulated other comprehensive income (loss)	(198)	330

Total stockholders’ equity	42,512	42,931

Total liabilities and stockholders’ equity	$160,422	$166,736

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended
	September 30,
	2008	2007
	(unaudited)
Revenues	$43,656	$30,018
Cost of goods sold	32,379	19,633

Gross profit	11,277	10,385

Operating expenses
Sales and marketing	4,086	2,477
Engineering and project management	1,976	1,072
General and administrative	4,300	2,052

	10,362	5,601

Operating income	915	4,784

Other income (expense)
Interest income	78	367
Interest expense	(1,596)	—
Foreign exchange gain (loss)	(650)	69
Other income (expense), net	228	(9)

	(1,940)	427

Earnings (loss) before income taxes	(1,025)	5,211
Income tax benefit (expense)	359	(1,825)

Net earnings (loss)	$(666)	$3,386

Basic and diluted earnings (loss) per share	$(0.05)	$0.26

Weighted-average shares outstanding:
Basic	12,944	12,804
Effect of dilutive options and restricted stock	—	128

Diluted	12,944	12,932

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(666)	$3,386
Depreciation and amortization	3,522	199
Deferred income taxes	(4)	(5)
Deferred rent expense	(14)	81
Bad debt expense	(147)	—
Provision for warranty expense	74	316
Inventory valuation reserve	167	159
Foreign exchange (gain) loss	650	(69)
Stock-based compensation	775	86
Changes in operating assets and liabilities:
Accounts receivable	(4,632)	1,425
Inventories	5,325	(2,535)
Costs and earnings in excess of billings on uncompleted contracts	(2,276)	(848)
Other current assets	(907)	(301)
Other assets	(50)	194
Accounts payable	204	1,143
Billings in excess of costs and earnings on uncompleted contracts	771	5,276
Commissions payable	818	99
Income taxes	(1,031)	(170)
Accrued product warranties	(25)	(10)
Accrued liabilities, customer deposits and other	(6,134)	(1,145)

Net cash provided by (used in) operating activities:	(3,580)	7,281

Cash flow from investing activities:
Purchases of property and equipment	(244)	(219)
Capitalized business acquisition costs	(60)	—

Net cash used in investing activities:	(304)	(219)

Cash flows from financing activities:
Payment of debt issuance cost	(196)	—
Payment of long-term debt	(1,000)	—

Net cash used in financing activities	(1,196)	—

Effect of exchange rate changes on cash and cash equivalents	283	(119)

Net increase (decrease) in cash and cash equivalents	(4,797)	6,943

Cash and cash equivalents at beginning of period	11,444	17,015

Cash and cash equivalents at end of period	$6,647	$23,958

Supplemental disclosures:
Interest paid	$1,206	$—
Income taxes paid	$510	$2,000
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total
	No. of	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
			(unaudited)
Balance at June 30, 2008	13,024	$130	$9,018	$33,453	$330	$42,931
Net loss				(666)		(666)
Foreign currency translation adjustment					(528)	(528)
Stock awards	24	1	637			638
Restricted stock awards	32	—	125			125
Stock option expense			12			12

Balance at September 30, 2008	13,080	$131	$9,792	$32,787	$(198)	$42,512

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements of the Company as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.
Holding Company Reorganization and Stock Conversion
On August 15, 2008, the Company completed a holding company reorganization. In the reorganization, Peerless Mfg. Co., a Texas corporation, became a wholly-owned subsidiary of PMFG, Inc., a newly formed Delaware corporation. Shareholders of Peerless Mfg. Co. received two shares of common stock of PMFG, Inc. for each outstanding share of common stock of Peerless Mfg. Co. held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. The Company’s business, operations and management did not change as a result of the holding company reorganization.
The share data and per share data included in these consolidated financial statements for all periods presented have been retroactively adjusted to give effect to this reorganization.
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
Acquisition of Nitram Energy, Inc.
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. (“Nitram”). The preliminary purchase price is estimated to be $63,110, which includes $1,625 in acquisition costs. The Company anticipates that the purchase price and allocation of the purchase price will be finalized during the year ending June 30, 2009. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc., and Alco Products. Nitram’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.

Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.
Inventories
On October 1, 2007, the Company voluntarily elected to change its method of valuing its inventory to the lower of weighted-average cost or market. Prior to that date, including the three months ended September 30, 2007, the Company valued its inventory at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The new method of accounting was adopted to more closely follow the flow of costs.
Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” issued by the Financial Accounting Standards Board (the “FASB”) in May 2005, requires that voluntary changes in an accounting principle are to be applied retrospectively to prior financial statements. The effect of the change was immaterial to the Company’s consolidated results of operations for the three months ended September 30, 2007. Therefore, retroactive application has not been presented.
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
Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value, typically represented by the discounted cash flows associated with the asset.
Intangible Assets and Goodwill
The amount of recorded goodwill relates primarily to the Nitram acquisition and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is not amortized; rather, it is measured for impairment annually, or more frequently if conditions indicate an earlier review is necessary. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and written down to its estimated fair value.

Intangible assets subject to amortization acquired as part of the Nitram acquisition include customer backlog, licensing agreements, and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets acquired in the Nitram acquisition that the Company considers indefinite are trade names and design guidelines. The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
Revenue Recognition
The Company provides products under long-term, generally fixed-priced, contracts that may extend up to 18 months, or longer, in duration. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, the consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenues are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.
Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during each period presented. Diluted earnings (loss) per common share gives effect to the assumed exercise of stock options when dilutive.
For the three months ended September 30, 2008, common stock equivalents comprised of 207,948 stock options and 128,497 shares of restricted stock have been excluded from the diluted weighted-average common shares because they were anti-dilutive. No stock options or restricted stock were excluded in the calculation of diluted weighted-average common shares for the three months ended September 30, 2007.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that serves to define fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective July 1, 2008 with no effect to its results of operations or financial position. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (e.g. inventory impairment assessments). This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to July 1, 2009. The Company is currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on its results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and is simpler than using the complex hedge accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to achieve similar results. The Company adopted SFAS 159 effective July 1, 2008 with no effect to its results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141R on July 1, 2009. The adoption of SFAS 141R will impact our financial statements with respect to any future acquisitions. However, the impact cannot be assessed at this time.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its financial statements.
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), to revise the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The purpose of FSP FAS 142-3 is to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008 and for interim periods within those years with early adoption not permitted. FSP FAS 142-3 is effective for the Company beginning July 1, 2009. The Company is currently assessing the potential impact that adoption of FSP FAS 142-3 may have on its financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 supersedes Statement on Auditing Standards No. 69, “The

Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”). The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69. Accordingly, this standard, when adopted effective November 15, 2008, will not have any effect on our consolidated financial statements.
3. INVENTORIES
Principal components of inventories are as follows:

	September 30,	June 30,
	2008	2008
Raw materials	$6,859	$6,804
Work in progress	3,496	9,041
Finished goods	757	684

	11,112	16,529
Reserve for obsolete and slow-moving inventory	(806)	(625)

	$10,306	$15,904

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	September 30,	June 30,
	2008	2008
Costs incurred on uncompleted contracts and estimated earnings	$134,959	$154,142
Less billings to date	(116,209)	(136,444)

	$18,750	$17,698

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	September 30,	June 30,
	2008	2008
Costs and earnings in excess of billings on uncompleted contracts	$26,291	$24,468
Billings in excess of costs and earnings on uncompleted contracts	(7,541)	(6,770)

	$18,750	$17,698

5. ACCRUED PRODUCT WARRANTIES
Accrued product warranty activity is as follows:

	Three months ended
	September 30,
	2008	2007
Balance at beginning of period	$1,224	$641
Provision for warranty expenses	74	316
Warranty charges	(25)	(10)

Balance at end of period	$1,273	$947

6. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	September 30,	June 30,
	2008	2008
Accrued start-up (commissioning) expense	$4,105	$3,426
Accrued compensation	1,213	3,070
Accrued professional, legal and other expenses	1,472	3,507
Other	1,797	1,932

	$8,587	$11,935

7. DEBT
Outstanding long-term debt obligations are as follows:

			September 30,	June 30,
	Interest Rate	Maturities	2008	2008
Senior secured credit facilities:
Revolving credit facility	Prime + 1%	2011	$—	$—
Term loan	Prime + 1.25%	2008 - 2013	39,000	40,000

Total senior secured credit facilities			39,000	40,000
Subordinated secured term loan	15%	2013	20,000	20,000

Total debt			59,000	60,000
Less current maturites			(4,000)	(4,000)

Total long-term debt			$55,000	$56,000

At September 30, 2008, there were $9,051 of letters of credit outstanding under our revolving credit facility. The amount available under our revolving credit facility, based on formula availability, at September 30, 2008 was $3,730. At September 30, 2008, the interest rates on our revolving credit facility and senior secured term loan were 6% and 6.25%, respectively. The senior secured credit facilities are secured by a first lien on substantially all assets of the Company. The subordinated secured term loan is secured by a second lien on substantially all assets of the Company.

As required by its Revolving Credit and Term Loan Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior secured term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the Company will pay, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction will amortize in the amount of (i) $5,000 on October 1, 2008, October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the payments required under the Interest Rate Cap Transaction are made, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 275 to 350 basis points based on the Company’s consolidated total leverage ratio, for the term of the Interest Rate Cap Transaction. At September 30, 2008, the Interest Rate Cap Transaction had a fair market value of $171.
The Company’s U.K. subsidiary has a £2,600 ($4,622) debenture agreement used to facilitate issuances of letters of credit and bank guarantees. At September 30, 2008, this facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, and by a cash deposit of £1,400 ($2,489), which is recorded as restricted cash on the consolidated balance sheet. At September 30, 2008, there was £2,376 ($4,224) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement.
As of September 30, 2008, the Company was in compliance with all covenants in its debt agreements.
8. COMMITMENTS AND CONTINGENCIES
Litigation
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

Nitram Acquisition
We completed the acquisition of Nitram in April 2008. As a result of the acquisition, we are liable for the operations of Nitram and its subsidiaries because these entities are our wholly-owned subsidiaries. In connection with the Nitram acquisition, we acquired indirect ownership of Burgess-Manning, Inc. (“Burgess-Manning”). Prior to the Nitram acquisition, Burgess-Manning filed with the Office of Foreign Assets Control (“OFAC”) a voluntary disclosure concerning certain activities in support of its majority-owned, separately incorporated U.K. subsidiary, Burgess-Manning Europe, Ltd. (“BMEL”), which potentially implicated the Iranian Transactions Regulations (“ITR”).
During the period 2004 to 2007, BMEL sold a number of industrial separators to Iranian customers. The industrial separators produced by BMEL and sold for Iranian customers were not of U.S. origin and had no U.S. content. During this period most of BMEL’s accounting work was outsourced to the U.S. headquarters office of Burgess-Manning. Burgess-Manning believes there are valid arguments to support the permissibility of the activities involved, nevertheless, out of an abundance of caution, Burgess-Manning filed a voluntary self disclosure with OFAC for its consideration. Burgess-Manning also took steps to ensure there should be no recurrence of these issues, hiring an outside accounting firm in the U.K. and giving to this firm the accounting work that Burgess-Manning did previously. Burgess-Manning has provided no accounting support to BMEL since January 2006.
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
9. STOCKHOLDER RIGHTS PLAN
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
10. STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008		2007
	Number of		Number of
	Shares	Fair Value	Shares	Fair Value
Grant Type	Granted	of Grant	Granted	of Grant
Stock	24	$638	—	$—
Restricted stock	32	$872	62	$675
The company recognizes compensation expense for restricted stock awards over the four-year vesting period based on the fair value of the awards on the grant date, net of forfeitures. The fair value of stock and restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.
11. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Three months ended
	September 30,
	2008	2007
Net earnings (loss)	$(666)	$3,386
Foreign currency translation adjustment	(528)	37

Comprehensive income (loss)	$(1,194)	$3,423

12. SEGMENT INFORMATION
The Company has two reportable segments: separation/filtration systems and environmental systems. The separation/filtration systems segment produces various types of separators and filters used for removing liquids and solids from gases and air. The main product of its environmental systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR Systems.” These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers an integrated system.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three months ended September 30, 2008 and 2007 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended,
	September 30,
	2008	2007
Revenues
Separation/filtration	$37,187	$13,723
Environmental	6,469	16,295

Consolidated	$43,656	$30,018

Operating income
Separation/filtration	$3,427	$2,187
Environmental	1,788	4,649
Reconciling items	(4,300)	(2,052)

Consolidated	$915	$4,784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Item 1 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended June 30, 2008. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.
     We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a brief summary of recent developments regarding our holding company reorganization and our acquisition of Nitram. This overview is followed by a discussion of our results of operations for the three months ended September 30, 2008 and 2007, including a discussion of significant period-to-period variances. We also include information regarding our two reportable business segments: separation/filtration systems and environmental systems. We then discuss our financial condition at September 30, 2008 with a comparison to June 30, 2008. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
     All share and per share amounts in this Report, including in this discussion and in our consolidated financial statements, have been retroactively adjusted to give effect to the holding company reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock.
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
     On August 15, 2008, we completed a holding company reorganization. In the reorganization, Peerless Mfg. Co. became a wholly-owned subsidiary of PMFG, Inc. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. Our business, operations and management did not change as a result of the holding company reorganization.
     On April 30, 2008, we completed our acquisition of Nitram for approximately $63,110,000, including transaction costs. This acquisition broadens our product offerings, expands our position in selected markets, increases our engineering and skilled labor resources, broadens our research and development capabilities, and furthers our strategy of providing more complete systems to our customers. In addition, the acquisition of Nitram should improve our financial results by improving manufacturing and supply chain efficiencies and leveraging the cost of our corporate overhead.
     As a result of the acquisition, Nitram’s results of operations have been included in our consolidated financial statements from the date of acquisition. Purchase accounting for this acquisition resulted in the allocation of a portion of the purchase price to Nitram’s net assets, including tangible and intangible assets. This allocation resulted in increases to the fair value of Nitram’s inventory and backlog by $4,606,000 and $6,489,000, respectively. During the year ended June 30, 2008, $2,258,000 of this inventory cost was expensed and $2,734,000 of this backlog was amortized. During the three months ended September 30, 2008, $1,823,000 of this inventory cost was expensed and $2,702,000 of this backlog was amortized. The balance of these amounts is expected to be expensed during the three months ending December 31, 2008. For a further discussion of our allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Nitram acquisition, see Note D to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2008.
Critical Accounting Policies
     See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 30, 2008. Since the date of that report, there have been no material changes to our critical accounting policies.
Results of Operations
     The following summarizes our consolidated statements of operations as a percentage of revenues:

	Three months ended
	September 30,
	2008	2007
Revenues	100.0%	100.0%
Cost of goods sold	74.2%	65.4%

Gross profit	25.8%	34.6%
Operating expenses	23.7%	18.7%

Operating income	2.1%	15.9%
Other income (expense)	(4.4)%	1.4%

Earnings (loss) before income taxes	(2.3)%	17.3%
Income tax benefit (expense)	0.8%	(6.0)%

Net earnings (loss)	(1.5)%	11.3%

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
     General and administrative costs include payroll, employee benefits, stock-based compensation and other employee-related costs associated with executive management, finance, accounting, human resources, information systems, and other administrative employees. General and administrative costs also include facility costs, insurance, audit fees, legal fees, reporting expense, professional services, and other administrative fees.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Results of Operations — Consolidated
     Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Three months ended September 30,
	2008	% of Total	2007	% of Total
		($ in thousands)
Domestic	$28,331	64.9%	$21,052	70.1%
International	15,325	35.1%	8,966	29.9%

Total	$43,656	100.0%	$30,018	100.0%

     Total revenues increased $13,638,000, or 45.4%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as domestic revenues increased $7,279,000, or 34.6%, and international revenues increased $6,359,000, or 70.9%. The results of Nitram’s operations have been included in our consolidated financial results since April 30, 2008, the date of acquisition, and accounted for $17,221,000 of domestic revenues and $6,070,000 of international revenues for the three months ended September 30, 2008. Domestic revenues for the three months ended September 30, 2007 included $13,343,000 related to a large environmental systems order that was completed during the year ended June 30, 2008.
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

	Three months ended September 30,
	2008	% of Revenues	2007	% of Revenues
		($ in thousands)
Revenues	$43,656	100.0%	$30,018	100.0%
Cost of goods sold	32,379	74.2%	19,633	65.4%

Gross profit	$11,277	25.8%	$10,385	34.6%

     For the three months ended September 30, 2008, our gross profit increased $892,000, or 8.6%, compared to the three months ended September 30, 2007. Our gross profit, as a percentage of revenues, decreased to 25.8% for the three months ended September 30, 2008 compared to 34.6% for the same period a year ago. The decrease in gross profit as a percentage of revenues during the three months ended September 30, 2008 primarily related to the $2,702,000 of amortization expense related to Nitram’s backlog and $1,823,000 of expense related to the fair value adjustment of Nitram’s inventory. See “Overview” above for additional information regarding the Nitram acquisition and these expenses.
     Operating Expenses. The following summarizes operating expenses:

	Three months ended September 30,
	2008	% of Revenues	2007	% of Revenues
		($ in thousands)
Sales and marketing	$4,086	9.4%	$2,477	8.3%
Engineering and project management	1,976	4.5%	1,072	3.6%
General and administrative	4,300	9.8%	2,052	6.8%

Total	$10,362	23.7%	$5,601	18.7%

     Operating expenses increased $4,761,000, or 85.0%, for the three months ended September, 30, 2008 compared to the same period a year ago. As a percentage of revenues, these expenses increased to 23.7% during the three months ended September 30, 2008 from 18.7% during the three months ended September 30, 2007. Our sales and marketing expenses increased $1,609,000 during the three months ended September 30, 2008 compared to the same period in the previous year primarily due to commissions and other selling related expenses associated with the higher revenues in the current quarter. Our engineering and project management expenses increased $904,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to support activities associated with increased revenues in the current quarter. General and administrative expenses increased $2,248,000 during the three months ended September 30, 2008 compared to the same period a year ago primarily due to increased professional fees, amortization of intangibles associated with the prior fiscal year’s business acquisition, increased director compensation, and increased expenses related to Nitram’s operations.

     Other Income and Expense. The following summarizes other income and expense:

	Three months ended September 30,
	2008	% of Revenues	2007	% of Revenues
	($ in thousands)
Interest income	$78	0.2%	$367	1.2%
Interest expense	(1,596)	(3.7)%	—	—%
Foreign exchange gain (loss)	(650)	(1.5)%	69	0.2%
Other expense, net	228	0.6%	(9)	—%

Total other income (expense)	$(1,940)	(4.4)%	$427	1.4%

     For the three months ended September 30, 2008, total other income (expense) items decreased by $2,367,000, compared to the three months ended September 30, 2007 primarily due to increased interest expense and foreign exchange losses resulting from the strengthening of the U.S. dollar against the British pound.
     Interest expense increased $1,596,000 in the three months ended September 30, 2008 due to debt incurred in connection with the Nitram acquisition. We expect interest expense will continue to be higher for the year ending June 30, 2009 compared to the previous year.
     Income Taxes. Our effective income tax rate was 35% for the three months ended September 30, 2008 and 2007.
     Net Earnings (Loss). Net earnings (loss) decreased by $4,052,000 to a net loss of $666,000 during the three months ended September 30, 2008, from net earnings of $3,386,000, or 11.3% of revenues, during the same period in the previous year. The decrease in net earnings (loss) during the three months ended September 30, 2008 was primarily attributable to $2,702,000 of amortization expense related to Nitram’s backlog, $1,823,000 of expense related to the fair value adjustment of Nitram’s inventory and $1,596,000 of interest expense, partially offset by increased revenues. Basic and diluted earnings per share decreased from $0.26 per share for the three months ended September 30, 2007 to a basic and diluted loss of $0.05 per share for the three months ended September 30, 2008.
Results of Operations — Segments
     We have two lines of business: separation/filtration systems and environmental systems. Revenues and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
     Separation/Filtration Systems
     The separation/filtration systems segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Separation/filtration systems represented 85.2% and 45.7% of our revenues for the three months ended September 30, 2008 and 2007, respectively.

     The following summarizes separation/filtration systems revenues and operating income:

	Three months ended September 30,
	2008	2007
	($ in thousands)
Revenues	$37,187	$13,723
Operating income	$3,427	$2,187

Operating income as % of revenues	9.2%	15.9%
     Separation/filtration systems revenues increased by $23,464,000, or 171.0%, during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Domestic and international revenues increased compared to the prior year period primarily as a result of the acquisition of Nitram.
     Separation/filtration systems operating income for the three months ended September 30, 2008 increased $1,240,000 compared to the same period a year ago. As a percentage of separation/filtration systems revenues, operating income was 9.2% and 15.9% for the three months ended September 30, 2008 and 2007, respectively. The decrease in operating income as a percentage of revenues during the three months ended September 30, 2008 is primarily related to $2,702,000 of amortization expense related to Nitram’s backlog and $1,823,000 of expense related to the fair value adjustment of Nitram’s inventory.
     Environmental Systems
     The primary product of our environmental systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental systems represented 14.8% and 54.3% of our revenues for the three months ended September 30, 2008 and 2007, respectively.
     The following summarizes environmental systems revenues and operating income:

	Three months ended September 30,
	2008	2007
	($ in thousands)
Revenues	$6,469	$16,295
Operating income	$1,788	$4,649

Operating income as % of revenues	27.6%	28.5%
     Revenues from environmental systems decreased $9,826,000, or 60.3%, during the three months ended September 30, 2008 compared to the same period in the previous year. Environmental systems revenues for the three months ended September 30, 2007 included $13,343,000 related to a large environmental systems order that was completed during the year ended June 30, 2008.

     Environmental systems operating income for the three months ended September 30, 2008 decreased $2,861,000, or 61.5%, compared to the three months ended September 30, 2007. As a percentage of environmental systems revenues, operating income decreased to 27.6% during the three months ended September 30, 2008 from 28.5% for the same period in the prior year. Environmental systems operating income for the three months ended September 30, 2007 included a higher than normal gross profit percentage on a large environmental systems order that was completed during the year ended June 30, 2008.
     Corporate Level Expenses
     Corporate level general and administrative expenses were $4,300,000 and $2,052,000 for the three months ended September 30, 2008 and 2007, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Contingencies
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.
Backlog
     Our backlog of uncompleted orders was $102 million at September 30, 2008, compared to $107 million at June 30, 2008. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. The timing of our larger contracts can have a notable impact upon our backlog from period to period. Demand in separation/filtration systems and environmental systems businesses continue to improve throughout the world. See “Results of Operations — Segments” above for additional discussion.
Financial Position
     Assets. Total assets decreased by $6,314,000, or 3.8%, from $166,736,000 at June 30, 2008, to $160,422,000 at September 30, 2008. On September 30, 2008, we held cash and cash equivalents of $6,647,000, had working capital of $43,874,000 and a current liquidity ratio of 1.9-to-1.0. This compares with cash and cash equivalents of $11,444,000, working capital of $42,334,000, and a current liquidity ratio of 1.8-to-1.0 at June 30, 2008.
     Liabilities and Stockholders’ Equity. Total liabilities decreased by $5,895,000, or 4.8%, from $123,805,000 at June 30, 2008 to $117,910,000 at September 30, 2008. The decrease in our equity of $419,000, or 1.0%, from $42,931,000 at June 30, 2008 to $42,512,000 at September 30, 2008 is primarily attributable to our net loss and foreign currency translation adjustment (other comprehensive loss) offset by the increase in additional paid-in capital related to stock awards and restricted stock awards. Our ratio of debt (total liabilities)-to-equity improved from 2.9-to-1.0 at June 30, 2008 to 2.8-to-1.0 at September 30, 2008.
Liquidity and Capital Resources
     Our cash and cash equivalents were $6,647,000 as of September 30, 2008 compared to $11,444,000 at June 30, 2008. Cash used in operating activities for the three months ended September

30, 2008 was $3,580,000 compared to cash provided by operating activities of $7,281,000 for the three months ended September 30, 2007.
     Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital.
     At September 30, 2008, the balance of these working capital accounts was $37,103,000 compared to $31,872,000 at June 30, 2008, reflecting an increase of our investment in these working capital items of $5,231,000. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the three months ended September 30, 2008, cash used in operating activities increased as a result of an overall increase in our accounts receivable due to several large projects reaching milestones that allowed us to invoice our customers, also generating an increase to the billings in excess of costs and earnings on uncompleted contracts.
     Cash used in investing activities was $304,000 for the three months ended September 30, 2008, compared to cash used in investing activities of $219,000 for the three months ended September 30, 2007. Cash used during the three months ended September 30, 2008 and 2007 related primarily to purchases of property and equipment.
     Cash used in financing activities during the three months ended September 30, 2008 was $1,196,000 compared to nil during the same period in the previous year. The cash used in financing activities for the three months ended September 30, 2008 primarily related to $1 million of scheduled principal payments on the senior term loan.
     As a result of the events described above, our cash and cash equivalents during the three months ended September 30, 2008 decreased by $4,797,000 compared to an increase of $6,943,000 during the three months ended September 30, 2007.
     We have filed a shelf registration statement with the SEC that will allow us to sell up to 3,000,000 shares of our common stock in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the offering of our common stock, subject to market conditions and our capital needs. Under the terms of our debt agreements, part of the proceeds from any offering would be required to be used to repay a portion of the indebtedness we incurred in connection with our acquisition of Nitram.
     We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.
New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that serves to define fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective July 1, 2008 with no effect to its results of operations or financial position. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (e.g. inventory impairment assessments). This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to July 1, 2009. The Company is currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on its results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and is simpler than using the complex hedge accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to achieve similar results. The Company adopted SFAS 159 effective July 1, 2008 with no effect to its results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141R on July 1, 2009. The adoption of SFAS 141R will impact our financial statements with respect to any future acquisitions. However, the impact cannot be assessed at this time.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its financial statements.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), to revise the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The purpose of FSP FAS 142-3 is to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008 and for interim periods within those years with early adoption not permitted. FSP FAS 142-3 is effective for the Company beginning July 1, 2009. The Company is currently assessing the potential impact that adoption of FSP FAS 142-3 may have on its financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 supersedes Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”). The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69. Accordingly, this standard, when adopted effective November 15, 2008, will not have any effect on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. During the three months ended September 30, 2008, there were no material changes in our primary market risk exposures.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information related to the Company (including its consolidated subsidiaries) that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that all information required to be disclosed in this Report has been recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Additionally, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, in a timely fashion to allow decisions regarding required disclosures.
     Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     During the quarter ended September 30, 2008, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended June 30, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of the shareholders of Peerless Mfg. Co., a Texas corporation, was held on August 14, 2008 for the purpose of seeking approval of a reorganization of Peerless into a Delaware holding company structure whereby Peerless would become a wholly-owned subsidiary of PMFG, Inc., a Delaware corporation, and each outstanding share of Peerless common stock would be exchanged for two shares of PMFG common stock. The results of the vote with respect to this proposal were as follows:

For	4,714,912
Against	275,790
Abstain	36,003
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Unaudited Pro Forma Condensed Combined Statement of Operations of PMFG, Inc. and subsidiaries for the year ended June 30, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.
Date: November 10, 2008	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)