Form 10-Q
period 2008-12-31
PMFG, Inc.
filed 2009-02-09
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34156

PMFG, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0661574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254
(Address of principal executive offices, including zip code)
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock issued and outstanding on February 9, 2009, was 13,080,134.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amount)

	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,710	$11,444
Restricted cash	2,659	2,789
Accounts receivable, principally trade — net of allowance for doubtful accounts of $862 and $625 at December 31, 2008 and June 30, 2008, respectively	39,546	37,532
Inventories — net	12,487	15,904
Costs and earnings in excess of billings on uncompleted contracts	20,801	24,468
Deferred income taxes	2,342	2,330
Other current assets	2,561	2,479

Total current assets	87,106	96,946

Property, plant and equipment — net	8,351	8,324
Intangible assets — net	22,685	27,097
Goodwill	27,420	27,875
Investment in unconsolidated entity	2,034	1,930
Other assets	4,254	4,564

Total assets	$151,850	$166,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,479	$23,358
Current maturities of long-term debt	4,000	4,000
Billings in excess of costs and earnings on uncompleted contracts	5,687	6,770
Commissions payable	3,486	1,618
Income taxes payable	36	885
Accrued product warranties	1,059	1,224
Customer deposits	3,517	4,822
Accrued liabilities and other	8,587	11,935

Total current liabilities	42,851	54,612

Long-term debt	54,000	56,000
Deferred income taxes	12,200	12,196
Other non-current liabilities	969	997

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized, 25,000,000 shares of $0.01 par value; issued and outstanding, 13,080,134 and 13,023,370 shares at December 31, 2008 and June 30, 2008, respectively	131	130
Additional paid-in capital	9,930	9,018
Retained earnings	33,281	33,453
Accumulated other comprehensive income (loss)	(1,512)	330

Total stockholders’ equity	41,830	42,931

Total liabilities and stockholders’ equity	$151,850	$166,736

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues	$39,105	$37,086	$82,761	$67,104
Cost of goods sold	26,826	24,668	59,205	44,301

Gross profit	12,279	12,418	23,556	22,803

Operating expenses
Sales and marketing	4,160	3,036	8,246	5,453
Engineering and project management	2,069	1,319	4,045	2,451
General and administrative	4,179	2,821	8,479	4,873

	10,408	7,176	20,770	12,777

Operating income	1,871	5,242	2,786	10,026

Other income (expense)
Interest income	45	315	123	682
Interest expense	(1,597)	—	(3,193)	—
Foreign exchange gain (loss)	575	(102)	(75)	(33)
Other income (expense), net	(134)	—	94	(9)

	(1,111)	213	(3,051)	640

Earnings (loss) before income taxes	760	5,455	(265)	10,666
Income tax (expense) benefit	(266)	(1,905)	93	(3,730)

Net earnings (loss)	$494	$3,550	$(172)	$6,936

Basic earnings (loss) per share	$0.04	$0.28	$(0.01)	$0.54

Diluted earnings (loss) per share	$0.04	$0.27	$(0.01)	$0.53

Weighted-average shares outstanding:
Basic	12,958	12,821	12,951	12,812
Effect of dilutive options and restricted stock	233	194	—	156

Diluted	13,191	13,015	12,951	12,968

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended December 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(172)	$6,936
Depreciation and amortization	5,407	386
Deferred income taxes	(8)	12
Deferred rent expense	(28)	98
Bad debt expense	237	—
Provision for warranty expense	(117)	335
Inventory valuation reserve	90	204
Foreign exchange (gain) loss	75	33
Stock-based compensation	913	610
Excess tax benefits from stock-based payment arrangements	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	(3,667)	1,557
Inventories	3,166	(2,065)
Costs and earnings in excess of billings on uncompleted contracts	3,624	(9,987)
Other current assets	(83)	98
Other assets	16	589
Accounts payable	(8,178)	6,612
Billings in excess of costs and earnings on uncompleted contracts	(1,083)	688
Commissions payable	1,868	554
Income taxes	(849)	1,737
Accrued product warranties	(48)	(16)
Accrued liabilities, customer deposits and other	(4,964)	1,898

Net cash provided by (used in) operating activities:	(3,801)	10,264

Cash flow from investing activities:
Increase in restricted cash	(616)	—
Purchases of property and equipment	(636)	(569)
Post closing purchase price adjustment	455	—

Net cash used in investing activities:	(797)	(569)

Cash flows from financing activities:
Payment of debt issuance cost	(196)	27
Payment of long-term debt	(2,000)	15

Net cash used in financing activities	(2,196)	42

Effect of exchange rate changes on cash and cash equivalents	2,060	68

Net increase (decrease) in cash and cash equivalents	(4,734)	9,805

Cash and cash equivalents at beginning of period	11,444	17,015

Cash and cash equivalents at end of period	$6,710	$26,820

Supplemental disclosures:
Interest paid	$2,578	$—
Income taxes paid	$510	$—
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total
	No. of	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
	(unaudited)
Balance at July 1, 2008	13,024	$130	$9,018	$33,453	$330	$42,931

Comprehensive income
Net loss from continuing operations				(172)		(172)
Foreign currency translation adjustment					(1,842)	(1,842)

Total comprehensive income						(2,014)

Stock awards	24	1	638			639

Restricted stock awards	32		250			250

Stock option expense			24			24

Balance at December 31, 2008	13,080	$131	$9,930	$33,281	$(1,512)	$41,830

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements of the Company as of December 31, 2008 and for the three and six months ended December 31, 2008 and December 31, 2007 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
Acquisition of Nitram Energy, Inc.
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. (“Nitram”). At June 30, 2008, the Company had estimated the purchase price to be $63,110 subject to post-closing working capital adjustments. During the six months ended December 31, 2008, the Company identified an additional $455 post-closing working capital adjustment that reduced the estimated purchase price to $62,655, and caused an adjustment to reduce goodwill to $27,420. The Company anticipates that the purchase price and allocation of the purchase price will be finalized during the year ending June 30, 2009. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc., and Alco Products, a division of Nitram. Nitram’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — Continued
Consolidation
The Company consolidates the accounts of its subsidiaries which are wholly owned. All inter-company accounts and transactions have been eliminated in consolidation. The Company considers its inter-company foreign transactions to be long-term in nature, and as a result records the corresponding foreign currency transaction gains and losses as a component of other comprehensive income. In addition to the wholly-owned subsidiaries, the Company has a 40% interest in a joint venture which is presented as an investment in unconsolidated entity and is accounted for under the equity method of accounting.
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
Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” issued by the Financial Accounting Standards Board (the “FASB”) in May 2005, requires that voluntary changes in an accounting principle are to be applied retrospectively to prior financial statements. The effect of the change was immaterial to the Company’s consolidated results of operations for the three and six months ended December 31, 2007. Therefore, retroactive application has not been presented.
The Company regularly reviews the value of inventory on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuation may be required.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — Continued
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
The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. Management is uncertain as to the depth or length of this uncertainty. Our current assessment does not indicate any impairment. Management will continue to evaluate and monitor the economic environment and will evaluate any impact to its intangible assets and goodwill.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — Continued
Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during each period presented. Diluted earnings (loss) per common share give effect to the assumed exercise of stock options when dilutive.
For the three months ended December 31, 2008, common stock equivalents comprised of no stock options and 37,258 shares of restricted stock have been excluded from the diluted weighted-average common shares because they were anti-dilutive. For the six months ended December 31, 2008, common stock equivalents comprised of 207,948 stock options and 124,037 shares of restricted stock have been excluded from the diluted weighted-average common shares because they were anti-dilutive. No stock options or restricted stock were excluded in the calculation of diluted weighted-average common shares for the three and six months ended December 31, 2007.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is prospectively effective for business combinations for which the acquisition

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
2. RECENT ACCOUNTING PRONOUNCEMENTS — Continued
date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt
SFAS 141R on July 1, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company expects no potential impact on its financial statements as a result of adoption of
SFAS 161.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 supersedes Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”). The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69. There is no impact on the financial statements as a result of its adoption on November 15, 2008.
3. INVENTORIES
Principal components of inventories are as follows:

	December 31,	June 30,
	2008	2008
Raw materials	$7,442	$6,804
Work in progress	4,935	9,041
Finished goods	739	684

	13,116	16,529
Reserve for obsolete and slow-moving inventory	(629)	(625)

	$12,487	$15,904

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
     The components of uncompleted contracts are as follows:

	December 31,	June 30,
	2008	2008
Costs incurred on uncompleted contracts and estimated earnings	$77,669	$154,142
Less billings to date	(62,555)	(136,444)

	$15,114	$17,698

     The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	December 31,	June 30,
	2008	2008
Costs and earnings in excess of billings on uncompleted contracts	$20,801	$24,468
Billings in excess of costs and earnings on uncompleted contracts	(5,687)	(6,770)

	$15,114	$17,698

5. ACCRUED PRODUCT WARRANTIES
     Accrued product warranty activity is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at beginning of period	$1,273	$947	$1,224	$641
Provision for warranty expenses	(191)	19	(117)	335
Warranty charges	(23)	(6)	(48)	(16)

Balance at end of period	$1,059	$960	$1,059	$960

6. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	December 31,	June 30,
	2008	2008
Accrued start-up (commissioning) expense	$3,544	$3,426
Accrued compensation	1,539	3,070
Accrued professional, legal and other expenses	1,722	3,507
Nitram Subchapter S tax deposit	728	728
Interest payable	872	681
Other	181	523

	$8,586	$11,935

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
7. DEBT
Outstanding long-term debt obligations are as follows:

			December 31,	June 30,
	Interest Rate	Maturities	2008	2008
Senior secured credit facilities:
Revolving credit facility	Prime + 1%	2011	$—	$—
Term loan	* Prime + 1.25%	2008-2013	38,000	40,000

Total senior secured credit facilities			38,000	40,000
Subordinated secured term loan	15%	2013	20,000	20,000

Total debt			58,000	60,000
Less current maturites			(4,000)	(4,000)

Total long-term debt			$54,000	$56,000

*	Interest rate on portion of Term loan: LIBOR + 3.50%
At December 31, 2008, there were $11,828 of letters of credit outstanding under our revolving credit facility. The amount available under our revolving credit facility, based on formula availability, at December 31, 2008 was $8,172. During the quarter, interest rates floated on our revolving credit facility and on $23,000 of the senior secured term loan ending at 4.25% and 4.5%, respectively on December 31, 2008. The senior secured credit facilities are secured by a first lien on substantially all assets of the Company. The subordinated secured term loan is secured by a second lien on substantially all assets of the Company.
As required by its Revolving Credit and Term Loan Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior secured term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. On the first business day of each quarter, for the applicable notional amount outstanding under the Interest Rate Cap Transaction for the prior quarter, the Company will pay the three month LIBOR rate at the beginning of the prior quarter plus the spread of 275 to 350 according to the Revolving Credit and Term Loan Agreement. Under the terms of the Interest Rate Cap Transaction, if that LIBOR rate is in excess of 3.70%, the counterparty will pay the Company the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction will amortize in the amount of (i) $5,000 on October 1, 2008, October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the payments required under the Interest Rate Cap Transaction are made, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 275 to 350 basis points based on the Company’s consolidated total leverage ratio, for the term of the Interest Rate Cap Transaction. At December 31, 2008, the Interest Rate Cap Transaction had a fair market value of $47.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
7. DEBT — Continued
The Company’s U.K. subsidiary has a £3,250 ($4,743) debenture agreement used to facilitate issuances of letters of credit and bank guarantees. At December 31, 2008, this facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, and by a cash deposit of £1,822 ($2,659), which is recorded as restricted cash on the consolidated balance sheet. At December 31, 2008, there was £2,772 ($4,046) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement.
As of December 31, 2008, the Company was in compliance with all covenants in its debt agreements.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
8. COMMITMENTS AND CONTINGENCIES — Continued
During the period 2004 to 2007, BMEL sold a number of industrial separators to Iranian customers. The industrial separators produced by BMEL and sold for Iranian customers were not of U.S. origin and had no U.S. content. During part of this period most of BMEL’s accounting work was outsourced to the U.S. headquarters office of Burgess-Manning. Burgess-Manning believes there are valid arguments to support the permissibility of the activities involved, nevertheless, out of an abundance of caution, Burgess-Manning filed a voluntary self disclosure with OFAC for its consideration. Burgess-Manning also took steps to ensure there should be no recurrence of these issues, hiring an outside accounting firm in the U.K. and giving to this firm the accounting work that Burgess-Manning did previously. Burgess-Manning has provided no accounting support to BMEL since January 2006.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
9. STOCKHOLDER RIGHTS PLAN — Continued
The Board of Directors may, at its discretion, redeem all outstanding rights for $0.001 per right at any time prior to the time the rights become exercisable. The rights will expire on August 15, 2018, unless earlier redeemed, exchanged or amended by the Board of Directors.
10. STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended December 31, 2008 and 2007:

	Six months ended December 31,
	2008		2007
	Number of		Number of
	Shares	Fair Value	Shares	Fair Value
Grant Type	Granted	of Grant	Granted	of Grant
Stock	24,000	$638	—	$—
Restricted stock	32,758	$872	86,188	$1,107
The company recognizes compensation expense for restricted stock awards and stock options over the four-year vesting period based on the fair value of the awards on the grant date, net of forfeitures. The fair value of stock and restricted stock awards is based on the fair market value of the Company’s stock on the date of grant. For the Company’s stock-based compensation plans, the fair value of each stock option grant is estimated at the date of grant using the Black-Scholes option pricing model.
11. SEGMENT INFORMATION
The Company has two reportable segments: Process Products (formerly Separation/Filtration systems) and Environmental Systems. The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petro-chemical processing. The main product of the Company’s Environmental Systems segment is its selective catalytic reduction systems, referred to as “SCR Systems.” These SCR systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels, such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers an integrated system.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three and six months ended December 31, 2008 and 2007 are presented below.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Amounts in thousands, except share and per share amounts)
11. SEGMENT INFORMATION — Continued
The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended,		Six months ended,
	December 31,		December 31,
	2008	2007	2008	2007
Revenues
Process Products	$29,394	$17,217	$66,581	$30,940
Environmental	9,711	19,869	16,180	36,164

Consolidated	$39,105	$37,086	$82,761	$67,104

Operating income
Process Products	$4,045	$2,836	$7,472	$5,023
Environmental	2,005	5,227	3,793	9,876
Reconciling items	(4,179)	(2,821)	(8,479)	(4,873)

Consolidated	$1,871	$5,242	$2,786	$10,026

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Item 1 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report Form 10-K for the year ended June 30, 2008. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.
          We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a brief summary of recent developments regarding our holding company reorganization and our acquisition of Nitram. This overview is followed by a discussion of our results of operations for the three and six months ended December 31, 2008 and 2007, including a discussion of significant period-to-period variances. We also include information regarding our two reportable business segments: Process Products (formerly Separation/Filtration Systems) and Environmental Systems. We then discuss our financial condition at December 31, 2008 with a comparison to June 30, 2008. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
          All share and per share amounts in this Report, discussion and in our consolidated financial statements, have been retroactively adjusted to give effect to the holding company reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock.
Overview
          We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure, and refining and petrochemical processing. We offer a broad range of separation and filtration products, SCR systems, and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power plants.
          Our products and systems are marketed worldwide. In each of the last three fiscal years, more than 25% of our revenues have been generated from outside the United States. We expect our international sales to continue to be an important part of our business.
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
          On April 30, 2008, we completed our acquisition of Nitram for approximately $63,110 including transaction costs. This acquisition broadens our product offerings, expands our position in selected markets, increases our engineering and skilled labor resources, broadens our research and development capabilities, and furthers our strategy of providing more complete systems to our

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
customers. In addition, the acquisition of Nitram should improve our financial results by improving manufacturing and supply chain efficiencies and leveraging the cost of our corporate overhead.
          As a result of the acquisition, Nitram’s results of operations have been included in our consolidated financial statements from the date of acquisition. Purchase accounting for this acquisition resulted in the allocation of a portion of the purchase price to Nitram’s net assets, including tangible and intangible assets. This allocation resulted in increases to the fair value of Nitram’s inventory and backlog by $4,606 and $6,489 respectively. During the year ended June 30, 2008, $2,177 of the inventory cost was expensed and $2,734 of the backlog was amortized. The remaining balance was substantially amortized during the six months ended December 31, 2008, $2,196 of the inventory cost was expensed and $3,755 of the backlog was amortized. For a further discussion of our allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Nitram acquisition, see Note D to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2008.
     The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. In the second quarter of fiscal year 2009, we have experienced a decline in our backlog from the previous quarter that we believe is a result of these current economic conditions. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings, and liquidity to be impacted to the extent that the global recession and global credit restrictions impact the markets we serve.
Critical Accounting Policies
          See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 30, 2008. Since the date of that report, there have been no material changes to our critical accounting policies.
Results of Operations
          The following summarizes our consolidated statements of operations as a percentage of revenues:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6%	66.5%	71.5%	66.0%

Gross profit	31.4%	33.5%	28.5%	34.0%
Operating expenses	26.6%	19.3%	25.1%	19.1%

Operating income	4.8%	14.2%	3.4%	14.9%
Other income (expense)	(2.8)%	0.6%	(3.7)%	1.0%

Earnings (loss) before income taxes	2.0%	14.8%	(0.3)%	15.9%
Income tax benefit (expense)	(0.7)%	(5.2)%	0.1%	(5.6)%

Net earnings (loss)	1.3%	9.6%	(0.2)%	10.3%

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
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
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Results of Operations – Consolidated
          Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Three months ended December 31,
	2008	% of Total	2007	% of Total

Domestic	$28,261	72.3%	$21,973	59.2%
International	10,844	27.7%	15,113	40.8%

Total	$39,105	100.0%	$37,086	100.0%

          Total revenues increased $2,019, or 5.4%, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 as domestic revenues increased $6,288, or 28.6%, and international revenues decreased $4,269 or 28.2%. During the three months ended December 31, 2007 two large contracts, one domestic and one international, contributed significant amounts to our revenues. The decreased revenue in the current year due to the completion of these two large contracts was partially offset by the increased revenue from the Nitram acquisition.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
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

	Three months ended December 31,
	2008	% of Revenues	2007	% of Revenues

Revenues	$39,105	100.0%	$37,086	100.0%
Cost of goods sold	26,826	68.6%	24,668	66.5%

Gross profit	$12,279	31.4%	$12,418	33.5%

          For the three months ended December 31, 2008, our gross profit decreased $139, or 1.1%, compared to the three months ended December 31, 2007. Our gross profit, as a percentage of revenues, decreased to 31.4% for the three months ended December 31, 2008 compared to 33.5% for the same period a year ago. The decrease in gross profit as a percentage of revenues during the three months ended December 31, 2008 primarily related to the $1,053 of amortization expense related to Nitram’s backlog and $373 of expense related to the fair value adjustment of Nitram’s inventory. See “Overview” above for additional information regarding the Nitram acquisition and these expenses.
          Operating Expenses. The following summarizes operating expenses:

	Three months ended December 31,
		% of		% of
	2008	Revenues	2007	Revenues

Sales and marketing	$4,160	10.6%	$3,036	8.2%
Engineering and project management	2,069	5.3%	1,319	3.6%
General and administrative	4,179	10.7%	2,821	7.5%

Total	$10,408	26.6%	$7,176	19.3%

          Operating expenses increased $3,232 or 45%, for the three months ended December 31, 2008 compared to the same period a year ago. As a percentage of revenues, these expenses increased from 19.3 % to 26.6% during the three months ended December 31, 2008. Our sales and marketing expenses increased $1,124 during the three months ended December 31, 2008 compared to the same period in the previous year primarily due to commissions and other selling related expenses associated with the Nitram acquisition and the higher revenues in the current quarter. Our engineering and project management expenses increased $750 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 primarily due to the Nitram acquisition and support activities associated with increased revenues in the current quarter. General and administrative expenses increased $1,358 during the three months ended December 31, 2008 compared to the same period a year ago primarily due to increased professional fees, amortization of intangibles associated with the prior fiscal year’s business acquisition, and increased expenses related to Nitram’s operations.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
          Other Income and Expense. The following summarizes other income and expense:

	Three months ended December 31,
	2008	% of Revenues	2007	% of Revenues

Interest income	$45	0.1%	$315	0.9%
Interest expense	(1,597)	(4.1)%	—	—%
Foreign exchange gain (loss)	575	1.5%	(102)	(0.3)%
Other expense, net	(134)	(0.3)%	—	—%

Total other income (expense)	$(1,111)	(2.8)%	$213	0.6%

          For the three months ended December 31, 2008, total other income (expense) items decreased by $1,324 compared to the three months ended December 31, 2007 primarily due to increased interest expense on debt incurred in connection with the Nitram acquisition. We expect interest expense will continue to be higher for the year ending June 30, 2009 compared to the previous year.
          Income Taxes. Our effective income tax rate was 35% for the three months ended December 31, 2008 and 2007.
          Net Earnings (Loss). Net earnings decreased by $3,056 to a net earnings of $494 during the three months ended December 31, 2008, from net earnings of $3,550 during the same period in the previous year. Basic earnings per share decreased from $0.28 per share and diluted earnings per share decreased from $0.27 per share for the three months ended December 31, 2007 to basic and diluted earnings of $0.04 per share for the three months ended December 31, 2008.
Results of Operations – Segments
          We have two lines of business: Process Products (formerly Separation/Filtration Systems) and Environmental Systems. Revenues and Operating Income in this section are presented on a GAAP basis. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
          Process Products (formerly Separation/Filtration Systems)
          The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petro-chemical processing. Process Products represented 75.2% and 46.4% of our revenues for the three months ended December 31, 2008 and 2007, respectively.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
          The following summarizes Process Products revenues and operating income:

	Three months ended December 31,
	2008	2007
Revenues	$29,394	$17,217
Operating income	$4,045	$2,836

Operating income as % of revenues	13.8%	16.5%
          Process Products revenues increased by $12,177 or 70.7%, during the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Domestic and international revenues increased compared to the prior year period primarily as a result of the acquisition of Nitram.
          Process Products operating income for the three months ended December 31, 2008 increased $1,209 compared to the same period a year ago. The decrease in operating income as a percentage of revenues during the three months ended December 31, 2008 is primarily related to amortization expenses of backlog and fair value adjustment of inventory related to the Nitram acquisition.
          Environmental Systems
          The primary product of our Environmental Systems segment is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 24.8% and 53.6% of our revenues for the three months ended December 31, 2008 and 2007, respectively.
          The following summarizes Environmental Systems revenues and operating income:

	Three months ended December 31,
	2008	2007
Revenues	$9,711	$19,869
Operating income	$2,005	$5,227

Operating income as % of revenues	20.6%	26.3%
          Revenues from Environmental Systems decreased $10,158 or 51.1%, during the three months ended December 31, 2008 compared to the same period in the previous year. Environmental Systems revenues for the three months ended December 31, 2007 included a large project related to a power plant expansion that was not replicated in the current year.
          Environmental Systems operating income for the three months ended December 31, 2008 decreased $3,222 compared to the three months ended December 31, 2007. As a percentage of Environmental Systems revenues, operating income decreased to 20.6% during the three months ended December 31, 2008 from 26.3% for the same period in the prior year. The decrease in the Environmental System operating income is primarily related to lower revenues in the current fiscal year.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
          Corporate Level Expenses
          Corporate level general and administrative expenses were $4,179 and $2,821 for the three months ended December 31, 2008 and 2007, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
Results of Operations – Consolidated
          Revenues. The following table summarizes consolidated revenues:

	Six months ended December 31,
	2008	% of Total	2007	% of Total

Domestic	$56,593	68.4%	$43,025	64.1%
International	26,168	31.6%	24,079	35.9%

Total revenues	$82,761	100.0%	$67,104	100.0%

          We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
          For the first six months of fiscal 2009, total revenues increased $15,657, or 23.3%, compared to the first six months of fiscal 2008. Domestic revenues increased $13,568, or 31.5%, in the first six months of fiscal 2009 when compared to the first half of fiscal 2008. International revenues increased $2,089, or 8.7%, in the first six months of fiscal 2008 when compared to the first six months of fiscal 2007. The net increase in domestic and international revenue is primarily a result of the Nitram acquisition partially offset by decreased revenue from two large projects in the comparative six months last year.
          Gross Profit. The following table summarizes revenues, cost of goods sold, and gross profit:

	Six months ended December 31,
	2008	% of Revenues	2007	% of Revenues

Revenues	$82,761	100.0%	$67,104	100.0%
Cost of goods sold	59,205	71.5%	44,301	66.0%

Gross profit	$23,556	28.5%	$22,803	34.0%

          For the first six months of fiscal 2009, our gross profit increased $753, or 3.3%, compared to the first six months of fiscal 2008. Our gross profit, as a percentage of revenues, decreased to 28.5% for the first six months of fiscal 2009 compared to 34.0% for the first six months of fiscal 2008. The decrease in gross profit as a percentage of revenues during the six months ended December 31, 2008 primarily related to the $3,755 of amortization expense related to Nitram’s backlog and $2,196 of expense related to the fair value adjustment of Nitram’s inventory.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
          Operating Expenses. The following table summarizes operating expenses:

	Six months ended December 31,
		% of		% of
	2008	Revenues	2007	Revenues
Sales and marketing	$8,246	10.0%	$5,453	8.1%
Engineering and project management	4,045	4.9%	2,451	3.7%
General and administrative	8,479	10.2%	4,873	7.2%

Total	$20,770	25.1%	$12,777	19.0%

          For the first six months of fiscal 2009, our operating expenses increased by $7,993 compared to the first six months of fiscal 2008. As a percentage of revenue, these expenses increased to 25.1% in the first six months of fiscal 2009 from 19.0% in the first six months of fiscal 2008. Our sales and marketing expenses increased $2,793 in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to the addition of Nitram personnel, increased commissions and other selling related expenses associated with the greater revenue in the current period. Our engineering and project management expense increased $1,594 in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to the addition of Nitram personnel and the support activities associated with the increased revenue in the current period. Our general and administrative expenses increased $3,606 in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The increase in general and administrative expenses was primarily due to increased legal and professional fees, amortization of intangibles associated with the prior fiscal year’s business acquisition, and increased expenses related to Nitram’s operations.
          Other Income and Expense. The following table summarizes other income and expenses:

	Six months ended December 31,
	2008	% of Revenues	2007	% of Revenues
Interest income	$123	0.1%	$682	1.0%
Interest expense	(3,193)	(3.9)%	—	—%
Foreign exchange gain (loss)	(75)	(0.1)%	(33)	—%
Other income (expense), net	94	0.2%	(9)	—%

Total other income (expense)	$(3,051)	(3.7)%	$640	1.0%

          For the first six months of fiscal 2009, other expenses increased by $3,691, from net income of $640 for the first six months of fiscal 2008. The primary reason for the increased expense is the interest on the long term debt associated with the Nitram acquisition.
          Income Taxes. Our effective income tax rate was 35% for the first six months of fiscal years 2009 and 2008.
          Net Earnings. Our net earnings decreased by $7,108 from a net income of $6,936, in the first six months of fiscal 2008, to net loss of $172 for the first six months of fiscal 2009. The primary reason for loss is due to inclusion of $5,951 of amortization expenses relating to the fair value

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
adjustment of inventory and backlog associated with the Nitram acquisition, partially offset by increased revenue. Additionally, interest expense of $3,187 for long term debt contributed to the decreased earnings in the current period
          Basic earnings per share decreased from earnings of $0.54 per share for the first six months of fiscal 2008, to a loss of $(0.01) per share for the first six months of fiscal 2009. Diluted earnings per share decreased from earnings of $0.53 per share for the first six months of fiscal 2008, to a loss of $(0.01) per share for the first six months of fiscal 2009.
Results of Operations – Segments
               Process Products (formerly Separation/Filtration)
                    This reporting segment represented 80.4% and 46.1% of our revenues for the first six months of fiscal 2009 and fiscal 2008, respectively.
The following table summarizes Process Products revenues and operating income:

	Six months ended December 31,
	2008	2007
Revenues	$66,581	$30,940
Operating income	$7,472	$5,023

Operating income as % of revenues	11.2%	16.2%
               Process Products revenues increased by $35,641, or 115.2%, in the first six months of fiscal 2009 when compared to the first six months of fiscal 2008. The increase in Process Products revenue is primarily attributable to the Nitram acquisition.
     Process Products operating income in the first six months of fiscal 2009 increased by $2,449 compared to the first six months of fiscal 2008. As a percentage of Process Products revenues, operating income was 11.2% in the first six months of fiscal 2009 compared to 16.2% in the first six months of fiscal 2008. The decrease in operating income was primarily due to $3,755 of amortization expenses related to Nitram backlog and $2,196 of amortization expense related to the fair value adjustment of Nitram’s inventory.
               Environmental Systems
               This reporting segment represented 19.6% and 53.9% of our revenues for the first six months of fiscal 2009 and fiscal 2008, respectively.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
          The following table summarizes Environmental Systems revenues and operating income:
`

	Six months ended December 31,
	2008	2007
Revenues	$16,180	$36,164
Operating income	$3,793	$9,876

Operating income as % of revenues	23.4%	27.3%
          Revenues from Environmental Systems decreased $19,984, or 55.3% in the first six months of fiscal 2009 when compared to the first six months of fiscal 2008. The decrease was primarily due to the inclusion of a large project relating to a power plant expansion during the six months ended December 31, 2007.
          Environmental Systems operating income in the first six months of fiscal 2009 decreased $6,083 or 61.6% compared to the first six months of fiscal 2008. The decrease was primarily attributable to the decreased revenue in fiscal 2008 partially offset by improved margin associated with reduced start-up (commissioning) expenses.
          Corporate Level Expenses
          Corporate level expenses were $8,479 and $4,873 for the six months ended December 31, 2008 and 2007, respectively. Corporate level general and administrative expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion on these expenses.
Contingencies
     A description of our contractual obligations and contingent commitments are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual report on Form 10-K for the fiscal year ended June 30, 2008 and there have been no significant changes in our commitments or contingencies as previously disclosed. Our significant legal proceedings are described in Note 8 to our Consolidated Financial Statements and in Part II item 1. “Legal Proceedings” in this Report. Also, from time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. We have no off-balance sheet financing arrangements and there have been no significant changes to our off-balance sheet arrangements as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Backlog
          Our backlog of uncompleted orders was $92,000 at December 31, 2008, compared to $107,000 at June 30, 2008. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. The timing of our larger contracts can have a notable impact upon our backlog from period to period.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
Financial Position
          Assets. Total assets decreased by $14,886, or 8.9%, from $166,736 at June 30, 2008, to $151,850 at December 31, 2008. On December 31, 2008, we held cash and cash equivalents of $6,710 had working capital of $44,255 and a current liquidity ratio of 2.0-to-1.0. This compares with cash and cash equivalents of $11,444, working capital of $42,334, and a current liquidity ratio of 1.8-to-1.0 at June 30, 2008.
          Liabilities and Stockholders’ Equity. Total liabilities decreased by $13,785, or 11.1%, from $123,805 at June 30, 2008 to $110,020 at December 31, 2008. The decrease can be attributed to lower trade payables and a decrease of customer deposits associated with orders that were completed and shipped. Additionally, the long-term debt decreased as result of scheduled payments of senior term-loan.
          The decrease in our equity of $1,101 or 2.6%, from $42,931 at June 30, 2008 to $41,830 at December 31, 2008 is primarily attributable to our net decrease in accumulated other comprehensive income, partially offset by the increase in additional paid-in capital related to stock awards. Our ratio of debt (total liabilities)-to-equity improved from 2.9-to-1.0 at June 30, 2008 to 2.6-to-1.0 at December 31, 2008.
Liquidity and Capital Resources
          Our cash and cash equivalents were $6,710 as of December 31, 2008 compared to $11,444 at June 30, 2008. Cash used in operating activities for the six months ended December 31, 2008 was $3,801 compared to cash provided by operating activities of $10,264 for the six months ended December 31, 2007.
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
          At December 31, 2008, the balance of these working capital accounts was $38,181 compared to $31,872 at June 30, 2008, reflecting an increase of our investment in these working capital items of $6,309. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the six months ended December 31, 2008, cash used in operating activities increased as a result of an overall increase in our accounts receivable due to several large projects reaching milestones that allowed us to invoice our customers.
          Cash used in investing activities was $797 for the six months ended December 31, 2008, compared to cash used in investing activities of $569 for the six months ended December 31, 2007. Cash provided during the six months ended December 31, 2008 primarily related to the capitalization of acquisition cost offset by purchases of property and equipment.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
          Cash used in financing activities during the three months ended December 31, 2008 was $2,196 compared to $42 provided during the same period in the previous year. The cash used in financing activities for the six months ended December 31, 2008 primarily related to $2,000 in principal payments on the senior term loan.
          As a result of the events described above, our cash and cash equivalents during the six months ended December 31, 2008 decreased by $4,734 compared to an increase of $9,805 during the six months ended December 31, 2007.
          We have filed a shelf registration statement with the SEC that will allow us to sell up to 3 million shares of our common stock in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the offering of our common stock, subject to market conditions and our capital needs. Under the terms of our debt agreements, part of the proceeds from any offering would be required to be used to repay a portion of the indebtedness we incurred in connection with our acquisition of Nitram.
          We believe we maintain adequate liquidity to support our current level of operations. The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. In the second quarter of fiscal year 2009, we have experienced a decline in our backlog from the previous quarter that we believe is a result of these current economic conditions. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings, and liquidity to be impacted to the extent that the global recession and global credit restrictions impact the markets we serve.
New Accounting Standards
          Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. During the three and six months ended December 31, 2008, there were no material changes in our primary market risk.
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

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
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
          During the six months ended December 31, 2008, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          The Company’s litigation matters are described in Note 8 to the Consolidated Financial Statements in this Report and in Part I, Item 3. “Legal Proceedings” included in our annual Report on Form 10-K for the fiscal year ended June 30, 2008. We are, from time to time, involved in various litigation matters. We do not believe that the outcome of any litigation matters in which we are involved will have a material adverse effect on our consolidated financial condition. However, we cannot predict with certainty any eventual loss or range of possible loss related to such matters.
Item 1A. Risk Factors
Current economic uncertainty in domestic and global market
          The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. In the second quarter of fiscal year 2009, we have experienced a decline in our backlog from the previous quarter that we believe is a result of these current economic conditions. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings and liquidity to be impacted to the extent that the global recession and global credit restrictions impact the markets we serve.
          There have been no other material changes in our risk factors from those disclosed in Item 1A of Part 1 of our Annual Report on
Form 10-K for the year ended June 30, 2008 and discussed above.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
Item 4. Submission of Matters to a Vote of Security Holders
          Our 2008 Annual Meeting of Shareholders was held on November 19, 2008. A total of 12,554,326 shares of our common stock, or approximately 95.9% of all shares of our common stock entitled to vote at the meeting, were represented by proxy or ballot.
          At the Annual Meeting, two Directors were elected to the Board of Directors, each to serve a three year term. The vote with respect to the election of these Directors was as follows:

		Total Vote	Annual
	Total Vote	Withheld	Meeting
	for Each	from Each	when Term
	Director	Director	Expires
Robert McCashin	10,990,927	1,563,399	2011
Howard G. Westerman, Jr.	10,984,524	1,569,802	2011
          Peter J. Burlage, Sherrill Stone, Kenneth R. Hanks, and R. Clayton Mulford will continue to serve as Directors.
Item 6. Exhibits
The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit

10.1	Employment Agreement, dated December 8, 2008, between Peerless Mfg. Co. and Melissa G. Beare.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

PMFG, Inc. and Subsidiaries
December 31, 2008
(Amounts in thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.
Date: February 9, 2009	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2009	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)