Form 10-Q
period 2009-03-31
PMFG, Inc.
filed 2009-05-11
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock issued and outstanding on May 8, 2009, was 13,080,134.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amount)

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,285	$11,444
Restricted cash	3,528	2,789
Accounts receivable, principally trade — net of allowance for doubtful accounts of $854 and $625 at March 31, 2009 and June 30, 2008, respectively	37,654	37,532
Inventories — net	12,135	15,904
Costs and earnings in excess of billings on uncompleted contracts	18,358	24,468
Deferred income taxes	2,345	2,330
Other current assets	3,950	2,479

Total current assets	94,255	96,946

Property, plant and equipment — net	8,028	8,324
Intangible assets — net	22,357	27,097
Goodwill	27,420	27,875
Investment in unconsolidated entity	2,484	1,930
Other assets	3,908	4,564

Total assets	$158,452	$166,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,716	$23,358
Current maturities of long-term debt	4,000	4,000
Billings in excess of costs and earnings on uncompleted contracts	10,727	6,770
Commissions payable	3,307	1,618
Income taxes payable	—	885
Accrued product warranties	1,297	1,224
Customer deposits	3,422	4,822
Accrued liabilities and other	10,070	11,935

Total current liabilities	49,539	54,612

Long-term debt	53,000	56,000
Deferred income taxes	12,200	12,196
Other non-current liabilities	949	997

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized, 25,000,000 shares of $0.01 par value; issued and outstanding, 13,080,134 and 13,023,370 shares at March 31, 2009 and June 30, 2008, respectively	131	130
Additional paid-in capital	10,065	9,018
Retained earnings	33,722	33,453
Accumulated other comprehensive income (loss)	(1,154)	330

Total stockholders’ equity	42,764	42,931

Total liabilities and stockholders’ equity	$158,452	$166,736

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$37,651	$32,457	$120,412	$99,561
Cost of goods sold	25,887	22,038	85,092	66,339

Gross profit	11,764	10,419	35,320	33,222

Operating expenses
Sales and marketing	3,797	2,956	12,043	8,409
Engineering and project management	2,309	1,446	6,354	3,897
General and administrative	3,323	2,431	11,802	7,304

	9,429	6,833	30,199	19,610

Operating income	2,335	3,586	5,121	13,612

Other income (expense)
Interest income	22	217	145	899
Interest expense	(1,517)	—	(4,710)	—
Foreign exchange gain (loss)	(157)	540	(232)	507
Other income (expense) — net	(4)	12	90	3

	(1,656)	769	(4,707)	1,409

Earnings before income taxes	679	4,355	414	15,021
Income tax expense	(238)	(1,527)	(145)	(5,257)

Net earnings	$441	$2,828	$269	$9,764

Earnings per share — basic	$0.03	$0.22	$0.02	$0.76

Earnings per share — diluted	$0.03	$0.22	$0.02	$0.75

Weighted-average shares outstanding:
Basic	12,968	12,850	12,957	12,825
Effect of dilutive options and restricted stock	195	297	227	203

Diluted	13,163	13,147	13,184	13,028

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$269	$9,764
Depreciation and amortization	6,287	588
Deferred income taxes	(11)	(10)
Deferred rent expense	(48)	84
Bad debt expense	229	—
Provision for warranty expense	225	381
Inventory valuation reserve	144	249
Gain on sale of property	—	(12)
Foreign exchange (gain) loss	232	(507)
Stock-based compensation	1,048	688
Excess tax benefits from stock-based payment arrangements	—	(19)
Changes in operating assets and liabilities:
Accounts receivable	(327)	(5,350)
Inventories	3,689	(3,203)
Costs and earnings in excess of billings on uncompleted contracts	6,157	428
Other current assets	(1,328)	(1,091)
Other assets	(434)	724
Accounts payable	(6,484)	4,158
Billings in excess of costs and earnings on uncompleted contracts	3,957	(3,229)
Commissions payable	1,689	1,199
Income taxes	(1,028)	(147)
Accrued product warranties	(152)	(16)
Accrued liabilities, customer deposits and other	(3,229)	2,735

Net cash provided by (used in) operating activities:	10,885	7,414

Cash flow from investing activities:
Increase in restricted cash	(1,519)	—
Purchases of property and equipment	(674)	(790)
Post closing purchase price adjustment	455	12

Net cash used in investing activities:	(1,738)	(778)

Cash flows from financing activities:
Payment of debt issuance cost	(41)	33
Payment of long-term debt	(3,000)	19

Net cash used in financing activities	(3,041)	52

Effect of exchange rate changes on cash and cash equivalents	(1,265)	74

Net increase (decrease) in cash and cash equivalents	4,841	6,762

Cash and cash equivalents at beginning of period	11,444	17,015

Cash and cash equivalents at end of period	$16,285	$23,777

Supplemental disclosures:
Interest paid	$4,058	$—
Income taxes paid	$510	$—
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total
	No. of	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
	(unaudited)
Balance at July 1, 2008	13,024	$130	$9,018	$33,453	$330	$42,931

Comprehensive income (loss)
Net income from continuing operations				269		269
Foreign currency translation adjustment					(1,484)	(1,484)

Total comprehensive (loss)						(1,215)

Stock awards	24	1	639			640

Restricted stock awards	32		375			375

Stock option expense			33			33

Balance at March 31, 2009	13,080	$131	$10,065	$33,722	$(1,154)	$42,764

     See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Amounts in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements of the Company as of March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
Acquisition of Nitram Energy, Inc.
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. (“Nitram”). At June 30, 2008, the Company had estimated the purchase price to be $63,110 subject to post-closing working capital adjustments. During the nine months ended March 31, 2009, the Company identified an additional $455 post-closing working capital adjustment that reduced the estimated purchase price to $62,655 and reduced goodwill to $27,420. The Company anticipates that the purchase price and allocation of the purchase price will be finalized during the year ending June 30, 2009. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc., and Alco Products, a division of Nitram. Nitram’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Amounts in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — Continued
Consolidation
The Company consolidates the accounts of its subsidiaries which are wholly owned. All inter-company accounts and transactions have been eliminated in consolidation. In the second quarter of fiscal 2009, to support its European operations, the Company assessed its inter-company transactions to be long-term in nature, and as a result records the corresponding foreign currency transaction gains and losses as a component of other comprehensive income. In addition to the wholly owned subsidiaries, the Company has a 40% interest in a joint venture, which is presented as an investment in unconsolidated entity and is accounted for under the equity method of accounting.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Amounts in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — Continued
Intangible assets subject to amortization acquired as part of the Nitram acquisition include customer backlog, licensing agreements, and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets acquired in the Nitram acquisition that the Company considers indefinite are trade names and design guidelines. The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable.
The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. Management is uncertain as to the depth or length of this uncertainty. Our current assessment does not indicate any impairment of goodwill or intangible assets. Management will continue to evaluate and monitor the economic environment and will evaluate any impact to its intangible assets and goodwill.
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
For the three months ended March 31, 2009, common stock equivalents consisted of no stock options and 37,258 shares of restricted stock and they have been excluded from the diluted weighted-average common shares because they were anti-dilutive. For the nine months ended March 31, 2009, common stock equivalents consisted of no stock options and 35,758 shares of restricted stock and they have been excluded from the diluted weighted-average common shares because they were anti-dilutive. No stock options or restricted stock were excluded in the calculation of diluted weighted-average common shares for the three and nine months ended March 31, 2008.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and is simpler than using the complex hedge accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to achieve similar results. The Company adopted SFAS 159 effective July 1, 2008 and did not elect to adopt the fair value option, which had no effect to its results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141R on July 1, 2009, and will affect future acquisitions.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009, with no significant impact on its financial statements.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Amounts in thousands, except share and per share amounts)
2. RECENT ACCOUNTING PRONOUNCEMENTS — Continued
beginning after December 15, 2008 and for interim periods within those years, with early adoption not permitted. FSP FAS 142-3 is effective for the Company beginning July 1, 2009. The Company is currently assessing the impact that adoption of FSP FAS 142-3 may have on its financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 supersedes Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”). The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with US GAAP, is not materially different from the guidance contained in SAS 69. There is no impact on the financial statements as a result of its adoption on November 15, 2008.
In November 2008, the EITF reached a consensus in Issue No. 08-6, “Equity Method Investment Accounting Considerations”. This Issue clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. We are evaluating the potential impact of adopting this statement on our consolidated financial position or results of operations.
In April 2009, the FASB approved FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies SFAS No. 141R on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R-1 on July 1, 2009 and will affect future acquisitions.
In April 2009, the FASB approved FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 157-4 did not have an impact on the Company’s consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Amounts in thousands, except share and per share amounts)
3. INVENTORIES
Principal components of inventories are as follows:

	March 31,	June 30,
	2009	2008
Raw materials	$7,391	$6,804
Work in progress	4,812	9,041
Finished goods	707	684

	12,910	16,529
Inventory Reserves	(775)	(625)

	$12,135	$15,904

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
     The components of uncompleted contracts are as follows:

	March 31,	June 30,
	2009	2008
Costs incurred on uncompleted contracts and estimated earnings	$84,294	$154,142
Less billings to date	(76,663)	(136,444)

	$7,631	$17,698

     The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	March 31,	June 30,
	2009	2008
Costs and earnings in excess of billings on uncompleted contracts	$18,358	$24,468
Billings in excess of costs and earnings on uncompleted contracts	(10,727)	(6,770)

	$7,631	$17,698

5. ACCRUED PRODUCT WARRANTIES
     Accrued product warranty activity is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Balance at beginning of period	$1,059	$960	$1,224	$641
Provision for warranty expenses	342	46	225	381
Warranty charges	(104)	—	(152)	(16)

Balance at end of period	$1,297	$1,006	$1,297	$1,006

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Amounts in thousands, except share and per share amounts)
6. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	March 31,	June 30,
	2009	2008
Accrued start-up (commissioning) expense	$3,626	$3,426
Accrued compensation	1,913	3,070
Accrued professional, legal and other expenses	3,069	3,507
Other	1,462	1,932

	$10,070	$11,935

7. DEBT
Outstanding long-term debt obligations are as follows:

			March 31,	June 30,
	Interest Rate	Maturities	2009	2008
Senior secured credit facilities:
Revolving credit facility	Prime + 1%	2011	$—	$—
Term loan	* Prime + 1.25%	2008 - 2013	37,000	40,000

Total senior secured credit facilities			37,000	40,000
Subordinated secured term loan	15%	2013	20,000	20,000

Total long-term debt			57,000	60,000
Less current maturities			(4,000)	(4,000)

Total long-term debt, less current portion			$53,000	$56,000

At March 31, 2009, there was $11,813 of letters of credit outstanding under the Company’s revolving credit facility, leaving $8,187 of maximum availability. Actual availability under the facility at March 31, 2009 was $5,277 based on formula. The $11,813 letters of credit outstanding included a $1,523 letter of credit issued to a foreign bank to support its foreign subsidiary. During the quarter, interest rates floated on our revolving credit facility and on $6,000 of the senior secured term loan ending at 4.25% and 4.5%, respectively on March 31, 2009. As permitted by its Revolving Credit and Term Loan Agreement, the Company entered into three LIBOR transactions with one month maturities: $16,000 at 3.95% in January and 3.91% in February and $22,000 at 4.00% in March. The remaining $6,000 floated at the prime rate during January and February. The senior secured credit facilities are secured by a first lien on substantially all assets of the Company. The subordinated secured term loan is secured by a second lien on substantially all assets of the Company.
As required by its Revolving Credit and Term Loan Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior secured term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. On the first business day of each quarter, for the applicable notional amount outstanding under the Interest Rate Cap Transaction for the prior quarter, the Company will pay the three month LIBOR rate at the beginning of the prior quarter plus the spread of 275 to 350 basis points according to the Revolving Credit and Term Loan Agreement. Under the terms

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Amounts in thousands, except share and per share amounts)
7. DEBT — Continued
of the Interest Rate Cap Transaction, if that LIBOR rate is in excess of 3.70%, the counterparty will pay the Company the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction will amortize in the amount of (i) $5,000 on October 1, 2008, October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the payments required under the Interest Rate Cap Transaction are made, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 275 to 350 basis points, based on the Company’s consolidated total leverage ratio, for the term of the Interest Rate Cap Transaction. At March 31, 2009, the Interest Rate Cap Transaction had a fair market value of $16.
The Company’s debt agreements contain covenants and events of default that, among other things, require the Company to satisfy financial tests and maintain financial ratios, including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum net worth requirement. These debt agreements also contain other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions, as well as other customary covenants.
As of March 31, 2009, the Company was in compliance with all covenants in its debt agreements.
The Company’s U.K. subsidiary has a £4,200 ($6,026) debenture agreement used to facilitate issuances of letters of credit and bank guarantees. At March 31, 2009, this facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, and by a cash deposit of £2,459 ($3,528), which is recorded as restricted cash on the consolidated balance sheet. At March 31, 2009, there was £3,208 ($4,603) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement.
8. COMMITMENTS AND CONTINGENCIES
Litigation
On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserted claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company. MMPP’s claims arise out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured resulting in a fire. In the complaint, MMPP did not make a specific demand for damages.
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2.5 million, which it claims represents its net costs incurred related to this incident. The Company has recorded an accrual of $100,000 related to the applicable insurance deductible. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in the beginning stages of discovery. At this time, we believe that MMPP’s claims are without merit and we intend to vigorously defend this suit.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Amounts in thousands, except share and per share amounts)
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
During the period 2004 to 2007, BMEL sold a number of industrial separators to Iranian customers. The industrial separators produced by BMEL and sold for Iranian customers were not of U.S. origin and had no U.S. content. During part of this period most of BMEL’s accounting work was outsourced to the U.S. headquarters office of Burgess-Manning. Burgess-Manning believes there are valid arguments to support the permissibility of the activities involved, nevertheless, out of an abundance of caution, Burgess-Manning filed a voluntary self disclosure with OFAC for its consideration. Burgess-Manning also took steps to ensure there would be no recurrence of these issues, hiring an outside accounting firm in the U.K. and giving to this firm the accounting work that Burgess-Manning did previously. Burgess-Manning has provided no accounting support to BMEL since January 2006.
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
In connection with the Nitram acquisition, $10,920 of the purchase price was placed in escrow to reimburse the Company for breach of representation and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure and environmental matters. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, is to be released to the seller parties in four installments on each of January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. The first escrow installment was released on January 30, 2009 and was subject to a claim made by the Company against the escrow in the gross amount of $910 for an alleged breach of representation. The claim made by the Company was subject to a deductible equal to one percent of the purchase price paid by Company for the Nitram acquisition. Therefore, the first escrow installment released was in the net amount of $2,137 after deducting the deductible amount. The parties are currently in the process of negotiating this claim. The Company released a second installment of $ 2,437 on April 30, 2009.
9. STOCKHOLDER RIGHTS PLAN
On August 15, 2008, PMFG adopted a new stockholder rights plan. The new rights plan replaced the Peerless rights plan, which was adopted in May 2007 and terminated in connection with the holding company reorganization. The terms of the new stockholder rights plan are substantially similar to the terms of the previous rights plan.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
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
The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended March 31, 2009 and 2008:

	Nine months ended March 31,
	2009		2008
	Number of		Number of
	Shares	Fair Value	Shares	Fair Value
Grant Type	Granted	of Grant	Granted	of Grant
Stock	24,000	$638	—	$—
Restricted stock	32,758	$872	86,188	$1,107
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
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
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three and nine months ended March 31, 2009 and 2008 are presented below.
The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended,		Nine months ended,
	March 31,		March 31,
	2009	2008	2009	2008
Revenues
Process Products	$27,472	$17,348	$94,053	$48,288
Environmental	$10,179	15,109	$26,359	51,273

Consolidated	$37,651	$32,457	$120,412	$99,561

Operating income
Process Products	$4,419	$3,541	$11,891	$8,564
Environmental	$1,239	2,476	$5,032	12,352
Reconciling items	(3,323)	(2,431)	(11,802)	(7,304)

Consolidated	$2,335	$3,586	$5,121	$13,612

PMFG, Inc. and Subsidiaries
March 31, 2009
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
     We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a brief summary of recent developments regarding our holding company reorganization and our acquisition of Nitram. This overview is followed by a discussion of our results of operations for the three and nine months ended March 31, 2009 and 2008, including a discussion of significant period-to-period variances. We also include information regarding our two reportable business segments: Process Products (formerly Separation/Filtration Systems) and Environmental Systems. We then discuss our financial condition at March 31, 2009 with a comparison to June 30, 2008. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
     All share and per share amounts in this Report, this discussion and in our consolidated financial statements, have been retroactively adjusted to give effect to the holding company reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock.
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
     On April 30, 2008, we completed our acquisition of Nitram for approximately $63,110 including transaction costs. During the nine months ended March 31, 2009, the Company identified an additional $455 post-closing working capital adjustment that reduced the estimated purchase price to $62,655. This acquisition broadens our product offerings, expands our position in selected markets, increases our engineering and skilled labor resources, broadens our research and development capabilities, and furthers our strategy of providing more complete systems to our customers. In addition, the acquisition of Nitram should improve our financial results by improving manufacturing and supply chain efficiencies and leveraging the cost of our corporate overhead.
     As a result of the acquisition, Nitram’s results of operations have been included in our consolidated financial statements from the date of acquisition. Purchase accounting for this acquisition resulted in the allocation of a portion of the purchase price to Nitram’s net assets, including tangible

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
and intangible assets. This allocation resulted in increases to the fair value of Nitram’s inventory and backlog by $4,606 and $6,489 respectively. Of these amounts, $2,258 of this inventory cost was expensed and $2,734 of this backlog was amortized in the last two months of fiscal 2008, increasing our reported cost of goods sold. Substantially all of the balance of these amounts was expensed in the first three quarters of fiscal 2009, which has significantly impacted our results of operations in those periods. For a further discussion of our allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Nitram acquisition, see Note D to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2008.
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
     The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. In the second and third quarters of fiscal year 2009, we have experienced a decline in our backlog from the previous quarters that we believe is a result of these current economic conditions. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings and liquidity to be impacted to the extent that the global recession and global credit restrictions impact the markets we serve.
Critical Accounting Policies
     See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 30, 2008. Since the date of that report, there have been no material changes to our critical accounting policies.
Results of Operations
     The following summarizes our consolidated statements of operations as a percentage of revenues:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.8%	67.9%	70.7%	66.6%

Gross profit	31.2%	32.1%	29.3%	33.4%
Operating expenses	25.0%	21.1%	25.1%	19.7%

Operating income	6.2%	11.0%	4.2%	13.7%
Other income (expense)	(4.4)%	2.4%	(3.9)%	1.4%

Earnings before income taxes	1.8%	13.4%	0.3%	15.1%
Income tax expense	(0.6)%	(4.7)%	(0.1)%	(5.3)%

Net earnings	1.2%	8.7%	0.2%	9.8%

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
     Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, depreciation and amortization, direct and indirect labor, manufacturing overhead, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Cost of goods sold also includes the costs of commissioning the equipment and warranty related costs.
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
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Results of Operations — Consolidated
     Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Three months ended March 31,
	2009	% of Total	2008	% of Total
Domestic	$25,505	67.7%	$17,612	54.3%
International	12,146	32.3%	14,845	45.7%

Total revenues	$37,651	100.0%	$32,457	100.0%

     Total revenues increased $5,194, or 16.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as domestic revenues increased $7,893, or 44.8%, and international revenues decreased $2,699 or 18.2%. The increase in revenues in the current year is primarily due to the acquisition of Nitram, partially offset by the unfavorable impact of the

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
current economic environment and credit restrictions on revenue; and the completion of two large contracts, one domestic and one international that contributed to the prior year’s revenue.
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

	Three months ended March 31,
	2009	% of Revenues	2008	% of Revenues
Revenues	$37,651	100.0%	$32,457	100.0%
Cost of goods sold	25,887	68.8%	22,038	67.9%

Gross profit	$11,764	31.2%	$10,419	32.1%

     For the three months ended March 31, 2009, our gross profit increased $1,345 or 12.9%, compared to the three months ended March 31, 2008. Our gross profit, as a percentage of revenues, was 31.2% for the three months ended March 31, 2009 compared to 32.1% for the same period a year ago. The increase in gross profit dollars is attributable to the increase in sales from the Nitram acquisition. See “Overview” above for additional information regarding the Nitram acquisition and these expenses. The decrease in gross profit as a percentage of revenues is primarily due to higher margins during the prior period relating to a large job that was not replicated during the current period.
     Operating Expenses. The following summarizes operating expenses:

	Three months ended March 31,
		% of		% of
	2009	Revenues	2008	Revenues
Sales and marketing	$3,797	10.1%	$2,956	9.1%
Engineering and project management	$2,309	6.1%	1,446	4.5%
General and administrative	$3,323	8.8%	2,431	7.5%

Total	$9,429	25.0%	$6,833	21.1%

     Operating expenses increased $2,596, for the three months ended March 31, 2009 compared to the same period a year ago. As a percentage of revenues, these expenses increased from 21.1% to 25.0% during the three months ended March 31, 2009. Our sales and marketing expenses increased $841 during the three months ended March 31, 2009 compared to the same period in the previous year primarily due to commissions and other selling related expenses associated with the Nitram acquisition and the higher revenues in the current quarter. Our engineering and project management expenses increased $863 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to the Nitram acquisition and support activities associated with increase revenues in the current quarter. General and administrative expenses increased $892 during the three months ended March 31, 2009 compared to the same period a year ago primarily due to increase in professional fees relating to the integration of Nitram operations. Additionally current year expenses include amortization of intangibles associated with the prior fiscal year’s business acquisition.

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
     Other Income and Expense. The following summarizes other income and expense:

	Three months ended March 31,
		% of		% of
	2009	Revenues	2008	Revenues

Interest income	$22	0.1%	$217	0.7%
Interest expense	(1,517)	(4.0)%	—	—%
Foreign exchange gain (loss)	(157)	(0.4)%	540	1.7%
Other expense, net	(4)	(0.1)%	12	—%

Total other income (expense)	$(1,656)	(4.4)%	$769	2.4%

     For the three months ended March 31, 2009, total other income (expense) items changed by ($2,425) compared to the three months ended March 31, 2008 primarily due to increased interest expense on debt incurred in connection with the Nitram acquisition. We expect interest expense will continue to be higher for the year ending June 30, 2009 compared to the previous year.
     Income Taxes. Our effective income tax rate was 35% for the three months ended March 31, 2009 and 2008.
     Net Earnings (Loss). Net earnings decreased by $2,387 to net earnings of $441 during the three months ended March 31, 2009, from net earnings of $2,828 during the same period in the previous year. Basic and diluted earnings per share decreased from $0.22 per share during the three months ended March 31, 2008 to $0.03 per share for the three months ended March 31, 2009 primarily due to lower margins and increases in operating and interest expenses.
Results of Operations — Segments
     We have two lines of business: Process Products (formerly Separation/Filtration Systems) and Environmental Systems. Revenues and operating income in this section are presented on a US GAAP basis. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
     Process Products (formerly Separation/Filtration Systems)
     The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petro-chemical processing. Process Products represented 73.0% and 53.4% of our revenues for the three months ended March 31, 2009 and 2008, respectively.

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
     The following summarizes Process Products revenues and operating income:

	Three months ended March 31,
	2009	2008
Revenues	$27,472	$17,348
Operating income	$4,419	$3,541

Operating income as % of revenues	16.1%	20.4%
     Process Products revenues increased by $10,124 or 58.4%, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Revenues increased compared to the prior year period primarily as a result of the acquisition of Nitram.
     Process Products operating income for the three months ended March 31, 2009 increased $878 compared to the same period a year ago. As a percentage of Process Products revenues, operating income decreased to 16.1% during the three months ended March 31, 2009 from 20.4% for the same period in the prior year. The decrease in operating income as a percentage of revenues during the three months ended March 31, 2009 is primarily related to higher margins during prior periods relating to a large job that was not replicated during the current period.
     Environmental Systems
     The primary product of our Environmental Systems segment is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxides, or NOx, into nitrogen and water, reducing air pollution, ground level ozone formation and helping our customers comply with environmental regulations. Environmental Systems represented 27.0% and 46.6% of our revenues for the three months ended March 31, 2009 and 2008, respectively.
     The following summarizes Environmental Systems revenues and operating income:

	Three months ended March 31,
	2009	2008
Revenues	$10,179	$15,109
Operating income	$1,239	$2,476

Operating income as % of revenues	12.2%	16.4%
     Revenues from Environmental Systems decreased $4,930 or 32.6%, during the three months ended March 31, 2009 compared to the same period in the previous year. Environmental Systems revenues for the three months ended March 31, 2008 included a large project related to a power plant expansion that was not replicated in the current year.
     Environmental Systems operating income for the three months ended March 31, 2009 decreased $1,237 compared to the three months ended March 31, 2008. As a percentage of

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
Environmental Systems revenues, operating income decreased to 12.2% during the three months ended March 31, 2009 from 16.4% for the same period in the prior year. The decrease in the Environmental System operating income is primarily related to lower revenues in the current fiscal year.
     Corporate Level Expenses
     Corporate level general and administrative expenses were $3,323 and $2,431 for the three months ended March 31, 2009 and 2008, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008
Results of Operations — Consolidated
     Revenues. The following table summarizes consolidated revenues:

	Nine months ended March 31,
	2009	% of Total	2008	% of Total
	($ in thousands)
Domestic	$82,098	68.2%	$60,636	60.9%
International	38,314	31.8%	38,925	39.1%

Total	$120,412	100.0%	$99,561	100.0%

     We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
     For the first nine months of fiscal 2009, total revenues increased $20,851, or 20.9%, compared to the first nine months of fiscal 2008. Domestic revenues increased $21,462, or 35.4%, in the first nine months of fiscal 2009 when compared to the first nine months of fiscal 2008. International revenues decreased $611, or 1.6%, in the first nine months of fiscal 2009 when compared to the first nine months of fiscal 2008. The increase in revenue is primarily a result of the Nitram acquisition partially offset by revenue from two large projects in the comparative nine months last fiscal year that were not replicated in the current fiscal year.
     Gross Profit. The following table summarizes revenues, cost of goods sold, and gross profit:

	Nine months ended March 31,
	2009	% of Revenues	2008	% of Revenues

Revenues	$120,412	100.0%	$99,561	100.0%
Cost of goods sold	85,092	70.7%	66,339	66.6%

Gross profit	$35,320	29.3%	$33,222	33.4%

     For the first nine months of fiscal 2009, our gross profit increased $2,098, or 6.3%, compared to the first nine months of fiscal 2008. Our gross profit, as a percentage of revenues, decreased to

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
29.3% for the first nine months of fiscal 2009 compared to 33.4% for the first nine months of fiscal 2008. The decrease in gross profit as a percentage of revenues during the nine months ended March 31, 2009 primarily related to the $3,755 of amortization expense related to Nitram’s backlog and $2,338 of expense related to the fair value adjustment of Nitram’s inventory.
     Operating Expenses. The following table summarizes operating expenses:

	Nine months ended March 31,
		% of		% of
	2009	Revenues	2008	Revenues

Sales and marketing	$12,043	10.0%	$8,409	8.5%
Engineering and project management	6,354	5.3%	3,897	3.9%
General and administrative	11,802	9.8%	7,304	7.3%

Total	$30,199	25.1%	$19,610	19.7%

     For the first nine months of fiscal 2009, our operating expenses increased by $10,589 compared to the first nine months of fiscal 2008. As a percentage of revenue, these expenses increased to 25.1% in the first nine months of fiscal 2009 from 19.7% in the first nine months during the prior year. Our sales and marketing expenses increased $3,634 in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to the addition of Nitram personnel, increased commissions and other selling related expenses associated with the greater revenue in the current period. Our engineering and project management expense increased $2,457 in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to the addition of Nitram personnel and the support activities associated with the increased revenue in the current period. Our general and administrative expenses increased $4,498 in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The increase in general and administrative expenses was primarily due to amortization of intangibles associated with the prior fiscal year’s business acquisition, increased professional fees relating to the integration of Nitram operations and expenses related to the combined operations.
     Other Income and Expense. The following table summarizes other income and expenses:

	Nine months ended March 31,
		% of		% of
	2009	Revenues	2008	Revenues

Interest income	$145	0.1%	$899	0.9%
Interest expense	(4,710)	(3.9)%	—	—%
Foreign exchange gain (loss)	(232)	(0.2)%	507	0.5%
Other income, net	90	0.1%	3	—%

Total other income (expense)	$(4,707)	(3.9)%	$1,409	1.4%

     For the first nine months of fiscal 2009, total other income and (expenses) items changed by ($6,116), from income of $1,409 for the first nine months of fiscal 2008 to expense of $4,707 for the first nine months of fiscal 2009. The primary reasons for the increased expense in the current year is the interest on the long term debt associated with the Nitram acquisition and foreign currency transaction losses.

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
     Income Taxes. Our effective income tax rate was 35% for the first nine months of fiscal years 2009 and 2008.
     Net Earnings. Our net earnings decreased by $9,495 from net income of $9,764, in the first nine months of fiscal 2008, to net income of $269 for the first nine months of fiscal 2009. Basic earnings per share decreased from earnings of $0.76 per share for the first nine months of fiscal 2008, to earnings of $0.02 per share for the first nine months of fiscal 2009. Diluted earnings per share decreased from earnings of $0.75 per share for the first nine months of fiscal 2008, to earnings of $0.02 per share for the first nine months of fiscal 2009. The decrease in the current year earnings resulted primarily from amortization expense related to the inventory and backlog fair value adjustments associated with the Nitram acquisition and interest expense for long term debt associated with the Nitram acquisition, partially offset by increased revenues.
Results of Operations — Segments
Process Products (formerly Separation/Filtration)
     This reporting segment represented 78.1% and 48.5% of our revenues for the first nine months of fiscal 2009 and fiscal 2008, respectively.
The following table summarizes Process Products revenues and operating income:

	Nine months ended March 31,
	2009	2008
Revenues	$94,053	$48,288
Operating income	$11,891	$8,564
Operating income as % of revenues	12.6%	17.7%
     Process Products revenues increased by $45,765, in the first nine months of fiscal 2009 when compared to the first nine months of fiscal 2008. The increase in Process Products revenue is primarily attributable to the Nitram acquisition partially offset by lower revenues attributed to the current economic environment and credit restrictions.
     Process Products operating income in the first nine months of fiscal 2009 increased by $3,327 compared to the first nine months of fiscal 2008. As a percentage of Process Products revenues, operating income was 12.6% in the first nine months of fiscal 2009 compared to 17.7% in the first nine months of fiscal 2008. The decrease in operating income as a percentage of revenues was primarily due to $3,755 of amortization expenses related to Nitram backlog and $2,338 of amortization expense related to the fair value adjustment of Nitram’s inventory.

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
     Environmental Systems
     This reporting segment represented 21.9% and 51.5% of our revenues for the first nine months of fiscal 2009 and fiscal 2008, respectively. The following table summarizes Environmental Systems revenues and operating income:

	Nine months ended March 31,
	2009	2008
Revenues	$26,359	$51,273
Operating income	$5,032	$12,352

Operating income as % of revenues	19.1%	24.1%
     Revenues from Environmental Systems decreased $24,914, or 48.6% in the first nine months of fiscal 2009 when compared to the first nine months of fiscal 2008. The decrease was primarily due to the inclusion of a large project relating to a power plant expansion during the nine months ended March 31, 2008.
     Environmental Systems operating income in the first nine months of fiscal 2009 decreased $7,320 compared to the first nine months of fiscal 2008. As a percentage of Environmental System revenues, operating income was 19.1% in the first nine months of fiscal 2009 compared to 24.1% in the first nine months of fiscal 2008. The decrease was primarily attributable to the decreased revenue in the current year, partially offset by improved margin associated with reduced start-up (commissioning) expenses associated with decreased revenues.
     Corporate Level Expenses
     Corporate level expenses were $11,802 and $7,304 for the nine months ended March 31, 2009 and 2008, respectively. Corporate level general and administrative expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion on these expenses.
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

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
Backlog
     Our backlog of uncompleted orders was $85,000 at March 31, 2009 and $107,000 at June 30, 2008. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. The timing of our larger contracts can have a notable impact upon our backlog from period to period.
Financial Position
     Assets. Total assets decreased by $8,284, or 5.0%, from $166,736 at June 30, 2008, to $158,452 at March 31, 2009. On March 31, 2009, we held cash and cash equivalents of $16,285, had working capital of $44,716 and a current liquidity ratio of 1.9-to-1.0. This compares with cash and cash equivalents of $11,444, working capital of $42,334, and a current liquidity ratio of 1.8-to-1.0 at June 30, 2008.
     Liabilities and Stockholders’ Equity. Total liabilities decreased by $8,117, or 6.6%, from $123,805 at June 30, 2008 to $115,688 at March 31, 2009. The decrease can be attributed to lower trade payables and a decrease of customer deposits associated with orders that were completed and shipped. Additionally, the long-term debt decreased as result of scheduled payments of senior term-loan.
     The decrease in our equity of $167, from $42,931 at June 30, 2008 to $42,764 at March 31, 2009 is primarily attributable to the decrease in accumulated other comprehensive income due to foreign currency translation of inter-company accounts, partially offset by our net earnings and the increase in additional paid-in capital related to stock awards. Our ratio of debt (total liabilities)-to-equity improved from 2.9-to-1.0 at June 30, 2008 to 2.7-to-1.0 at March 31, 2009.
Liquidity and Capital Resources
     Our cash and cash equivalents were $16,285 as of March 31, 2009 compared to $11,444 at June 30, 2008. Cash provided by operating activities for the nine months ended March 31, 2009 was $10,885 compared to cash provided by operating activities of $7,414 for the nine months ended March 31, 2008.
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
     At March 31, 2009, the balance of these working capital accounts was $28,569 compared to $31,872 at June 30, 2008, reflecting a decrease of our investment in these working capital items of $3,303. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During the nine months ended March 31, 2009, cash provided in operating activities primarily related to the timing of shipments and obtaining other milestones that allowed us to invoice our customers.
     Cash used in investing activities was $1,738 for the nine months ended March 31, 2009, compared to cash used in investing activities of $778 for the nine months ended March 31, 2008. Cash

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
used during the nine months ended March 31, 2009 primarily related to the purchase of property and equipment and increase in restricted cash on deposit, partially offset by the capitalization of acquisition cost.
     Cash used in financing activities during the three months ended March 31, 2009 was $3,041 compared to $52 provided during the same period in the previous year. The cash used in financing activities for the nine months ended March 31, 2009 primarily related to $3,000 in principal payments on the senior term loan.
     As a result of the events described above, our cash and cash equivalents during the nine months ended March 31, 2009 increased by $4,841 compared to an increase of $6,762 during the nine months ended March 31, 2008.
     On April 21, 2009, the Company filed a definitive proxy statement with the SEC related to a special meeting of stockholders to be held on June 16, 2009, at which the Company’s stockholders will be asked to approve a proposal to amend the Company’s certificate of incorporation to authorize the issuance of up to five million shares of preferred stock. Currently, the Company’s certificate of incorporation provides only for the issuance of common stock. If approved by stockholders, the preferred stock would be issuable in one or more series, with such rights, preferences, privileges and restrictions as determined from time to time by the Company’s board of directors. The Company has no present understanding or arrangement with any person to issue any shares of preferred stock. However, as previously announced, depending on market conditions and other factors, the Company is considering raising additional capital. If an offering is completed, the Company will use the net proceeds to repay a portion of its outstanding indebtedness in accordance with the terms of its existing debt agreements. On March 18, 2009, the Company made a filing with the SEC requesting the withdrawal of its existing common stock shelf registration statement, which has been accepted by the SEC.
     We believe we maintain adequate liquidity to support our current level of operations. The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. In the second and third quarters of fiscal year 2009, we have experienced a decline in our backlog from the previous quarters that we believe is a result of these current economic conditions. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings and liquidity to be impacted to the extent that the global recession and global credit restrictions impact the markets we serve.
New Accounting Standards
     Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. During the three and nine months ended March 31, 2009, there were no material changes in our primary market risks.

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
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
     During the nine months ended March 31, 2009, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
Current economic uncertainty in domestic and global market
     The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. In the second and third quarters of fiscal year 2009, we have experienced a decline in our backlog from the previous quarters that we believe is a result of these current economic conditions. Management is uncertain as

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings and liquidity to be impacted to the extent that the global recession and global credit restrictions impact the markets we serve.
     There have been no other material changes in our risk factors from those disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended June 30, 2008 and discussed above.

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
Item 6. Exhibits
The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

PMFG, Inc. and Subsidiaries
March 31, 2009
(Amounts in thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.
Date: May 11, 2009	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)