Form 10-K
period 2009-06-30
PMFG, Inc.
filed 2009-09-14
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 001-34156
PMFG, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	51-0661574 (I.R.S. employer identification no.)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rue 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate value of the voting stock held by non-affiliates of the registrant as of December 31, 2008 was approximately $123.5 million.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 29, 2009 was 13,214,550.
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

FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	adverse changes in the current global economic environment or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;
•	the impact of the current global credit crisis, including the impact on the trading price of our common stock and our ability and our customer’s ability to access capital markets;
•	changes in the price, supply or demand for natural gas, bio fuel and oil;
•	changes in current environmental legislation;
•	increased competition;
•	decreased demand for our products;
•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;
•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;
•	risks associated with the significant indebtedness that we incurred in connection with our acquisition of Nitram Energy, Inc., in April 2008;
•	stockholder approval of the issuance of common stock related to our Series A convertible preferred stock issued on September 4, 2009;
•	limitations on raising additional equity, imposed by our Series A convertible preferred stock;
•	the effects of natural disasters; and
•	loss of the services of any of our senior management or other key employees.
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

ii

INTRODUCTORY NOTE
On August 15, 2008, we completed a holding company reorganization. In the reorganization, Peerless Mfg. Co. (“Peerless”), a Texas corporation, became a wholly owned subsidiary of PMFG, Inc. (“PMFG”), a newly formed Delaware corporation. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. All share and per share amounts in this Report, including in the consolidated financial statements for the fiscal years ended June 30, 2009, 2008, and 2007 have been retroactively adjusted to give effect to the reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock. Under SEC rules, PMFG, Inc. is a successor registrant to Peerless Mfg. Co.
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
Our fiscal year ends on June 30. References in this Report to fiscal 2009, fiscal 2008 and fiscal 2007 refer to our fiscal years ended June 30, 2009, 2008 and 2007, respectively. All currency amounts included in this Report (other than in Part III) are expressed in thousands, except per share amounts.
PART I
ITEM 1. BUSINESS.
Overview
We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure, and refining and petrochemical processing.
We offer a broad range of separation and filtration products, selective catalytic reduction, or SCR, systems, and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. We offer complete systems to our customers as well as individual products that our customers use as components in other systems. Our separation and filtration products remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of capital equipment within the energy infrastructure. Our SCR systems convert oxides of nitrogen, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. We have provided more than 720 SCR systems, primarily for electric power generation facilities that have more than 90,000 megawatts of electric power generation capability. We believe we have provided more SCR systems than any other supplier of these systems.
A demand for energy in both developed and emerging countries, coupled with the global trend toward stricter environmental regulations, drives demand for our systems and products. These trends stimulate investment, both in new power generation facilities, refineries and related infrastructure, and in upgrading older facilities to extend their useful lives. Further, in response to demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner eco-fuels, such as natural gas and bio fuels. Power providers in international and domestic markets are also upgrading existing facilities and building new facilities that use nuclear power generation technology. We believe we are positioned to benefit from the increased use of both natural gas and nuclear technology — markets where our competitive strengths are an advantage.

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
Our business strategy is to continue to pursue opportunities in high-growth international markets, capitalize on opportunities to deliver complete systems, use our technological capabilities to address a broader range of pollutants, further expand our technical expertise by investing in engineering talent, and improve our manufacturing processes. In addition to our organic strategies we will maintain an outward view of the industry and pursue strategic acquisitions. We believe these efforts will improve our financial performance and better position our company to compete globally.
Recent Developments
On September 4, 2009, we issued and sold shares of Series A convertible preferred stock and warrants in a private placement for an aggregate purchase price of approximately $21,140. We used the net proceeds and available cash to repay all outstanding indebtedness under our subordinated term loan.
The preferred stock is immediately convertible, at the option of the holder, into shares of common stock at an initial conversion price of $8.00 per share, subject to certain anti-dilution adjustments. In addition, holders of the preferred stock are entitled to quarterly dividends at an annual rate of 6.0%. In the event we fail to fulfill our obligations under the preferred stock, the dividend rate will increase to an annual rate of 8.0%. All dividends will be cumulative and compound quarterly and may be paid, at our option, in cash or common stock, or a combination of the two. In addition, in some circumstances the holders of preferred stock will be entitled to participate in any offering by us of our equity securities or securities convertible into or exchangeable for our equity securities, subject to certain exceptions including any public offering of our common stock
The warrants entitle the holders to purchase 50% of the number of shares of common stock that may be obtained upon conversion of the preferred stock at an exercise price of $10.56, subject to adjustment in the event of stock splits, dividends and the like. The warrants have a five-year term and will become exercisable six-months after their issuance.
In accordance with Nasdaq rules, the aggregate number of shares of common stock that may be issued upon the conversion or redemption of the preferred stock or upon dividend or liquidation payments is limited to 19.99% of the outstanding shares of our common stock on September 4, 2009, unless the requisite stockholder approval is obtained. We have agreed to seek stockholder approval of this matter and to increase the number of authorized shares of common stock by 25 million shares. We expect to seek this required stockholder approval at our annual meeting of Stockholders to be held in November or December of 2009.

Our Industry
We primarily serve the power generation, natural gas infrastructure, and refining and petrochemical processing markets. According to the Energy Information Administration, (“EIA”) worldwide marketed energy consumption is expected to increase over 33.4% between 2010 and 2030, with the most rapid growth expected in emerging markets. In North America, marketed energy consumption is projected to increase 17.3% between 2010 and 2030. Over the long term, increases in worldwide energy consumption drive demand for infrastructure in our target markets. In the short term, a variety of factors affect demand for energy infrastructure, including general economic conditions, current and anticipated environmental regulations and the level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution.
Power Generation
Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas, hydro and nuclear. In 2007, coal accounted for 49% of United States power generation, followed by natural gas (20%), nuclear (19%) and other forms (12%). Coal plants generally have higher emission rates than natural gas-powered plants. In the U.S., concerns about potential environmental regulations have prevented the construction of many proposed coal-fired plants. In contrast, more natural gas-fired plants are being built in the United States, and natural gas has become the fastest growing fuel worldwide for electrical power generation. Natural gas-fired power plants are considered cleaner than coal, and they are more flexible in terms of start-up times. Additionally, many countries are upgrading existing nuclear facilities and building additional nuclear facilities.
Natural Gas Infrastructure
The natural gas industry consists of the production, processing, transportation, storage and distribution of natural gas. Natural gas is primarily used for electricity generation, residential heating fuel and the production of petrochemicals. The EIA estimates that worldwide natural gas consumption will increase 56% between 2010 and 2030, while North American consumption will grow 8% between 2010 and 2030. While overall use of natural gas is expected to increase, the EIA estimates that its use for power generation as a percentage of total consumption will increase in the United States after 2014.
Natural gas delivery is a complex process that refines raw natural gas for industrial, commercial or residential uses. Initially, raw natural gas is extracted from the earth and cleansed of contaminants such as dirt and water at the well site. The natural gas is then transported to a gathering or processing facility, where it is processed to meet quality standards set by pipeline and distribution companies, such as specified levels of solids, liquids and other gases. After processing, the natural gas is transmitted for storage or through an extensive network of pipelines to end users.
The natural gas pipeline network in the United States can transport to nearly any location in the contiguous 48 states. This network, which consists of more than 300,000 miles of interstate and intrastate pipelines and over 1,400 compressor stations, continually undergoes maintenance and expansion upgrades to meet demand.
Refining and Petrochemical Processing
Refining and petrochemical processing involves the refining and processing of fuels and chemicals for use in a variety of applications, such as gasoline, fertilizers and plastics. In response to increasing international demand for petrochemicals and refined products, companies are constructing new refineries and petrochemical processing facilities as well as expanding existing facilities, creating opportunities for all Peerless products. In many cases, these new and expanded facilities must comply with stricter environmental regulations, which influence both choice of fuel and demand for systems to control exhaust emissions.

Market Opportunity
We believe that a number of trends in the markets in which we operate create significant opportunities for us including:
Increasing worldwide energy demand placing a strain on existing power generation capacity
The demand for energy in both developed and emerging countries is growing. The EIA estimates that total electricity consumption in the United States will increase 17% between 2010 and 2030. Internationally, rapid industrialization in countries such as China and India is increasing worldwide energy consumption. Consequently, the global demand for energy is placing a strain on existing power generation capacity. This demand for energy is driving the construction of new power generation and related facilities and the upgrade of existing facilities, many of which are near the end of their useful lives. In 2000, there were over 2,775 power plants operating in the United States, with coal-fired plants providing the most electrical power. Generally, coal-fired power plants are designed with an expected useful life of 25 to 40 years. The average age of coal-fired plants in the United States is approximately 35 years. As these plants age, they must be refurbished or replaced to maintain power generation capacity. Additionally, according to the World Nuclear Association, there are currently 436 commercial nuclear power reactors operating worldwide, providing 372 GWe of power (approximately 15% of the world’s electricity), with an additional 47 reactors under construction, 133 reactors planned/on order, and 282 reactors proposed.
Growth of energy infrastructure
As energy demand increases, the need for energy infrastructure is also expected to rise. The Pipe Line and Gas Technology construction report estimates that operators are building, planning and studying the feasibility of approximately 55,654 additional miles of natural gas pipeline throughout the world. According to the INGAA Foundation, Inc., an industry group that sponsors research regarding natural gas use and pipeline construction and operation, approximately $61,000,000 of new investment in infrastructure will be required to satisfy energy demand between 2003 and 2020 in the United States and Canada, including $19,000,000 for the replacement of current pipelines and an additional $42,000,000 to fund new pipeline projects. Internationally, the EIA estimates that approximately 78% of the world’s natural gas reserves are located in the Middle East, Eurasia, Central America and South America, where pipeline systems are generally less developed than the systems in North America. Consequently, new pipeline systems in these regions will need to be constructed to transport natural gas. Additionally, as known reserves of natural gas are depleted, development of other resources, such as deep offshore reserves, will increase, which will require more complex infrastructure.

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
Shift to cleaner energy sources
In response to demand for cleaner, more environmentally responsible power generation, power providers are building new facilities that use cleaner fuels, such as natural gas, and nuclear technology. In the United States, concerns about potential environmental regulations have prevented the construction of many proposed coal-fired plants. However, more natural gas-fired plants are being built in the United States. In addition, emerging countries are increasing their power generation capacity, including the construction of additional nuclear facilities, to meet their growing power demands. For example, the EIA estimates that the global nuclear generation capacity will increase 160% between 2010 and 2030 with the highest increases expected to occur in Asian countries. Increased concerns about the environment, government tax incentives and government sponsored programs have also stimulated growth in power generation using alternative fuels.
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
Strong, competitive position in our markets
We believe we have established a strong, competitive position in our markets by consistently and reliably providing custom-engineered, quality systems and products to our customers. We consider many of our systems and products to be innovative and technologically advanced, and we continually seek to improve our existing systems and products and develop new systems and products. We believe that our long history of performance has allowed us to gain substantial market share. For example, we have provided more than 720 SCR systems for various industry clients that include emissions reductions of facilities that generate more than 90,000 megawatts of electric power capability. We believe we have provided more SCR systems than any other supplier of these systems.

Longstanding customer relationships
We have developed strong customer relationships by using our technical sales, engineering and manufacturing resources to deliver quality systems and products and by providing a high level of customer service. We focus our efforts on consistently and reliably meeting our customers’ needs with respect to system and product performance and timely delivery. We believe that we have established long-term preferred supplier relationships with many of our customers.
Substantial engineering and technical expertise
We believe that we compete most effectively in providing solutions that require a high level of complex design and engineering expertise. We currently employ more than 60 degreed engineers with backgrounds in chemical, mechanical, industrial, structural, process and civil engineering. We believe that our customers depend on our engineering and technical expertise and experience in designing complex systems to meet their individual needs. We regularly employ sophisticated computer and physical modeling programs, including advanced computational fluid dynamic modeling, to verify the performance criteria of designs prior to manufacturing our systems and products. We continue to invest in research and development to further broaden our capabilities. We also believe that our patented processes and proprietary know-how developed over years of industry experience provides us with a competitive advantage.
Ability to broaden the applications of our technology
We offer our customers an extensive line of systems and products. We believe we can advance our proprietary technologies to further broaden our portfolio of systems and products and expand our market potential. For example, we have utilized the experience and expertise gained from our SCR systems to broaden the application of our environmental control technology to address renewable and alternative fuels such as bio fuels. We are also applying our separation technologies to a wider range of fluids such as molten sulfur, silicon wafer production and petroleum products. By broadening our line of high quality systems and products, we believe we are better able to meet our customers’ needs, enter new markets and add new customers.
Established network of subcontractors
We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers. We also utilize subcontractors in North America, primarily to add additional non-proprietary manufacturing capacity. We believe that our network of subcontractors compounds the benefit of our in house engineering resources while improving the timeliness of our delivery, and achieving more competitive pricing, which improves our market position
Highly experienced management team
Our management team is highly experienced in the industries in which we operate, with an average 16 years of industry experience. Our chief executive officer, Peter J. Burlage, joined our company 17 years ago as an engineer. Our chief financial officer, Henry G. Schopfer, joined our management team in 2005 and has 18 years of experience in related industries. We believe our management team has the ability to identify, pursue and succeed in taking advantage of opportunities in our target markets.

Our Business Strategy
Our objective is to enhance our position as a leading global provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The key elements of our strategy to achieve this goal are:
Enhance our pursuit of high-growth international markets
We believe we have established a strong international presence, with international sales representing from about 25% to almost 40% of our total sales in each of the last five fiscal years. We estimate that international markets for our systems and products are substantial and are growing more rapidly than our North American markets due to the significant growth in the use of natural gas and the demand for additional power generation in China, the Middle East and Europe, as well as oil recovery and processing in Western Canada. We believe that we are well-positioned to capitalize on this growth. To exploit these opportunities, we are dedicating additional sales and marketing resources to our international operations. Additionally, we have established a new manufacturing facility in China and continue to develop our established network of subcontractors to grow our international market share and increase profitability.
Offer more complete systems to our customers
We believe that we have a considerable opportunity to utilize our engineering know-how to offer our customers more complete systems and subsystems, as well as individual products that our customers use as components in other systems. Complete systems generally have higher profit margins and should allow us to develop longer-term, preferred supplier relationships with customers. For example, we are marketing fuel gas conditioning systems for the power industry, which combine a series of components, instruments and controls and is custom-engineered to the customers’ specifications. We believe these systems highlight our engineering expertise.
Expand technology and product offerings to better meet our customers’ needs
We believe we have opportunities to further expand our technology and product offerings in related markets both through internal technology development and strategic acquisitions. For example, we have taken the expertise gained from our SCR systems and have applied it to systems for alternative fuel sources such as bio fuels. We believe we can employ our technology to reduce emissions in addition to NOx, such as mercury, sulfur dioxide and greenhouse gases. We have also expanded the applications of our separation and filtration technology to liquids such as molten sulfur and petroleum products. By expanding our product and technology offerings, we believe that we can broaden our customer base and capture additional market share.
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

Improve our manufacturing processes to be more commercially competitive
Our customers place a high priority on timely delivery and high quality. To best meet these customer demands, we are actively seeking to improve our manufacturing processes and reduce costs. In addition, we are streamlining our production processes. We believe these manufacturing initiatives will improve the timeliness of our delivery and continuously improve our quality, providing us with an opportunity to increase our market share and profitability, while maintaining competitive pricing.
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
Our Systems and Products
We classify our systems and products into two broad groups consistent with our reportable segments: Process Products (formerly Separation/Filtration systems) and Environmental systems. Below is a brief description of our primary offerings for each of our segments.
Process Products (formerly Separation/Filtration Systems)
Our Process Products segment accounted for 78.0% of total revenues in fiscal 2009, compared to 56.6% of total revenues in fiscal 2008 and 62.9% of total revenues in fiscal 2007. Our separation and filtration systems and products improve efficiency, reduce maintenance and extend the life of energy infrastructure by removing liquid contaminants from gases, removing solid contaminants from gases or liquids and separating different liquids. In addition, products in our Process Products segment include pulsation dampeners and heat exchangers. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petro-chemical processing. Our separation and filtration systems and products are applied in the power generation, natural gas infrastructure, refining and petrochemical processing and other specialized industries. Our separation and filtration systems and products include:
•	Vane Separators. Also known as mist extractors, these devices remove liquids from vapor or gas streams and can be used within vertical or horizontal pressure vessels, directly within ductwork systems or mounted to bulkheads.
•	Centrifugal Separators. We offer two types of centrifugal separators: swirl tubes, which operate in both horizontal and vertical pressure vessels, and cyclones, which operate in vertical pressure vessels. These devices remove both solid particles and liquid droplets from vapor or gas streams.
•	Filter Separators. Our filter separators are typically used in natural gas pipelines to remove solid and liquid particles from gas streams. This product combines our separation and filtration technologies into one product.

•	Three-Phase Separators. We offer a horizontal gas scrubber, which is a device that separates large liquid volumes from gas which is typically used for well head test separators. We can design the scrubber for three phase applications — oil, water and gas.
•	Absolute Separators. Our absolute separator is designed for maximum separation efficiency of submicron liquid droplets and aerosols. Our customers use absolute separators in ammonia, urea and other chemical plants to protect critical process equipment.
•	Fuel Gas Conditioning Systems. Our fuel gas conditioning systems remove particulate matter, hydrocarbon and water droplets from fuel gas, which contaminants can disrupt the gas systems of combustion turbine engines. Our fuel gas conditioning systems may also include bulk liquid removal, pressure regulation and temperature control. These systems are usually applied in electric power generating plants and gas compression systems.
•	Gas Filters. Our gas filters remove solid particles, such as dust, dirt, scale and rust, from a flowing pressurized gas stream.
•	Nuclear Plant Steam Separators. Nuclear power generators use our separators, also known as steam dryers, as the final stage of water separation within a reactor vessel or steam generator vessel. These devices remove water droplets from the process steam to maximize thermal efficiency in the steam turbine and minimize erosion and corrosion of steam loop piping. Our customers also use similar separators between the high pressure and low pressure turbines to increase thermal efficiency.
•	Inlet Air Treatment Systems. Military ships and commercial maritime vessels use our vane separators, along with coalescer panels and filters, to protect gas turbines and air intake ducts by separating sea spray, salts and other solid particles.
•	Pulsation Dampeners. Gas compressors produce pulsations in the attached piping system, which can reduce compressor efficiency, cause severe damage to compressor cylinders and cause cracking in pipes and vessels. Our customers apply our pulsation dampeners to the suction and discharge of each compressor cylinder to reduce pulsation levels to acceptable limits.
•	Heat Exchangers. We offer heat transfer equipment, which are devices that transfer heat from one gas to another or to the environment. Our products include double-pipe and multi-tube hairpin exchangers and shell and tube exchangers.
•	Industrial Silencers. Our customers use our industrial silencing equipment to control the noise pollution associated with a wide range of industrial processes. Our silencing products include vent and blowdown silencers, blower silencers, engine silencers, gas turbine silencers, compressor silencers and vacuum pump silencers.

Environmental Systems
Our Environmental Systems segment accounted for 22.0% of total revenues in fiscal 2009, compared to 43.4% of total revenues in fiscal 2008 and 37.1% of total revenues in fiscal 2007. We design, engineer, fabricate and sell environmental control systems and products for air and noise pollution abatement. Our environmental control systems and products are applied in the power generation, natural gas infrastructure, refining and petrochemical processing and other specialized industries. Examples of these systems and products include:
•	Selective Catalytic Reduction (SCR) Systems. Our SCR systems are our primary pollution control product. These systems convert NOx emissions produced by burning hydrocarbon and organic fuels such as coal, gasoline, natural gas, wood, grass and grain, into nitrogen and water vapor. Our system operates by injecting an ammonia reagent into the exhaust gas and mixing the reagent with the exhaust gas prior to passing it through a catalyst. We supply SCR systems for a variety of applications, including both simple cycle and combined cycle gas power plants, package boilers, process heaters, internal combustion engines and other combustion sources.
•	Oxidation Systems. Our oxidation systems oxidize carbon monoxide and a variety of volatile organic compounds into carbon dioxide and water without the use of any additional chemical reagent. The catalyst is the only component used to accelerate the oxidation reaction. The oxidation system is separate from the SCR system and is typically located upstream of the SCR system.
Customers
Our customers are geographically diversified and our systems and products are not dependent upon any single customer or group of customers. The loss of any single customer or group of customers would not have a material adverse effect on our business as whole. However, the custom-designed and project-specific nature of our business can cause significant variances in sales to specific customers from year to year. During fiscal 2007, one customer, Pratt & Whitney Power System, placed a large order which accounted for 21% and 14% of our consolidated revenue for fiscal 2008 and 2007, respectively. No other customer accounted for more than 10% of the Company’s consolidated revenues in fiscal 2009, 2008, and 2007.
We sell the majority of our separation and filtration systems and products, including gas separators, filters and conditioning systems, to gas producers, gas gathering, transmission and distribution companies, chemical manufacturers and refiners, either directly or through contractors engaged to build plants and pipelines. We also sell these products to manufacturers of compressors, turbines, and nuclear and conventional steam generating equipment. We sell our marine separation and filtration systems primarily to shipbuilders. We also sell our heat exchangers and pulsation dampeners to power generation owners and operators, refiners, petrochemical processors and specialty industrial users.
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
We market our products worldwide through approximately 65 independent sales representatives who sell on a commission basis. These independent representatives, substantially all of whom have technical backgrounds, work in conjunction with our application engineers. We also sell our products directly to customers through our internal sales force. Additionally, we have license agreements with third parties outside the U.S. to use our trade name and design guidelines.
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
We believe our primary competitors for our separation and filtration systems and products include Anderson Separators Company, King Tool Company, NATCO Group Inc. and PECO-Facet, a subsidiary of CLARCOR, Inc. We believe our primary competitors for our environmental control systems and products include Mitsubishi Heavy Industries, LTD., Hitachi Zosen Corporation and Express Integrated Technologies, LLC.
Backlog
Our backlog of uncompleted orders was approximately $73,000 at June 30, 2009, compared to $107,000 at June 30, 2008. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. We believe the decrease in our backlog from June 30, 2008 can be attributed to the weak global economy. Of our backlog at June 30, 2009, we estimate approximately 96% will be completed during fiscal 2010, compared to 97% at June 30, 2008 that we anticipated would be completed in fiscal 2009.
Raw Materials
We purchase raw materials and component parts essential to our business from a number of reliable suppliers. During fiscal 2008 and 2009, we experienced increased costs and order lead-times for raw materials, including steel, and other component parts that we purchase. We believe that raw materials and component parts will be available in sufficient quantities to meet our anticipated demand for at least the next 12 months.

Environmental Regulations
Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both our existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls, and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plants. Additional sampling and evaluation of the groundwater concerns at the Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards, and that further investigation and remediation was not required. Soil remediation at the Vermont Street plant in Wichita Falls was completed in July 2009 and we will continue to monitor groundwater at the sites for an additional five years. We are seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse us for these costs.
Employees
As of June 30, 2009, we employed 418 full-time employees and five part-time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We did not experience any material labor difficulties during fiscal 2009. We believe our employee relations are good.
Intellectual Property
We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names and registered trademarks, which we believe are widely recognized in the industry.
We anticipate we may apply for additional patents in the future as we develop new products and processes. Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. If we are unable to protect our technologies or confidential information, our competitors could commercialize our technologies. Competitors may also be able to design around our patents. In addition, we may also face claims that our products, services, or operations infringe patents or misappropriate other intellectual property rights of others.
With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our proprietary technology is difficult, and the steps we have taken may not prevent unauthorized use of such technology. The disclosure or misappropriation of our trade secrets and other proprietary information could harm our ability to protect our rights and our competitive position.
Research and Development
Our research and development expenses were $449, $229, and $54 for the years ended June 30, 2009, 2008, and 2007, respectively. We believe current expenditures are adequate to sustain ongoing research and development activities. We believe we have additional opportunities for growth by developing new technologies and products that offer our clients greater performance. We also continue to support research and development to improve existing products and manufacturing methods.

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
Executive Officers of the Registrant
Our executive officers as of August 29, 2009, were as follows:

Name	Age	Position with the Company
Melissa G. Beare	34	Vice President, General Counsel and Secretary
Peter J. Burlage	45	President and Chief Executive Officer
Sean P. McMenamin	44	Vice President, Environmental Systems
Charles G. Mogged	55	Vice President, Manufacturing & Supply Chain Operations
Henry G. Schopfer, III	62	Chief Financial Officer
Jon P. Segelhorst	39	Vice President, Pressure Products
Melissa G. Beare joined the Company in December 2008 as Vice President and General Counsel. Prior to joining the Company, Ms. Beare served as the Assistant General Counsel of Advanced Neuromodulation Systems, Inc., a subsidiary of St. Jude Medical, Inc., from 2004 through 2008. Prior to that, she was an attorney at Jones Day and at Hughes and Luce, LLP in Dallas, Texas, working in their respective corporate practices. Ms. Beare earned her B.A. from the University of Texas at Austin and holds a J.D. from the University of Texas at Austin School of Law. Ms. Beare is licensed to practice law in the State of Texas.
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
Sean P. McMenamin joined the Company in 2001. Mr. McMenamin has served as our Vice President, Environmental Systems since January 2006. He served as product manager for refinery and retrofit applications in our environmental systems business from 2001 to January 2006. Prior to joining the Company, Mr. McMenamin was a project manager for Telcordia Technologies from 1999 to 2001, and served in various positions in the environmental and power business at Foster Wheeler from 1994 to 1999. Mr. McMenamin also served in the U.S. Navy as a nuclear trained submariner. He earned a B.S. in Mechanical Engineering from the New Jersey Institute of Technology and an M.B.A. in Finance from Lehigh University.

Charles G. Mogged, Jr. joined the Company in July 2007 as our Vice President, Manufacturing & Supply Chain Management. Prior to joining the Company, he served as Senior Vice President, Operations–North America for Manitowoc Crane Group, a tower crane manufacturing company, from 2005 through 2007, and as Vice President of Engineering for Overhead Door Corporation, a manufacturer of custom garage doors, from 2002 to 2005. Mr. Mogged began his career with Deere & Company, serving over 20 years in a variety of manufacturing and engineering capacities both domestically and overseas from 1977 to 2001. He earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology, and an M.B.A. from the University of Chicago.
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
Jon P. Segelhorst joined the Company in August 2006. He has served as our Vice President, Pressure Products since January 2007. He served as General Manager of our Pressure Products business from August 2006 to January 2007. Prior to joining the Company, Mr. Segelhorst managed surge protection and DSL product lines for Corning Cable Systems, a telecommunications equipment company, from 1996 to 2007. Mr. Segelhorst holds several U.S. patents related to fiber optic hardware. He earned a B.S. in Mechanical Engineering from the University of Texas at Austin and an M.B.A. from Baylor University.
ITEM 1A. RISK FACTORS.
In evaluating the Company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
The current economic uncertainty in domestic and global markets and the volatility and disruption of the credit markets may continue to negatively impact us.
The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. In fiscal 2009, we have experienced a decline in our backlog from the previous years that we believe is a result of these current economic conditions. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings and liquidity would be impacted to the extent that the global recession and global credit restrictions impact the markets we serve.

Changes in the price, supply or demand for natural gas could have an adverse impact on sales of our separation and filtration systems and products and our operating results.
A large portion of our Process Product business is driven by the construction of natural gas infrastructure. Increased demand for natural gas may result in the construction of additional infrastructure. Higher prices of natural gas, while beneficial to exploration activities and the financing of new projects, can adversely impact the demand for natural gas. Excess supply could also negatively impact the price of natural gas, which could discourage spending on related capital projects.
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
Our environmental systems business is primarily driven by capital spending by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule (“CAIR”), and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. In July 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAIR in its entirety and instructed the Environmental Protection Agency (“EPA”) to issue a new rule. The subsequent reinstatement in December 2008 of CAIR pending a new rule by EPA instills uncertainty and our business may be adversely impacted by this court ruling and may also be adversely impacted to the extent that other regulations requiring the reduction of NOx emissions are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement.
We incurred substantial debt in connection with our acquisition of Nitram. Our substantial indebtedness and related debt service obligations could have a negative impact on our business.
We incurred substantial debt in connection with our acquisition of Nitram. As of June 30, 2009, we had $56,000 of outstanding indebtedness, comprised of a $36,000 senior secured term loan and $20,000 of subordinated secured term loan. We used the net proceeds from our issuance and sale of Series A convertible preferred stock and warrants in September 2009 and available cash to repay all outstanding indebtedness under our subordinated term loan. We also have a revolving credit facility available for working capital needs. At June 30, 2009 there was approximately $11,900 of letters of credit outstanding under our revolving credit facility, leaving $8,100 of maximum availability. Among other things, our substantial indebtedness and debt service obligations:
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
If we are unable to service our indebtedness and fund our operating costs, we will be forced to adopt alternative strategies that may include:
•	further reducing or delaying capital expenditures;
•	seeking additional debt financing or equity capital;
•	selling assets; or
•	restructuring or refinancing debt.
There can be no assurance that any of these strategies could be implemented on satisfactory terms, if at all.
Restrictions in our debt agreement limit our operating and strategic flexibility.
Prior to entering into the debt agreements to finance the Nitram acquisition, we had no long-term debt and substantial cash balances. Our current debt agreement contains covenants and events of default that, among other things, require us to satisfy financial tests and maintain financial ratios, including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum net worth requirement. On September 9, 2009, in recognition of the weak global business environment, we amended our senior secured tem loan agreement to adjust certain of the financial covenant requirements.
Among other things, these covenants and events of default limit our ability to, or do not permit us to:
•	incur additional debt;
•	create or permit to exist certain liens;
•	pay dividends on, or redeem or repurchase, capital stock;
•	engage in specified asset sales, including capital stock of subsidiaries;

•	enter into transactions with affiliates;
•	engage in mergers and acquisitions; and
•	make capital expenditures.
Events beyond our control could affect our ability to comply with these covenants, including the required financial ratios. Failure to comply with any of these debt covenants would result in a default under our debt agreement. A default would permit lenders to accelerate the maturity of the debt under this agreement, foreclose upon our assets securing the debt and terminate any commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our debt and other obligations. In addition, the limitations imposed by the debt agreement on our ability to incur additional debt and to take other actions may significantly impair our ability to obtain other financing and may prevent us from taking advantage of attractive business opportunities.
A portion of our debt is subject to variable interest rates. If interest rates increase, our interest expense will also increase.
We have $36,000 of variable rate debt that we incurred in connection with the Nitram acquisition. In addition, we pay interest based on variable interest rates under our revolving credit facility. If market interest rates increase, our interest payments will increase, adversely affecting our cash flow and results of operations.
The holders of our Series A convertible preferred stock are entitled to receive dividends and liquidation payments in preference to the holders of our common stock.
Dividends accrue on shares of our Series A convertible preferred stock at an annual rate of 6% and are payable quarterly. All dividends may be paid, at our option, in cash or shares of common stock, or a combination of the two. The dividend rate will increase to 8% in the event we fail to comply with our obligations under the preferred stock. In the event dividends are paid or set aside on any shares of common stock (other than dividends payable in shares of common stock), we must also pay an additional dividend on all outstanding shares of Series A convertible preferred stock in a per share amount equal (on an as-converted to common stock basis) to the amount paid or set aside for each share of common stock.
Upon a liquidation, dissolution or winding up of the affairs of the Company or a change of control of the Company, whether voluntary or involuntary, the holders of our Series A convertible preferred stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to shares of our common stock. The amount of this preferential liquidation payment per share of the Series A convertible preferred stock is the sum of (i) the greater of (A) the initial price per share of our Series A convertible preferred stock, or $1,000, as adjusted for any applicable stock dividends, splits, combinations and similar events and (B) an amount equal to the per share amount the holders of Series A convertible preferred stock would have received upon a liquidation had such holders converted their shares of Series A convertible preferred stock into shares of common stock immediately prior thereto, plus (ii) an amount equal to any accrued and unpaid dividends.
Because of the substantial liquidation preference to which the holders of shares of the Series A convertible preferred stock are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation, dissolution or winding up of the affairs of the Company could be substantially limited or reduced to zero and may make it more difficult to raise capital or recruit and retain key personnel in the future.

We are responsible for registering with the SEC the resale of shares of common stock underlying the Series A convertible preferred stock and warrants within defined time periods and will incur liquidated damages if the shares are not registered within those time periods.
Pursuant to the terms of the Securities Purchase Agreement that we entered into with the purchasers of our Series A convertible preferred stock (the “Series A Purchasers”) on September 4, 2009 (the “Securities Purchase Agreement”), we are obligated to: (i) file a registration statement with the SEC covering the resale of the common stock underlying the Series A convertible preferred stock and issuable upon the exercise of the warrants by October 4, 2009 (the “Required Filing Date”); (ii) use our reasonable best efforts to cause the registration statement to be declared effective (A) within 60 days following the Required Filing Date (the “Required Effectiveness Date”); provided that, if the SEC reviews and has written comments to the registration statement, then the Required Effectiveness Date will be 90 days from the Required Filing Date, or (B) within five days following the date the SEC notifies us that it will not review the registration statement or that we may request effectiveness of the registration statement and (iii) use our reasonable best efforts to keep the registration statement effective until the earliest of (x) September 4, 2010; (y) the date on which all securities covered by the registration statement may be sold in the open market without restriction under Rule 144 of the Securities Act, or otherwise under an applicable exemption from the registration requirements of the Securities Act and all other applicable securities or blue sky laws; and (z) the date on which all securities covered by the registration statement have been sold pursuant to the registration statement or Rule 144 of the Securities Act.
If we fail to comply with these or certain other provisions under the Securities Purchase Agreement, then we will be required to pay liquidated damages equal to 12% per annum of the aggregate purchase price paid by the Series A Purchasers for all shares of the Series A convertible preferred stock. Any such payments could materially affect our ability to fund our operations.
We may not be able to fund future redemptions of the Series A convertible preferred stock from available cash resources.
On or after September 4, 2014, the holders of any then-outstanding shares of our Series A convertible preferred stock may require us to redeem all or any portion of their shares of Series A convertible preferred stock. The redemption price per share is equal to the sum of (i) the greater of (A) the initial price per share of our Series A convertible preferred stock, or $1,000, as adjusted for any applicable stock dividends, splits, combinations and similar events and (B) an amount equal to the amount the holders of Series A convertible preferred stock would have received per share of Series A convertible preferred stock upon a liquidation had such holders converted their shares of Series A convertible preferred stock into shares of common stock immediately prior thereto, plus (ii) an amount equal to any accrued and unpaid dividends.
Depending on our cash resources at the time this redemption right is exercised, we may or may not be able to fund the redemption from our available cash resources. If we were unable to fund the redemption from available cash resources we would need to find an alternative source of financing to do so. There can be no assurances that we would be able to raise such funds on favorable terms or at all.
The holders of shares of the our Series A convertible preferred stock have the right to participate in subsequent equity offerings.
Pursuant to the terms of the Securities Purchase Agreement, the holders of all Series A convertible preferred stock have the right to participate in any offering by us of our equity securities, or securities convertible into or exchangeable for our equity securities after September 4, 2009, subject to certain exceptions, including any public offering of common stock. This preemptive right allows the Series A holders of our Series A convertible preferred stock to maintain their proportional ownership in our stock. The preemptive right will exist as long as at least $5,000 of the Series A convertible preferred stock remains outstanding.

The existence of this pre-emptive right may make it more difficult for us to obtain financing from third parties that do not wish to have holders of our Series A convertible preferred stock participating in their financing.
The recent issuance of our Series A convertible preferred stock, could adversely affect the market price of our common stock.
Each share of Series A convertible preferred stock is convertible into the a number of shares of our common stock equal to the initial purchase price of the shares of Series A convertible preferred stock divided by the then applicable conversion price. The initial conversion price is $8.00 per share. Upon conversion, we must pay any accrued but unpaid dividends. A holder of Series A convertible preferred stock may elect to convert at any time. In addition, after September 4, 2011, we have the right to force conversion of any then — outstanding shares of Series A convertible preferred stock, upon certain conditions being met.
Public sales of the shares of common stock acquired upon conversion of the Series A convertible preferred stock or exercise of the warrants, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.
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
Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees, including engineers. We do not have employment contracts or non-compete agreements, with all of our executive officers. Currently, we have employment agreements with only Peter J. Burlage and Melissa Beare. The loss of the services of one or more executive officers or other key employees could have an adverse effect on our business or business prospects. In addition, we do not maintain key-person insurance on the lives of any of our executive officers or other employees and the loss of any one of them could disrupt our business.

Our industry has experienced shortages in the availability of skilled workers. Any difficulty we experience replacing or adding qualified personnel could adversely affect our business.
Our operations require the services of employees having technical training and related experience, including certified welders. As a result, our operations depend on the continuing availability of qualified employees. Our industry has experienced shortages of workers with the necessary skills. If we should suffer any material loss of these employees to competitors, or be unable to employ additional or replacement personnel with the requisite level of training and experience, our operations could be adversely affected. A significant increase in the wages paid to these workers by other employers could result in a reduction in our workforce, increases in wage rates, or both.
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

In addition to increasing costs, these factors could lead to “hold backs” by our customers impacting our cash flow negatively and could also delay delivery of our products. Our contracts often provide for liquidated damages in the case of late delivery. Unanticipated costs, such as liquidated damages that we are required to pay in the case of late delivery, could negatively impact our profits.
Increasing costs for manufactured components and raw materials, such as steel, may adversely affect our profitability.
We use a broad range of manufactured components and raw materials in our products, primarily raw steel and steel-related components. The costs for many of these components and materials have increased. Future increases in the price of these items could increase our operating costs and adversely affect our profit margins.
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
Customers may cancel or delay projects for reasons beyond our control. Our orders generally contain cancellation provisions which permit us to recover our costs in the event a customer cancels an order. If a customer cancels an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues.

Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenues and profits from international sales could be adversely impacted.
Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenues generated outside the United States represented 33.8%, 36.8% and 37.3% of our consolidated revenues during fiscal 2009, 2008 and 2007, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government sanctions, inability to obtain export licenses unexpected changes in regulatory requirements, difficulty in collecting international accounts receivable, difficulty in enforcement of contractual obligations governed by non-U.S. law, fluctuations in foreign currency exchange rates and tax rates. The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable. These factors may result in a decline in revenues or profitability or could adversely affect our ability to expand our business outside of the United States and may impact our ability to deliver our products and collect our receivables.
Our financial performance may vary significantly from period to period, making it difficult to estimate future revenues.
Our revenues and earnings have varied in the past and are likely to vary in the future. Our contracts generally stipulate customer-specific delivery terms and may have contract cycles of a year or more, which subjects these contracts to many factors beyond our control. In addition, contracts that are significantly larger in size than our typical contracts tend to have a greater impact on our operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our operating results. Therefore, our operating results may be subject to significant variations and our operating performance in any period may not be indicative of our future performance.
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
We generally sell our systems and products under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the system or product. We attempt to negotiate progress-billing milestones on large contracts to help us manage working capital and to reduce the credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.
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
We are subject to export control and economic sanctions laws and regulations of the United States, including the trade sanctions laws and regulations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. In April 2008, Burgess-Manning, Inc., a subsidiary of Nitram, made a voluntary disclosure to OFAC regarding sales of industrial separators to Iran. In connection with the Nitram acquisition, $10,900 of the purchase price was placed in escrow to reimburse us for breach of representation and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, has been released to the seller parties in four installments on each of October 8, 2008, January 30, 2009, April 30, 2009 and July 30, 2009. A final installment is scheduled to be made on October 30, 2009. As of August 29, 2009, we have not received any response from OFAC. We cannot predict the nature and timing of the response of OFAC, the outcome of any related proceeding, the likelihood that future proceedings will be instituted against us or whether the amount held in escrow will be adequate to cover these costs. In the event that there is an adverse ruling in any proceeding, we may be required to pay fines and penalties that could harm our business and financial results.
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
We evaluate potential acquisitions on an ongoing basis. Aside from our recent acquisition of Nitram, we have limited experience with acquisitions. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for acquisition targets with companies having greater financial resources than we do. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions may also result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:
•	diverting management’s attention;
•	incurring additional indebtedness and assuming liabilities, known and unknown;

•	incurring significant additional capital expenditures, transaction and operating expenses, and non-recurring acquisition-related charges;
•	the adverse impact on our earnings of the amortization of identifiable intangible assets recorded as a result of acquisitions;
•	the adverse impact on our earnings of impairment charges related to goodwill recorded as a result of acquisitions should we ever make such a determination that the goodwill or other intangibles related to any of our acquisitions was impaired;
•	failing to integrate the operations and personnel of the acquired businesses;
•	assimilating the operations of the acquired businesses, including differing technology, business systems and corporate cultures;
•	achieving operating and financial synergies anticipated to result from the acquisitions;
•	entering new markets with which we are not familiar; and
•	inability to retain key personnel, vendors, and customers of the acquired businesses.
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
Our ability to execute our growth strategies may be limited by our ability to secure and retain additional financing at terms reasonably acceptable to us or at all. Some of our competitors are larger companies that may have better access to capital and therefore may have a competitive advantage over us should our access to capital be limited.
Provisions of our charter documents, Delaware law and our stockholder rights plan could discourage a takeover that individual stockholders may consider favorable or the removal of our current management.
Some provisions of our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that individual stockholders may consider favorable or the removal of our current management. These provisions:
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

Delaware law may also discourage, delay or prevent someone from acquiring or merging with us. In addition, purchase rights distributed under our stockholder rights plan will cause substantial dilution to any person or group attempting to acquire us without conditioning the offer on our redemption of the rights. As a result, our stock price may decrease and stockholders might not receive a change of control premium over the then-current market price of the common stock.
The Company’s amended and restated certificate of incorporation contains a “blank check” preferred stock provision. Blank check preferred stock enables the Company’s board of directors, without stockholder approval, to designate and issue additional series and classes of preferred stock with such dividend rights, liquidation preferences, conversion rights, terms of redemption, voting or other rights, including the right to issue convertible securities with no limitation on conversion, as the Company’s board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may have the effect of making it more difficult or expensive for a third party to acquire or merge with us and that could also adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.
Certain provisions of the terms of our Series A convertible preferred stock, taken together with the potential voting power of the warrants, may discourage third parties from seeking to acquire us.
Certain provisions of the documents governing our Series A convertible preferred stock may discourage third parties from seeking to acquire the Company. In particular, certain change-of-control events require us to make payments to the holders of our Series A convertible preferred stock equal to the full liquidation preference of the Series A convertible preferred stock. As a result, this could discourage third parties from seeking to acquire us, because any premium to our current common stock equity value would need to take into account the premium on our preferred stock. This means that to offer the holders of our common stock a premium, a third party would have to pay an amount significantly in excess of the current value of our common stock. Furthermore, because our warrants are exercisable for a significant percentage of our common stock, the warrant holders would have the ability to exercise significant control over whether a change of control requiring the vote of our stockholders was approved. As a result of the liquidation payment on our Series A convertible preferred stock and the potential voting influence of the warrant holders, third parties may be deterred from any proposed business combination or change-of-control transaction and stockholders who desire to participate in such a transaction in the future may not have the opportunity to do so.
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
A significant portion of our consolidated revenues are generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.
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
Our common stock is relatively illiquid. As of September 4, 2009, we had 13,214,550 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Stock Market, for the 50 trading days ended September 4, 2009 was less than 33,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate their shares of our common stock at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the period beginning July 1, 2009 through September 4, 2009, the sale prices of our common stock on the NASDAQ Stock Market have ranged from a low of $8.26 to a high of $12.80 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in our stock price may include, among other things:
•	actual or anticipated variations in quarterly operating results;
•	any future issuances or sales of our common stock, including issuances upon conversion of our outstanding Series A convertible preferred stock or exercise of our warrants;
•	general economic conditions or trends, or conditions or trends in our industry, including demand for our systems and products, technological advances and governmental regulations;
•	the price of natural gas;
•	announcements of technological advances by us or our competitors;
•	changes in our estimates of financial performance or changes in securities analysts’ estimates of financial performance or recommendations;
•	rumors or dissemination of false and/or unofficial information;
•	transactions in our common stock by our management;
•	litigation involving or affecting us, and
•	additions or departures of our key personnel.
If any of these risks and other factors beyond our control were to occur, the market price of our common stock could decline significantly.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We own and lease office, manufacturing and warehousing facilities in various locations. Our principal facilities are described in the following table. All facilities are currently, for the most part, fully utilized.

	Approximate
Location	Sq. Footage	General Use
Owned:
Abilene, Texas	78,000	Manufacturing
Wichita Falls, Texas	119,000	Manufacturing
Cisco, Texas	67,000	Manufacturing
Denton, Texas	22,000	Manufacturing

Leased:
Dallas, Texas	29,886	Corporate office
Dallas, Texas	7,560	Research and development
Essex, U.K.	5,940	Sales, engineering and administration
Singapore	2,300	Sales, engineering and administration
Orchard Park, New York	17,900	Sales, engineering and administration
Calgary, Alberta, Canada	2,000	Sales
Houston, Texas	1,599	Sales
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

The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. The Company has recorded an accrual of $525 related to repairs performed by the Company and the applicable insurance deductible. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. At this time, we believe that MMPP’s claims are without merit and we intend to vigorously defend this suit.
We are also involved, from time to time, in various litigation, claims and proceedings, arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
A special meeting of the stockholders of the Company was held on June 16, 2009 for the purpose of seeking approval to amend the Company’s certificate of incorporation to authorize the issuance of five million shares of preferred stock. The results of the vote with respect to this proposal were as follows:

For	8,187,043
Against	1,436,732
Abstain	61,752

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the NASDAQ Stock Market under the symbol “PMFG.” The table below sets forth the reported high and low sales prices for our common stock, as reported on the NASDAQ Stock Market for the periods indicated. The prices have been adjusted for our holding company reorganization in August 2008, in which each share of Peerless common stock was converted into two shares of PMFG common stock.

Fiscal Year	High	Low

2008
First Quarter	$12.32	$8.08
Second Quarter	20.60	10.99
Third Quarter	20.82	14.24
Fourth Quarter	24.75	16.00

2009
First Quarter	$29.90	$14.49
Second Quarter	14.21	5.86
Third Quarter	10.19	4.04
Fourth Quarter	9.90	5.72
Number of Holders
As of August 29, 2009, there were approximately 90 holders of record of our common stock.
Dividends
We did not pay cash dividends in fiscal 2009 or fiscal 2008. Cash dividends may be paid, from time to time, on our common stock as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements and other related factors. Additionally, our debt agreement contains restrictions on our ability to pay dividends based on satisfaction of certain performance measures and compliance with other conditions. Our ability to comply with these performance measures and conditions may be affected by events beyond our control. A breach of any of the covenants (including financial covenant ratios) contained in our debt agreement could result in a default under the debt agreement. Any defaults under our debt agreement could also prohibit us from paying any dividends. Furthermore, holders of our Series A convertible preferred stock are entitled to participate in any cash dividends paid on our common stock in a per share amount equal (on an as-converted to common stock basis), to the amount paid for each share of common stock.
Stock Repurchase
We did not repurchase any of our common stock in fiscal 2009 or fiscal 2008. Additionally, we do not have a stock repurchase program.

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

	Year ended June 30,
	2009	2008	2007
	(Amounts in thousands, except per share amounts)
Operating results:
Revenues	$158,006	$140,496	$75,141
Cost of goods sold	109,403	99,216	51,343

Gross profit	48,603	41,280	23,798
Operating expenses	39,176	29,123	15,547

Operating income (loss)	9,427	12,157	8,251
Other income (expense)	(5,824)	366	589
Income tax benefit (expense)	(707)	(4,168)	(2,928)

Net earnings (loss) from continuing operations	2,896	8,355	5,912
Net loss from discontinued operations	—	—	—

Net earnings (loss)	$2,896	$8,355	$5,912

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$0.22	$0.64	$0.46
Loss from discontinued operations	$—	$—	$—
Earnings (loss)	$0.22	$0.64	$0.46

Weighted average shares outstanding:
Diluted	13,181	13,062	12,853

	As of June 30,
	2009	2008	2007
	(Amounts in thousands)
Financial position:
Working capital	$40,247	$42,334	$30,622
Current assets	87,691	96,946	64,106
Total assets	153,180	166,736	68,671
Current liabilities	47,444	54,612	33,484
Long-term debt	49,180	56,000	—
Total liabilities	107,222	123,805	35,134
Stockholders’ equity	45,958	42,931	33,537

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Item 8 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Item 1A. of this Report. These factors could cause our actual results for future periods, including fiscal 2010, to differ materially from those experienced in, or implied by, these forward-looking statements.
We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a brief summary of recent developments regarding our recent preferred stock financing and amendment to our revolving credit and term loan agreement, dated April 30, 2008, with Comerica Bank, as administrative agent, and several other financial institutions (the “Senior Secured Credit Agreement”) as well as our holding company reorganization and acquisition of Nitram. This overview is followed by a discussion of our results of operations for the fiscal years ended June 30, 2009, 2008 and 2007, including a discussion of significant year-to-year variances. We also include information regarding our two reportable business segments: Process Products and Environmental Systems. We then discuss our financial condition at June 30, 2009 with a comparison to June 30, 2008. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities. We complete this discussion with an overview of our business outlook for fiscal 2010 and future periods.
All share and per share amounts in this Report, including in this discussion and in our consolidated financial statements, have been retroactively adjusted to give effect to the reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock. All currency amounts included in this Item 7 are expressed in thousands, other than per share amounts.
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
Our products and systems are marketed worldwide. In each of the last three fiscal years, more than 30% of our revenues have been generated from outside the United States. We expect our international sales to continue to be an increasingly important part of our business.

On September 4, 2009, we issued and sold shares of Series A convertible preferred stock and warrants in a private placement for an aggregate purchase price of $21,140. We used the net proceeds and available cash to repay all outstanding indebtedness under our subordinated term loan. In accordance with Nasdaq rules, the aggregate number of shares of common stock that may be issued upon the conversion or redemption of the preferred stock or upon dividend or liquidation payments is limited to 19.99% of the outstanding shares of our common stock on September 4, 2009, unless the requisite stockholder approval is obtained. In connection with this private placement, we have agreed to seek stockholder approval of this matter and to increase the number of authorized shares of common stock by 25 million shares. We expect to seek this required stockholder approval at our annual meeting of stockholders to be held in November or December of 2009.
On September 9, 2009, in recognition of the weak global business environment, we amended our senior secured tem loan agreement to adjust certain of the financial covenant requirements. The amendment enhances our financial flexibility by relaxing certain of the required financial covenants for the remaining terms of the senior term loan and revolving credit facility. In connection with the amendment, the interest rate margins on the senior term loan and revolving credit facility were revised.
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
On April 30, 2008, we completed our acquisition of Nitram for approximately $64,418, including transaction costs. This acquisition broadens our product offerings, expands our position in selected markets, increases our engineering and skilled labor resources, broadens our research and development capabilities, and furthers our strategy of providing more complete systems to our customers. In addition, the acquisition of Nitram should improve our financial results by improving manufacturing and supply chain efficiencies and leveraging the cost of our corporate overhead.
As a result of the acquisition, Nitram’s results of operations have been included in our consolidated financial statements from the date of acquisition. Purchase accounting for this acquisition resulted in the allocation of a portion of the purchase price to Nitram’s net assets, including tangible and intangible assets. This allocation resulted in increases to the fair value of Nitram’s inventory and backlog by $4,606 and $6,489, respectively. Of these amounts, $2,258 of this inventory cost was expensed in the last two months of fiscal 2008 and the remaining $2,348 was expensed in fiscal 2009. Backlog of $2,734 was amortized in the last two months of fiscal 2008, and the remaining $3,755 was amortized in fiscal 2009. The above expenses increased our reported cost of goods sold for the respective periods. For a further discussion of our allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Nitram acquisition, see Note D to our consolidated financial statements included in this Report.

Results of Operations — Consolidated
The following summarizes our consolidated statements of operations as a percentage of net revenues:

	Year ended June 30,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	69.2	70.6	68.3

Gross profit	30.8	29.4	31.7
Operating expenses	24.8	20.7	20.7

Operating income	6.0	8.7	11.0
Other income (expense)	(3.7)	0.3	0.8

Earnings before income taxes	2.3	9.0	11.8
Income tax expense	(0.5)	(3.0)	(3.9)

Net earnings	1.8%	6.0%	7.9%

Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, direct and indirect labor, manufacturing overhead, depreciation, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Cost of goods sold also includes the costs of commissioning the equipment and warranty related costs.
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

Results of Operations — Consolidated
Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Year ended June 30,
	2009	% of Total	2008	% of Total	2007	% of Total

Domestic	$104,613	66.2%	$88,757	63.2%	$47,080	62.7%
International	53,393	33.8%	51,739	36.8%	28,061	37.3%

Total	$158,006	100.0%	$140,496	100.0%	$75,141	100.0%

For fiscal 2009, total revenues increased $17,510, or 12.5%, compared to fiscal 2008. Domestic revenues increased $15,856, or 17.9%, in fiscal 2009 when compared to fiscal 2008. International revenues increased $1,654, or 3.2%, in fiscal 2009 when compared to fiscal 2008. The increase in revenue is primarily a result of the Nitram acquisition partially offset by the revenue from two large projects in the prior fiscal year that were not replicated in the current fiscal year.
For fiscal 2008, total revenues increased $65,355, or 87.0%, compared to fiscal 2007. Domestic revenues increased $41,677, or 88.5%, in fiscal 2008 when compared to fiscal 2007. International revenues increased $23,678, or 84.4%, in fiscal 2008 when compared to fiscal 2007. Our fiscal 2008 and 2007 domestic revenues include $29,958 and $10,326, respectively, related to a large environmental systems order that has been completed. The increase in international revenues in fiscal 2008 includes a $13,850 order and other revenues from gas transmission projects. The results of Nitram’s operations have been included in our consolidated financial results since the date of acquisition, which was April 30, 2008, and accounted for $13,235 of domestic revenues and $1,473 of international revenues for fiscal 2008.
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

	Year ended June 30,
		% of		% of		% of
	2009	Revenues	2008	Revenues	2007	Revenues

Revenues	$158,006	100.0%	$140,496	100.0%	$75,141	100.0%
Cost of goods sold	109,403	69.2%	99,216	70.6%	51,343	68.3%

Gross profit	$48,603	30.8%	$41,280	29.4%	$23,798	31.7%

For fiscal 2009, our gross profit increased $7,323 or 17.7% compared to fiscal 2008. The increase in the fiscal 2009 gross profit was primarily due to increased revenue. The gross profit, as a percentage of revenue, was 30.8% in fiscal 2009 compared to 29.4% in fiscal 2008. Expense of $6,104 and $4,992 in fiscal 2009 and fiscal 2008, respectively, related to the amortization of Nitram’s backlog and the fair value adjustment of Nitram’s inventory.

For fiscal 2008, our gross profit increased $17,482 or 73.5% compared to fiscal 2007. The increase was mainly due to increased revenues, partially offset by the amortization expense related to Nitram’s backlog and expense related to the fair value adjustment of Nitram’s inventory. Our gross profit, as a percentage of revenues, decreased from 31.7% to 29.4% primarily due to the expenses related to Nitram’s backlog and inventory. The amortization of Nitram’s inventory was $2,258 and $2,734, respectively, in 2009 and 2008.
Operating Expenses. The following summarizes operating expenses:

	Year ended June 30,
		% of		% of		% of
	2009	Revenues	2008	Revenues	2007	Revenues

Sales and marketing	$15,915	10.1%	$11,660	8.3%	$8,127	10.8%
Engineering and project management	8,109	5.1%	5,652	4.0%	4,094	5.5%
General and administrative	15,152	9.6%	11,811	8.4%	6,827	9.1%
Gain on sale of property	—	—	—	—	(3,501)	(4.7%)

Total operating expenses	$39,176	24.8%	$29,123	20.7%	$15,547	20.7%

For fiscal 2009, our operating expenses increased $ 10,053 or 34.5% over fiscal 2008. As a percentage of revenues, these expenses were 24.8% in fiscal 2009 and 20.7% in fiscal 2008. Our sales and marketing expenses increased $4,255 in fiscal 2009 compared to fiscal 2008 primarily due to the addition of Nitram personnel, increased commissions and other selling related expenses associated with higher revenues in fiscal 2009. Our engineering and project management expenses increased $2,457 in fiscal 2009 compared to fiscal 2008 primarily due to the addition of Nitram personnel and support activities associated with increased revenues. Our general and administrative expenses increased $3,341 in fiscal 2009 compared to fiscal 2008 primarily due to amortization of intangibles associated with the prior fiscal year’s business acquisition and increased professional fees related to the integration of Nitram operations.
For fiscal 2008, our operating expenses increased $ 13,576 or 87.3% over fiscal 2007. As a percentage of revenues, these expenses were 20.7% in fiscal 2008 and fiscal 2007. Our sales and marketing expenses increased $3,533 in fiscal 2008 compared to fiscal 2007 primarily due to commissions and other selling related expenses associated with higher revenues in fiscal 2008. Our engineering and project management expenses increased $1,558 in fiscal 2008 compared to fiscal 2007 primarily due to support activities associated with increased revenues. Our general and administrative expenses increased $4,984 in fiscal 2008 compared to fiscal 2007 primarily due to $1,100 of general and administrative costs associated with the acquisition of Nitram, higher compensation related expenses of $1,200, higher professional services of $900, additional facilities cost of $300 and $218 in amortization of intangible assets, other than amortization of the backlog related to the acquisition of Nitram.

Other Income and Expense. The following summarizes other income and expenses:

	Year ended June 30,
	2009	2008	2007

Interest income	$123	$1,016	$433
Interest expense	(6,132)	(1,084)	—
Foreign exchange gain (loss)	(354)	480	171
Other income (expense) — net	539	(46)	(15)

Total other income (expense)	$(5,824)	$366	$589

For fiscal 2009, total other income and expenses items changed by $6,190, from income of $366 for fiscal 2008 to expense of $5,824 for fiscal 2009. The increased expense in the current year is primarily related to the interest on the long term debt associated with the Nitram acquisition. In fiscal 2009 compared to fiscal 2008, interest income decreased primarily due to the utilization of excess cash necessary for the Nitram acquisition. Additionally, foreign currency exchange losses in fiscal 2009 were greater than fiscal 2008, primarily due to the strengthening of the U.S. dollar against the British pound in 2009. The increase in other income in fiscal 2009 is related to the Company’s proportional share of income from its equity method investee in Japan of $435.
Income Taxes. Fiscal 2009 resulted in a tax expense of $707, compared to income tax expense of $4,168 and $2,928 in fiscal 2008 and 2007, respectively. The effective tax rate was 19.6%, 33.3%, and 33.1% for fiscal 2009, 2008, and 2007, respectively. The effective tax rate in fiscal 2009 was impacted by the increased profits of our foreign subsidiaries which have a lower tax rate than the United States and increased domestic production credits. For further information related to income taxes, see Note P to our consolidated financial statements included in Item 8 of this Report.
Net Earnings. Our net earnings for fiscal 2009 decreased by $5,459 to net earnings of $2,896, or 1.8% of revenues, from net earnings of $8,355, or 5.9% of revenues for fiscal 2008, primarily due to increase of interest and operating expenses associated with the acquisition of Nitram. Basic earnings per share decreased from net earnings of $0.65 per share for fiscal 2008, to net earnings of $0.22 per share for fiscal 2009, and diluted earnings per share decreased from net earnings of $0.64 per share for fiscal 2008, to net earnings of $0.22 per share for fiscal 2009.
Our net earnings for fiscal 2008 increased by $2,443 to net earnings of $8,355, or 5.9% of revenues, from net earnings of $5,912, or 7.9% of revenues for fiscal 2007, as a result of increased sales partially offset by increased cost of goods sold, higher operating expense and the impact of the Nitram acquisition. Basic earnings per share increased from net earnings of $0.47 per share for fiscal 2007, to net earnings of $0.65 per share for fiscal 2008. Diluted earnings per share increased from net earnings of $0.46 per share for fiscal 2007, to net earnings of $0.64 per share for fiscal 2008.
Results of Operations — Segments
We have two lines of business: Process Products and Environmental Systems. Revenues and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“US GAAP”). Certain corporate level expenses and the gain on sale of property in 2007 have been excluded from our segment operating results and are analyzed separately.

Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petro-chemical processing. Process Products represented 78.0%, 56.6% and 62.9% of our revenues in fiscal years 2009, 2008, and 2007, respectively.
Process Products revenues and operating income for the prior three fiscal years are presented below:

	Year ended June 30,
	2009	2008	2007

Revenue	$123,261	$79,540	$47,256
Operating income	$17,701	$10,216	$6,609

Operating income as % of revenue	14.4%	12.8%	14.0%
Process Products revenues increased by $43,721, or 55.0%, in fiscal 2009 compared to fiscal 2008. The increase in Process Products revenue is primarily attributable to the Nitram acquisition, partially offset by lower revenues attributed to the current economic environment and credit restrictions, combined with a decline in revenue due to the completion of large job in fiscal 2008 which was not replicated in fiscal 2009.
Process Products revenues increased by $32,284, or 68.3%, in fiscal 2008 compared to fiscal 2007 due to the Nitram acquisition, which accounted for $14,708 of the increase, and increased global expansion of gas transmission projects. Our domestic Process Products revenues increased by $15,601 in fiscal 2008 compared to fiscal 2007 primarily due to the Nitram acquisition. Our international Process Products revenues increased by $16,683 in fiscal 2008 compared to fiscal 2007 primarily due to a $13,850 contract awarded in May 2007.
Process Products operating income in fiscal 2009 increased by $7,485 compared to fiscal 2008. Process Products operating income in fiscal 2008 increased by $3,607 compared to fiscal 2007. The increased operating income was primarily due to increased revenue. As a percentage of Process Products revenues, operating income was 14.4%, 12.8% and 14.0% in fiscal 2009, 2008, and 2007, respectively. The decreased operating income as a percentage of revenues in fiscal 2008 was primarily due to the inclusion of $4,992 amortization expense associated with Nitram’s backlog and fair value adjustment to inventory.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 22.0%, 43.4%, and 37.1%, of our revenues in fiscal years 2009, 2008, and 2007, respectively.

Environmental Systems revenues and operating income for the prior three fiscal years are presented below:

	Year ended June 30,
	2009	2008	2007

Revenue	$34,745	$60,956	$27,885
Operating income	$6,878	$13,752	$4,968

Operating income as % of revenue	19.8%	22.6%	17.8%
Environmental Systems revenues decreased by $26,211, or 43.0%, in fiscal 2009 compared to fiscal 2008. Our fiscal 2008 domestic revenues include $29,958 from a large project related to the power plant expansion that was not replicated in the current year.
Environmental Systems revenues increased by $33,071, or 118.6%, in fiscal 2008 compared to fiscal 2007. Our fiscal 2008 revenues include $29,958 from a large environmental systems order. The additional increase in fiscal 2008 was primarily due to increased demand for power and expanded refining capacity resulting in the construction of power generation plants and refinery equipment that require environmental control systems.
Environmental Systems operating income in fiscal 2009 decreased by $6,874 compared to fiscal 2008 primarily due to decreased revenue. As a percentage of environmental systems revenues, operating income was 19.8%, 22.6%, and 17.8%, in fiscal 2009, 2008, and 2007, respectively. Environmental Systems operating margin was favorable in fiscal 2008 due to increased volume related to its $29,958 order and fixed operating costs.
Corporate Level Expenses
Corporate level expenses excluded from our segment operating results were $15,152, $11,811, and $6,827, for fiscal years 2009, 2008, and 2007, respectively, excluding the gain on sale of property of $3,501 in fiscal 2007.
For fiscal 2009, our corporate level expenses increased $3,341, or 28.3%, compared to fiscal 2008. The increase in corporate level expenses was primarily due to expenses related to the integration of the Nitram operations, in addition to increased professional fees, occupancy, and insurance expenses for the combined operation.
For fiscal 2008, our corporate level expenses increased by $4,984, or 73.0%, compared to fiscal 2007. The increase related primarily to costs associated with the Nitram acquisition, higher professional fees, additional facility cost, and amortization of intangible assets, other than amortization of the backlog and fair value adjustment of inventory related to the acquisition of Nitram.

Business Outlook
We anticipate the long-term demand for energy is growing worldwide, driving the need for additional energy infrastructure. At the same time, increased environmental awareness is resulting in the adoption of stricter environmental regulations not only in the United States, but in a number of other countries. In response to the demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas. Internationally, power providers are constructing new nuclear power facilities. These market trends are driving the demand for both our separation/filtration products as well as our SCR systems, creating significant opportunities for us.
Factors that are expected to impact our results in fiscal 2010 include the following:
•	The domestic and international economies are currently experiencing a significant recession and there has also been an increase in credit restrictions in the global financial markets. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings and liquidity to be impacted to the extent that the global recession and global credit restrictions impact the markets we serve.
•	Our Series A convertible preferred stock is presently convertible into 2,642,500 shares of our common stock. In addition, the warrants issued in connection with our preferred stock financing will become exercisable for 1,321,250 shares of our common stock in March 2010. The shares of common stock underlying the Series A convertible preferred stock and the warrants are expected to be deemed outstanding when calculating diluted earnings per share (“EPS”). Accordingly, diluted EPS in future periods may be lower due to the increase in the number of shares.
•	In September 2009, we used the net proceeds from our preferred stock financing and available cash to repay all outstanding indebtedness under our subordinated term loan. The repayment of this indebtedness will reduce our interest expense. However, we are obligated to pay dividends on the outstanding Series A convertible preferred stock. Any improvement in net income and EPS resulting from lower interest expense will be partially offset by dividends payable to holders of our Series A convertible preferred stock.
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2.5 million, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. The Company has recorded an accrual of $525 related to repairs performed by the Company and the applicable insurance deductible. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. At this time, we believe that MMPP’s claims are without merit and we intend to vigorously defend this suit.

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
In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both our existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plants. Additional sampling and evaluation of the groundwater concerns determined that levels of impact did not exceed applicable regulatory standards, and that further investigation and remediation was not required. At the Vermont Street plant in Wichita Falls, the results of these assessments indicated soil and groundwater contamination. Further investigation was conducted and soil remediation was completed in July 2009. We will continue to monitor groundwater at the site for an additional five years. We are seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse us for these costs.
Under the contract for the Nitram acquisition, $10,920 of the purchase price was placed in escrow to reimburse the Company for breach of representation and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure and environmental matters. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, is to be released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. As of June 30, 2009, the Company has filed claims totaling $1,578 against the escrow. The claims made by the Company are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. The first three escrow payments have been released to the sellers, withholding $978 for claims, which represents the Company’s claims of $1,578 less the 1% deductible, estimated at $610. The sellers have objected to and the parties are currently in the process of negotiating the escrow claims.
We are also involved, from time to time, in various litigation, claims and proceedings, arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.

Backlog
Our backlog of uncompleted orders was approximately $73,000 at June 30, 2009, compared to $107,000 at June 30, 2008. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. We believe the decrease in our backlog from June 30, 2008 can be attributed to the weak global economy. Of our backlog at June 30, 2009, we estimate approximately 96% will be completed during fiscal 2010, compared to 97% at June 30, 2008 that we anticipated would be completed in fiscal 2009.
Financial Position
Assets. Total assets decreased by $13,556 or 8.1%, from $166,736 at June 30, 2008 to $153,180 at June 30, 2009. We held cash and cash equivalents of $17,738, had working capital of $40,247, and a current liquidity ratio of 1.8-to-1.0 at June 30, 2009. This compares with cash and cash equivalents of $11,444, working capital of $42,334, and a current liquidity ratio of 1.8-to-1.0 at June 30, 2008. The decrease in our assets is primarily related to the decrease in accounts receivables, inventories and intangibles.
Liabilities and Stockholders’ Equity. Total liabilities decreased by $16,583 or 13.4%, from $123,805 at June 30, 2008 to $107,222 at June 30, 2009. This decrease in liabilities primarily relates to the payment of debt and accounts payables and the reduction of deferred tax liabilities. The increase in our stockholders’ equity of $3,027, or 7.1%, from $42,931 at June 30, 2008 resulted primarily from an increase in retained earnings due to net earnings in fiscal 2009. Our debt (total liabilities)-to-equity ratio changed from 2.9-to-1.0 at June 30, 2008, to 2.3-to-1.0 at June 30, 2009 reflecting the debt and liabilities payments during fiscal 2009.
Liquidity and Capital Resources
Our cash and cash equivalents were $17,738 as of June 30, 2009, compared to $11,444 at June 30, 2008. Net cash provided by operating activities during fiscal 2009 was $15,751 compared to net cash provided by operating activities of $784, and $9,422 during fiscal 2008 and fiscal 2007 respectively.
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At June 30, 2009, the balance of these working capital accounts was $27,387 compared to $31,872 at June 30, 2008, reflecting a decrease of our investment in these working capital items of $4,485. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. During fiscal 2009, cash provided in operating activities primarily related to the timing of shipments and obtaining other milestones that allowed us to invoice our customers.
Net cash used in investing activities was $4,968 for fiscal 2009, compared to net cash used in investing activities of $63,141 and $236 for fiscal 2008 and 2007, respectively. The use of cash during fiscal 2009 related primarily to purchasing property and equipment, and the acquisition of Nitram. The net cash used in fiscal 2008 is primarily for the acquisition of Nitram. The use of cash during fiscal 2007 related primarily to purchasing property and equipment and an increase in restricted cash, partially offset by cash provided from the sale of our former headquarters facility.

Net cash used by financing activities was $4,000 for fiscal 2009, compared to net cash provided of $56,764 and $1,292 for fiscal 2008 and 2007, respectively. The cash used in fiscal 2009 related primarily to the payment of debt. The cash provided in fiscal 2008 primarily related to proceeds from the long-term debt associated with the Nitram acquisition less the costs of incurring the debt. The cash provided in fiscal 2007 related to the proceeds and tax benefits from the issuance of common stock pursuant to the exercise of employee stock options.
As a result of the above factors, our cash and cash equivalents during fiscal 2009 increased $6,294 compared to a decrease of $5,571 during fiscal 2008, and a net increase of $10,604 in fiscal 2007.
Credit Facilities
Concurrently with the closing of the Nitram acquisition, we entered into a new revolving credit and term loan agreement, dated April 30, 2008 (the “Senior Secured Credit Agreement”), with Comerica Bank, as administrative agent, and several other financial institutions. The Senior Secured Credit Agreement provides for a $40,000 term loan and a $20,000 revolving credit facility.
At the acquisition closing, we borrowed $40,000 under the senior term loan and borrowed an additional $20,000 pursuant to a subordinated secured term loan. The proceeds from the senior and subordinated term loans, together with cash on hand, were used to fund our acquisition of Nitram and related transaction costs.
On September 9, 2009, we entered into an amendment to our Senior Secured Credit Agreement. The amendment enhances our financial flexibility by relaxing certain of the required financial covenants for the remaining terms of the senior term loan and revolving credit facility. In connection with the amendment, the interest rate margins on the senior term loan and revolving credit facility were revised. We paid our lenders an amendment fee of $350.
On September 4, 2009, the subordinated term loan was repaid in full using the proceeds from the Company’s private placement of preferred stock and warrants and available cash.
The senior term loan matures on March 31, 2013. Interest on the senior term loan, as amended, is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 275 and 400 basis points based on our consolidated total leverage (“CTL”) ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 375 and 500 basis points based on our CTL ratio. The Senior Secured Credit Agreement requires quarterly principal payments on the senior term loan of $1,000 through April 1, 2011 and $1,500 thereafter through April 1, 2013, with the balance of the senior term loan due at maturity. The Senior Secured Credit Agreement also requires additional principal payments of the senior term loan based upon our cash flow that began in the 2009 fiscal year, the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt.
The revolving credit facility matures on April 30, 2011. Interest under the revolving credit facility, as amended, is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 275 and 375 basis points based on our CTL ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 350 and 475 basis points based on our CTL ratio. Under this revolving credit facility, we have a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base).

The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of our company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions, as well as other customary covenants.
As required by the Senior Secured Credit Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior term loan, with a notional amount of $20,000 (the “Hedging Transaction”). The Hedging Transaction became effective on August 15, 2008 and that will terminate on April 2, 2012. Under the terms of the Hedging Transaction, the counterparty is required to pay to us, on the first business day of each quarter, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Hedging Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Hedging Transaction amortized $5,000 on October 1, 2008 and will amortize in the amount of (i) $5,000 on October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the counterparty makes the payments required under the Hedging Transaction, we will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 275 to 350 basis points based on our CTL ratio, for the term of the Hedging Transaction.
Private Placement of Preferred Stock and Warrants
On September 4, 2009, we issued and sold shares of Series A convertible preferred stock and warrants in a private placement for an aggregate purchase price of $21,140. We used the net proceeds and available cash to repay all outstanding indebtedness under our subordinated term loan. The preferred stock is immediately convertible, at the option of the holder, into shares of common stock at an initial conversion price of $8.00 per share, subject to certain anti-dilution adjustments. The conversion price will be adjusted for stock splits, dividends and the like and in the event the Company issues and sells its equity securities at a price below the conversion price. No adjustment will be made for one or more equity offerings of up to an aggregate of $10,000 within the twelve months of the issuance of the preferred stock. In addition, holders of the preferred stock are entitled to quarterly dividends at an annual rate of 6.0%. All dividends will be cumulative and compound quarterly and may be paid, at our option, in cash or common stock, or a combination of the two.
In the event we fail to fulfill our obligations under the preferred stock, the dividend rate will increase to an annual rate of 8.0%.
The warrants entitle the holders to purchase 50% of the number of shares of common stock that may be obtained upon conversion of the preferred stock at an exercise price of $10.56, subject to adjustment in the event of stock splits, dividends and the like. The warrants have a five-year term and will become exercisable six-months after their issuance.
We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2009.
Aggregate Contractual Obligations
The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 30, 2009.

	Payments Due by Period
		Less Than 1	1 to 3	3 to 5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Debt — Term Loans (1)	$64,070	$29,501	$14,004	$20,565	$—
Purchase obligations (2)	16,480	16,480	—	—	—
Stand-by letters of credit (3)	16,669	11,778	3,855	1,036	—
Operating lease obligations	6,841	1,007	1,728	1,476	2,630

Total contractual obligations	$104,060	$58,766	$19,587	$23,077	$2,630

(1)	Term debt obligations include interest calculated based on the rates in effect on June 30, 2009.

(2)	Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2009. We believe that some of these obligations could be canceled for payment of a nominal penalty, or no penalty. However, the amount of open purchase orders that could be canceled in this manner is difficult to quantify. In addition, we generally have contracts with our customers that minimize our exposure to losses for materials purchased within lead-times necessary to meet customer forecasts.

(3)	The stand-by letters of credit include $11,853 issued under our $20,000 revolving credit facility and $4,815 outstanding under the debenture agreement in the U.K.
Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.
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
Intangible assets subject to amortization acquired as part of the Nitram acquisition include customer backlog, licensing agreements, and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets considered to have indefinite lives, which were acquired in the Nitram acquisition, are trade names and design guidelines. The Company evaluates the recoverability of intangible assets annually, or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets, including property, plant, and equipment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our goodwill and other intangibles. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow in excess of the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisition. We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
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
Interest Rate Risk
We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At June 30, 2009, we had $36,000 of outstanding borrowings under this Agreement. Currently we have an interest rate cap transaction with a notional amount of $15,000, or 50% of our variable rate debt. This cap transaction complies with our obligation under our Senior Secured Credit Agreement.
To assess exposure to interest rate changes, we performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates on borrowings under our Senior Secured Credit Agreement. Our analysis indicates that the effect on fiscal 2009 income before taxes of such an increase and decrease in interest rates would be approximately $1%.
Foreign Currency Risk
Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed principally in the local currency and therefore provide a “natural hedge” against currency fluctuations. The impact of currency exchange rate movements on inter-company transactions has been, and is expected to continue to be immaterial. We did not have any currency derivatives outstanding as of, or during the fiscal year ended June 30, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
PMFG, Inc.
We have audited the accompanying consolidated balance sheets of PMFG, Inc. (a Delaware corporation) and subsidiaries (the “Company”, formerly Peerless Mfg. Co.) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMFG, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.
As described in Note A to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109,” effective as of July 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMFG, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2009 expressed and unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 14, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
PMFG, Inc.
We have audited PMFG, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”, formerly Peerless Mfg. Co.) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PMFG, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated September 14, 2009 expressed and unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 14, 2009

PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands)
ASSETS

	June 30,
	2009	2008
Current assets:
Cash and cash equivalents	$17,738	$11,444
Restricted cash	4,132	2,789
Accounts receivable — trade — net of allowance for doubtful accounts of $460 and $625, respectively	29,551	37,532
Inventories — net	9,354	15,904
Costs and earnings in excess of billings on uncompleted contracts	21,716	24,468
Deferred income taxes	2,816	2,330
Other current assets	2,384	2,479

Total current assets	87,691	96,946

Property, plant and equipment — net	8,465	8,324
Intangible assets — net	22,084	27,097
Goodwill	29,432	27,875
Equity method investment	2,526	1,930
Other assets	2,982	4,564

Total assets	$153,180	$166,736

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,
	2009	2008
Current liabilities:
Accounts payable	$15,647	$23,358
Current maturities of long-term debt	6,820	4,000
Billings in excess of costs and earnings on uncompleted contracts	8,233	6,770
Commissions payable	2,764	1,618
Income taxes payable	1,342	885
Accrued product warranties	1,242	1,224
Customer Deposits	2,261	4,822
Accrued liabilities and other	9,135	11,935

Total current liabilities	47,444	54,612

Long-term debt	49,180	56,000
Deferred income taxes	9,559	12,196
Other non-current liabilities	1,039	997

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized, 25,000,000 shares of $0.01 par value; issued and outstanding, 13,078,760 and 13,023,370 shares at June 30, 2009 and 2008, respectively	131	130
Additional paid-in capital	10,186	9,018
Accumulated other comprehensive income (loss)	(708)	330
Retained earnings	36,349	33,453

Total stockholders’ equity	45,958	42,931

Total liabilities and stockholders’ equity	$153,180	$166,736

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Year ended June 30,
	2009	2008	2007

Revenues	$158,006	$140,496	$75,141
Cost of goods sold	109,403	99,216	51,343

Gross profit	48,603	41,280	23,798
Operating expenses
Sales and marketing	15,915	11,660	8,127
Engineering and project management	8,109	5,652	4,094
General and administrative	15,152	11,811	6,827
Gain on sale of property	—	—	(3,501)

	39,176	29,123	15,547

Operating income	9,427	12,157	8,251

Other income (expense)
Interest income	123	1,016	433
Interest expense	(6,132)	(1,084)	—
Foreign exchange gain (loss)	(354)	480	171
Other income (expense)	539	(46)	(15)

	(5,824)	366	589

Earnings before income taxes	3,603	12,523	8,840
Income tax expense	(707)	(4,168)	(2,928)

Net earnings	$2,896	$8,355	$5,912

BASIC EARNINGS PER SHARE	$0.22	$0.65	$0.47

DILUTED EARNINGS PER SHARE	$0.22	$0.64	$0.46

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Amounts in thousands)

				Accumulated
			Additional	Other		Total
	No. of	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Income	Earnings	Equity

Balance at June 30, 2006	3,134	3,134	3,143	245	19,395	25,917

Comprehensive income
Net earnings					5,912	5,912
Foreign currency translation adjustment				186		186

Total comprehensive income						6,098

Restricted stock grants	11	11	61			72
Stock options expense			158			158
Stock options exercised	77	77	921			998
Stock split in the form of a stock dividend	3,218	3,218	(3,218)			—
Income tax benefit related to stock options exercised			294			294

Balance at June 30, 2007	6,440	$6,440	$1,359	$431	$25,307	$33,537

Comprehensive income
Net earnings					8,355	8,355
Foreign currency translation adjustment				(101)		(101)

Total comprehensive income						8,254

Restricted stock grants	40	40	676			716
Stock options expense			54			54
Stock options exercised	32	32	231			263
Reorganization stock conversion	6,512	(6,382)	6,382			—
Income tax benefit related to stock options exercised			316			316
Adoption of accounting standard — FIN 48					(209)	(209)

Balance at June 30, 2008	13,024	$130	$9,018	$330	$33,453	$42,931

Comprehensive income
Net earnings					2,896	2,896
Foreign currency translation adjustment				(1,038)		(1,038)

Total comprehensive income						1,858

Restricted stock grants	55	1	1,128			1,129
Stock options expense			40			40

Balance at June 30, 2009	13,079	$131	$10,186	$(708)	$36,349	$45,958

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands

	Year ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$2,896	$8,355	$5,912
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,651	3,863	664
Deferred financing	768	—	—
Deferred income taxes	(3,362)	(2,888)	940
Deferred rent expense	134	70	62
Bad debt expense	(165)	160	3
Provision for warranty expense	443	686	186
Inventory valuation reserve	169	221	217
Gain on sale of property	—	—	(3,501)
Excess tax benefits from stock-based payment arrangements	—	(316)	(294)
Stock-based compensation	1,169	770	230
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	8,141	(3,745)	(4,844)
Inventories	6,381	1,689	738
Costs and earnings in excess of billings on uncompleted contracts	2,746	(8,504)	(2,051)
Other current assets	95	(383)	(215)
Other assets	280	307	27
Accounts payable	(7,720)	(326)	3,406
Billings in excess of costs and earnings on uncompleted contracts	1,463	(200)	4,369
Commissions payable	1,146	217	163
Income taxes payable	457	(375)	1,795
Product warranties	(425)	(103)	(171)
Accrued liabilities and other	(5,516)	1,286	1,786

Net cash provided by operating activities:	15,751	784	9,422

Cash flow from investing activities:
Decrease (increase) in restricted cash	(1,828)	22	(2,811)
Purchases of property and equipment	(1,822)	(1,176)	(1,662)
Proceeds from the sale of property and equipment	—	12	4,237
Business acquisition, net of cash acquired	(1,318)	(61,999)	—

Net cash used in investing activities	(4,968)	(63,141)	(236)

Cash flows from financing activities:
Proceeds from long-term debt	—	60,000	—
Payment of debt	(4,000)	—	—
Payment of debt issuance cost	—	(3,815)	—
Proceeds from exercise of stock options	—	263	998
Excess tax benefits from stock-based payment arrangements	—	316	294

Net cash (used in) provided by financing activities	4,000	56,764	1,292
Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Continued
Amounts in thousands

	Year ended June 30,
	2009	2008	2007

Effect of exchange rate changes on cash and cash equivalents	(489)	22	126

Net increase (decrease) in cash and cash equivalents	6,294	(5,571)	10,604

Cash and cash equivalents at beginning of period	11,444	17,015	6,411

Cash and cash equivalents at end of period	$17,738	$11,444	$17,015

Supplemental information on cash flow:
Income taxes paid	$3,010	$7,250	$481
Income taxes refunded	$—	$—	$(297)
Leasehold improvements incentive allowance	$39	$—	$578
Interest paid	$5,233	$267	$—
The preliminary purchase consideration for the Nitram acquisition was $64,260, subject to a post-closing working capital adjustment of $1,150. The $61,999 presented as an investing activity during the year ended June 30, 2008 represents the preliminary purchase consideration for Nitram, net of $2,261 of cash acquired.
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company is a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The Company primarily serves the markets for power generation, natural gas infrastructure, and refining and petrochemical processing. The Company offers a broad range of systems and products through its two reportable segments: Process Products and Environmental Systems. Process Products include separation and filtration products which remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. In addition, products in our Process Products segment include pulsation dampeners and heat exchangers. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petro-chemical processing. The Company’s selective catalytic reduction, or SCR, systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping its customers comply with environmental regulations.
The Company’s products are manufactured principally at plants located in Texas and are sold worldwide. Primary customers include equipment manufacturers, engineering contractors and operators of power plants.
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. for approximately $64,428 including transaction costs. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc. and Alco Products, producers of equipment similar and complementary to the Company’s existing systems and products.
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
(Amounts in thousands, except per share amounts)
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
The consolidated financial statements include the financial results of Nitram for the twelve months ending June 30, 2009 and for the two months ending June 30, 2008, the period the Company owned Nitram.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
At June 30, 2009 and 2008, the Company had $8,439 and $5,833, respectively, in foreign bank balances in Canada, Singapore and the United Kingdom. The restricted cash balance as of June 30, 2009, was $4,132. The restricted cash balance as of June 30, 2008 was $2,789. This balance was restricted as collateral for stand-by letters of credit and bank guarantees.
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
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
The Company had $1,461 and $1,665 of current retention receivables included in accounts receivable — trade at June 30, 2009 and 2008, respectively. Additionally, $0 and $94 of long-term retention receivables are included in other assets at June 30, 2009 and 2008, respectively.
Changes in the Company’s allowance for doubtful accounts in the last three fiscal years are as follows:

	Year ended June 30,
	2009	2008	2007
Balance at beginning of year	$625	$465	$462
Bad debt expense	(165)	160	3
Accounts written off, net of recoveries	—	—	—

Balance at end of year	$460	$625	$465

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
Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” issued by the Financial Accounting Standards Board (“FASB”) in May 2005, requires that voluntary changes in an accounting principle are to be applied retrospectively to prior financial statements. The effect of the change was immaterial to the Company’s consolidated results of operations for fiscal years 2008 and 2007, and therefore, retroactive application has not been presented.
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
(Amounts in thousands, except per share amounts)
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
Intangible assets subject to amortization acquired as part of the Nitram acquisition include customer backlog, licensing agreements, and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets considered to have indefinite lives, which were acquired in the Nitram acquisition, are trade names and design guidelines. The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
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
(Amounts in thousands, except per share amounts)
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
Debt Issuance Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on our consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis, which approximates the effective interest method. Amortization of deferred financing costs included in interest expense was $768, $127, and $0 in fiscal 2009, 2008 and 2007, respectively. The unamortized balance was $3,688 and $2,945 at June 30, 2009 and 2008, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS 123R, “Share-Based Payment.” Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost over the requisite service period.
Shipping and Handling Policy
Shipping and handling fees of finished goods charged to customers are reported as revenues. Shipping and handling costs that are incurred that relate to products sold are reported as cost of goods sold. Shipping and handling fees included in revenues were $401, $325, and $466, for fiscal 2009, 2008, and 2007, respectively. Shipping and handling costs included in cost of goods sold were $1,260, $512, and $447, for fiscal 2009, 2008 and 2007, respectively.
Advertising Costs
Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred. Advertising expenditures were approximately $129, $103, and $37 in fiscal 2009, 2008 and 2007, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Design, Research and Development
Design, research and development costs are charged to operating expenses under the engineering and project management category in the periods incurred. Design, research and development expenditures were approximately $449, $229, and $54 in fiscal 2009, 2008 and 2007, respectively.
Revenues Presented Net of Taxes
The Company presents revenues net of sales taxes in its consolidated statements of operations.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes” and FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB109”. The Company adopted FIN 48 on July 1, 2007. Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.
Equity Method Investments
The Company uses the equity method to account for investments in unconsolidated subsidiaries where such investment ranges between 20% and 50% ownership.
Earnings Per Share
Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share gives effect to the assumed exercise of stock options and vesting of restricted stock when dilutive.
Foreign Currency
All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the fiscal years ended June 30, 2009, 2008 and 2007. The resulting translation adjustments are made directly to a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
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
Subsequent Events
The Company evaluates, for disclosure, events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Recognized and non-recognized subsequent events are disclosed.
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that serves to define fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective July 1, 2008 with no effect to its results of operations or financial position. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (e.g. inventory impairment assessments). This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to July 1, 2009. SFAS 157 related to nonfinancial assets and nonfinancial liabilities has no significant impact on the Company’s results of operations and financial position.
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
(Amounts in thousands, except per share amounts)
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS — CONTINUED
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
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), to revise the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The purpose of FSP FAS 142-3 is to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008 and for interim periods within those years, with early adoption not permitted. FSP FAS 142-3 is effective for the Company beginning July 1, 2009. The Company is currently assessing the impact that adoption of FSP FAS 142-3 may have on its financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 supersedes Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”). The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with US GAAP, is not materially different from the guidance contained in SAS 69. The provisions of SFAS 162 will become effective for the Company in its first quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.
In November 2008, the EITF reached a consensus in Issue No. 08-6, “Equity Method Investment Accounting Considerations”. This Issue clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted this accounting guidance on January 1, 2009, with no significant impact on its financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS — CONTINUED
In April 2009, the FASB approved FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance for fiscal year ending June 30, 2009 with no significant impact to its results of operations or financial position.
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
In April 2009, the FASB approved FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 157-4 for the fiscal year ended June 30, 2009 did not have an impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Statement’s objective is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. For the fiscal year ended June 30, 2009, the Company adopted SFAS 165 and the adoption resulted in the recognized subsequent event discussed in more detail in Note T — “Subsequent Events” of this Report.
In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company adopted this FSP effective July 1, 2009. This FSP did not have a significant impact on the earnings per share calculation.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS — CONTINUED
From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not effective will not have a material impact on our consolidated financial statements upon adoption.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). SFAS 167 changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for annual periods beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 in fiscal 2011. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.
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
The Company is not dependent upon any single customer or group of customers in either of its two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variances in its major customers. During fiscal 2007, one customer, Pratt & Whitney Power Systems, placed a large order which accounted for 21% and 14% of our consolidated revenue for fiscal 2008 and 2007, respectively. Two customers accounted for approximately 6% of the Company’s accounts receivable. Other than those, no single customer accounted for more than 5% of the Company’s accounts receivable, in fiscal 2009, 2008 and 2007.
NOTE D. NITRAM ACQUISITION
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. and Subsidiaries (“Nitram”). The total consideration paid for the acquisition as of June 30, 2009 was $64,428, which included $1,689 in acquisition costs. During the twelve months ended June 30, 2009, the Company identified post-closing adjustments and allocated the final price to the fair value of the net assets acquired. Nitram’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition
Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc., and Alco Products, an unincorporated division. Burgess-Manning manufactures custom-designed gas/liquid and gas/solid separators, pulsation dampeners and silencers. Bos-Hatten manufactures custom-designed shell and tube heat exchangers. Alco Products manufactures custom-designed hairpin-style specialty heat exchangers. These businesses principally serve the oil/natural gas, chemical/petrochemical and power generation industries. Nitram owns manufacturing facilities in Wichita Falls and Cisco, Texas.
As a result of the acquisition, Nitram’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. The business combination was accounted for under Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations.” The application of purchase accounting under Statement No. 141 requires the total purchase price to be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values on the acquisition date, with amounts exceeding fair value being recorded as goodwill.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE D. NITRAM ACQUISITION — CONTINUED
The following table summarizes the allocation of the preliminary purchase price and a reconciliation to the final price:

	June 30, 2008	Adjustments	June 30, 2009

Fair value of tangible assets acquired	$34,603		$34,603
Intangible assets	30,049		30,049
Goodwill	27,875	1,557	29,432
Assumed liabilities	(16,263)		(16,263)
Deferred tax liabilities	(13,154)	(239)	(13,393)

Total net assets acquired	$63,110		$64,428

The changes to goodwill includes $634 post closing working capital adjustments, $684 additional costs, and $239 adjustment to the opening deferred tax liabilities.
The following table summarizes the fair values of the net tangible assets acquired:

Fair Value
at Acquisition

Assets Acquired

Cash	$2,261
Accounts receivable	11,516
Inventory	13,896
Prepaid expenses	450
Property, plant and equipment	4,312
Equity method investment	1,930
Other assets	238

$34,603

Liabilities Assumed

Accounts payable	$6,461
Customer deposits	7,599
Other liabilities	2,203

$16,263

Net tangible assets acquired	$18,340

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE D. NITRAM ACQUISITION — CONTINUED
The following table summarizes the fair values of the intangible assets acquired and the balance of accumulated amortization and net book value at June 30, 2008 and 2009:

		Licensing	Customer		Design
	Backlog	agreements	relationships	Tradenames	guidelines	Total

Fair Value Allocation	$6,489	$2,199	$6,141	$4,729	$10,491	$30,049
Amortization	(2,734)	(73)	(145)			(2,952)

Balance as of June 30, 2008	3,755	2,126	5,996	4,729	10,491	27,097

Amortization	(3,755)	(440)	(818)	—	—	(5,013)

Balance as of June 30, 2009	$—	$1,686	$5,178	$4,729	$10,491	$22,084

Weighted-Average Estimated Useful Life	0.7 years	5 years	14 years	indefinite	indefinite
The amounts of goodwill and intangible assets are not deductible for tax purposes. The following table summarizes the estimated amortization expense of intangible assets.

Amortization	Total
Fiscal Year	Amount

2010	$977
2011	919
2012	855
2013	772
2014	405
The following consolidated pro-forma (unaudited) information is based on historical information for the twelve months ended June 30, 2009 and 2008 and gives effect to the Nitram acquisition as if it had occurred at the beginning of the comparative period:

	Year ended June 30,
	2008	2007
Revenue	$194,471	$125,576
Net earnings	3,846	(2,051)
Diluted earnings per share	$0.29	$(0.16)

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE D. NITRAM ACQUISITION — CONTINUED
Included in the Nitram purchase, the Company acquired a 40% investment in Burgess Miura Co., Ltd, a joint venture in Japan. The Company is planning to exit from the joint venture and anticipates recovering its investment. The total net assets of the joint venture are $6,315, with the Company’s 40% share equal to $2,526. The Company has estimated the book value approximates fair value. The income from the investment is $435 and $0 for fiscal 2009 and fiscal 2008, respectively and is recorded in other Income.
NOTE E. INVENTORIES
Principal components of inventories are as follows:

	June 30,
	2009	2008

Raw materials	$6,053	$6,804
Work in progress	3,338	9,041
Finished goods	685	684

	10,076	16,529

Reserve for obsolete and slow-moving inventory	(722)	(625)

	$9,354	$15,904

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Year ended June 30,
	2009	2008	2007
Balance at beginning of year	$625	$532	$434
Additions	169	221	217
Amounts written off	(72)	(128)	(119)

Balance at end of year	$722	$625	$532

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE F. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:

	June 30,
	2009	2008

Buildings & improvements	$3,441	$3,163
Equipment	9,730	8,729
Furniture and fixtures	4,054	3,938

	17,225	15,830
Less accumulated depreciation	(9,024)	(7,770)

	8,201	8,060
Land	264	264

	$8,465	$8,324

Depreciation expense for all property, plant and equipment for the fiscal years ended June 30, 2009, 2008 and 2007 totaled $1,638, $911, and $664, respectively. The amount of depreciation allocated to cost of goods sold for the fiscal years ended June 30, 2009, 2008 and 2007 totaled $834, $423, and $348, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE G. ACCRUED LIABILITIES
The components of accrued liabilities and other are as follows:

	June 30,	June 30,
	2009	2008

Accrued start-up (commissioning) expense	$3,327	$3,426
Accrued compensation	2,233	3,070
Accrued professional expenses	2,462	3,507
Other	1,113	1,932

	$9,135	$11,935

NOTE H. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	June 30,
	2009	2008
Costs incurred on uncompleted contracts and estimated earnings	$92,824	$154,142
Less billings to date	(79,341)	(136,444)

	$13,483	$17,698

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	June 30,
	2009	2008
Costs and earnings in excess of billings on uncompleted contracts	$21,716	$24,468
Billings in excess of costs and earnings on uncompleted contracts	(8,233)	(6,770)

	$13,483	$17,698

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE I. LONG-TERM DEBT
Outstanding long-term obligations were as follows:

			June 30,	June 30,
	Interest Rate	Maturities	2009	2008

Senior secured credit facilities:
Revolving credit facility	Prime + 1%	2011	$—	$—
Term loan	* Prime + 1.25%	2013	36,000	40,000

Total senior secured credit facilities			36,000	40,000
Subordinated secured term loan	15%	2013	20,000	20,000

Total long-term debt			56,000	60,000
Less current maturities			(6,820)	(4,000)

Total long-term debt, less current portion			$49,180	$56,000

*	Interest rate on portion of term loan: LIBOR + 3.50%
In connection with the financing of the Nitram acquisition on April 30, 2008, the Company entered into a new revolving credit and term loan agreement, dated April 30, 2008 (the “Senior Secured Credit Agreement”), with Comerica Bank, as administrative agent, and several other financial institutions. The Senior Secured Credit Agreement provides for a $40,000 term loan and a $20,000 revolving credit facility.
At the acquisition closing, the Company borrowed $40,000 under the senior term loan and an additional $20,000 pursuant to a subordinated secured term loan. The proceeds from the senior and subordinated term loans, together with cash on hand, were used to fund the acquisition of Nitram and related transaction costs.
On September 4, 2009, the subordinated term loan was repaid in full using the proceeds from the Company’s preferred stock financing and available cash. See Note T of this Report for further information. Interest on the subordinated note was payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated term loan.
The senior term loan matures on March 31, 2013. Interest on the senior term loan is payable quarterly at a floating rate per annum (6.25% at June 30, 2009) equal to either (a) for prime rate loans, a margin of between 50 and 125 basis points based on the Company’s consolidated total leverage (“CTL”) ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 275 and 350 basis points based on our CTL ratio. The Senior Secured Credit Agreement requires quarterly principal payments on the senior term loan of $1,000 through and including April 1, 2011 and $1,500 thereafter through March 31, 2013, with the balance of the senior term loan due at maturity. The Senior Secured Credit Agreement also requires additional principal payments of the senior term loan based upon the Company’s cash flow beginning in the 2009 fiscal year, the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE I. LONG-TERM DEBT — CONTINUED
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions. It also contains covenants and events of default that, among other things, require the Company to satisfy financial tests and maintain financial ratios, including a minimum fixed charge coverage ratio between 1.25 to 1.00, a maximum leverage ratio between 4.00 to 1.00 and a minimum net worth requirement at all times not less than the base adjusted net worth.
The revolving credit facility matures on April 30, 2011. As of June 30, 2009, interest under the revolving credit facility is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 25 and 100 basis points based on the Company’s CTL ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 225 and 300 basis points based on our CTL ratio. Under this revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base). There were no outstanding borrowings under the revolving credit facility at June 30, 2009.
The following table reflects $2,820 recapture of excess cash against the senior term loan and the payment of all outstanding indebtedness under its subordinate term loan, which was paid from the proceeds of the private placement of Series A convertible preferred stock and warrants.

	5 Year Maturity
	Fiscal Year
	Total	2010	2011	2012	2013

Senior Term Loan	$36,000	$6,820	$4,000	$6,000	$19,180
Subordinated Term Loan	$20,000	—	—	—	20,000

	56,000	6,820	4,000	6,000	39,180

As required by the Senior Secured Credit Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest
Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2008 and will amortize in the amount of (i) $5,000 on October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 275 to 350 basis points based on our CTL ratio, for the term of the Interest Rate Cap Transaction. At June 30, 2009 the Interest Rate Cap Transaction has an estimated fair market value of $38.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE I. LONG-TERM DEBT — CONTINUED
Prior to entering into the debt agreements to finance the Nitram acquisition, the Company had no long-term debt and substantial cash balances. The Company’s current debt agreements contain covenants and events of default that, among other things, require it to satisfy financial tests and maintain financial ratios, including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum net worth requirement. On September 9, 2009, in recognition of the weak global business environment, we amended our senior secured term loan agreement to adjust certain of the financial covenant requirements. See Note T. In connection with the amendment, the interest rate margins on the senior term loan and revolving credit facility were revised. Among other things, these covenants and events of default limit the Company’s ability to, or do not permit it to:
•	incur additional debt;
•	create or permit to exist certain liens;
•	pay dividends on, or redeem or repurchase, capital stock;
•	engage in specified asset sales, including capital stock of subsidiaries;
•	enter into transactions with affiliates;
•	engage in mergers and acquisitions; and
•	make capital expenditures.
As of June 30, 2009, the Company was in compliance with all covenants in its debt agreements.
At June 30, 2009, there was $11,853 of letters of credit outstanding under the Company’s revolving credit facility, leaving $8,147 of maximum availability. Actual availability under the facility at June 30, 2009 was $2,280 based on a formula as defined in the agreement. The $11,853 letters of credit outstanding include a $1,772 letter of credit issued to a foreign bank to support its foreign subsidiary.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE I. LONG-TERM DEBT — CONTINUED
The Company’s U.K. subsidiary has a £4,200 ($6,911) debenture agreement used to facilitate issuances of letters of credit and bank guarantees. At June 30, 2009, this facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, and by a cash deposit of £2,511 ($4,132), which is recorded as restricted cash on the consolidated balance sheet. At June 30, 2009, there was £2,926 ($4,815) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2008; there was £2,144 ($4,271) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement.
NOTE J. PRODUCT WARRANTIES
The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed-upon specifications at the time of delivery and typically for a period of 12 to 18 months from the date of customer acceptance, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from its suppliers. The Company provides for the estimated cost of product warranties based on historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product revenues are recognized. Revision to the estimated product warranties is made when necessary, based on changes in these factors.
Product warranty activity is as follows:

	Year ended June 30,
	2009	2008	2007

Balance at beginning of period	$1,224	$641	$626
Provision for warranty expenses	443	686	186
Warranty charges	(425)	(103)	(171)

Balance at end of period	$1,242	$1,224	$641

NOTE K. COMMITMENTS AND CONTINGENCIES
The Company leases office space, office equipment and other personal property under operating leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $676, $717, and, $325 for fiscal 2009, 2008 and 2007, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE K. COMMITMENTS AND CONTINGENCIES — CONTINUED
At June 30, 2009, future minimum rental commitments under all operating leases are as follows:

Operating Leases	Total
Fiscal Year	Amount
2010	$1,007
2011	933
2012	795
2013	745
2014	731
Thereafter	2,630

$6,841

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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2.5 million, which it claims represents its net costs incurred related to this incident. The Company has recorded an accrual of $525 related to repairs performed by the Company and the applicable insurance deductible. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation, as it is still in the beginning stages of discovery. We believe that MMPP’s claims are without merit and we intend to vigorously defend this suit.
In April 2008, Burgess-Manning, Inc., a subsidiary of Nitram, made a voluntary disclosure to the Office of Foreign Assets Control (“OFAC”) regarding sales of industrial separators to Iran. The Company cannot predict the response of OFAC, the outcome of any related proceeding or the likelihood that future proceedings will be instituted against the Company. In the event that there is an adverse ruling in any proceeding, the Company may be required to pay fines and penalties.
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls, and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plants. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards, and that further investigation and remediation was not required. Soil remediation at the Vermont Street Plant in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at the site for an additional five years. The total cost accrued are $613 at June 30, 2009, which have been discounted using a rate of 3.25%. The Company is seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse these costs.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE K. COMMITMENTS AND CONTINGENCIES — CONTINUED
Under the contract for the Nitram acquisition, $10,920 of the purchase price was placed in escrow to reimburse the Company for breach of representation and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure and environmental matters. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, is to be released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. As of June 30, 2009, the Company has filed claims totaling $1,578 against the escrow. The claims made by the Company are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. The first four escrow payments have been released to the sellers, withholding $968 for claims, which represents the Company’s claims of $1,578, less the 1% deductible estimated of $610. The sellers have objected to the claims and the parties are currently in the process of negotiating the escrow claims.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accounts for its litigation contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which require that losses that are both probable and reasonably estimable be accrued.
NOTE L. STOCK-BASED COMPENSATION
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
(Amounts in thousands, except per share amounts)
NOTE L. STOCK-BASED COMPENSATION — CONTINUED
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
The Company did not grant any stock options during the years ended June 30, 2009 and 2008, but did grant 20,000 stock options during the year ended June 30, 2007. The Company uses newly issued shares of common stock to satisfy option exercises and restricted stock awards.
The Company recognized stock-based compensation costs in the amounts of $40, $54, and $158 for the fiscal years ended June 30, 2009, 2008, and 2007, respectively, and related tax-benefits of $14, $17, and $56 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The estimated forfeiture rate used to calculate the expense was 2.9%, 4.7%, and 1.7% for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.
SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the fiscal years ended June 30, 2009, 2008, and 2007 $0, $316, and $294, respectively, of such excess tax benefits were classified as financing cash flows.
A summary of the option activity under the Company’s stock-based compensation plans for the fiscal years ended June 30, 2009 and 2008 is as follows:

	Year ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at July 1	207,948	3.74	295,748	3.84
Granted	—	—	—	—
Exercised	—	—	(63,100)	4.16
Forfeited before vesting	—	—	(21,300)	3.30
Forfeited after vesting	—	—	(3,400)	3.89

Balance at June 30	207,948	3.74	207,948	3.74

Exercisable at June 30	192,948	3.68	162,404	3.60

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE L. STOCK-BASED COMPENSATION — CONTINUED
Options outstanding at June 30, 2009 had a weighted average remaining term of 4.89 years and an aggregate intrinsic value of $1,082 based upon the closing price of the Company’s common stock on June 30, 2009. The options exercisable at June 30, 2009 had a weighted average remaining term of 4.76 years and an aggregate intrinsic value of $1,017, based upon the closing price of the Company’s common stock on June 30, 2009. Options outstanding at June 30, 2008 had a weighted average remaining term of 5.89 years and an aggregate intrinsic value of $4,095 based upon the closing price of the Company’s common stock on June 30, 2008. The options exercisable at June 30, 2008 had a weighted average remaining term of 5.51 years and an aggregate intrinsic value of $3,222, based upon the closing price of the Company’s common stock on June 30, 2008.
No stock options were granted during fiscal 2008 or fiscal 2009. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the fiscal year ended June 30, 2007:

Year ended June 30,
2007
Expected volatility	44.5%
Expected term (years)	4.92
Risk free interest rate	5.11%
Dividend yield	—

Weighted average grant date fair value	$2.72
A summary of the stock options exercised during the fiscal years ended June 30, 2009, 2008 and 2007 is presented below:

	Year ended June 30,
	2009	2008	2007
Total cash received	$—	$262	$998
Income tax benefits	—	316	294
Total intrinsic value of options exercised	—	1,031	943
A summary of the Company’s unvested stock options and changes during the fiscal years ended June 30, 2009 and 2008 is presented below.

		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	45,544	$1.78	118,600	$1.71
New Grants	—		—
Vested	(30,544)	1.69	(51,756)	1.66
Forfeited	—		(21,300)	1.67

Unvested at end of period	15,000	1.97	45,544	1.78

The total fair value of stock options vested during the fiscal years ended June 30, 2009 and 2008 was $52, and $86, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE L. STOCK-BASED COMPENSATION — CONTINUED
As of June 30, 2009, the total remaining unrecognized compensation cost related to unvested stock options was $16. The weighted average remaining requisite service period of the unvested stock options was .53 years.
A summary of the restricted stock award activity under the plans for the fiscal years ended June 30, 2009 and 2008 is as follows:

	Year ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at July 1	111,288	$8.78	75,200	$6.09
New Grants	32,758	8.74	86,188	12.85
Vested	(37,335)	8.84	(44,900)	12.35
Forfeited	(1,464)	15.48	(5,200)	6.25

Balance at June 30	105,247	$14.05	111,288	$8.78

As of June 30, 2009, the total remaining unrecognized compensation cost related to unvested stock awards was $1,067. The weighted average remaining requisite service period of the unvested stock awards was 1.14 years.
NOTE M. STOCKHOLDER RIGHTS PLAN
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
(Amounts in thousands, except per share amounts)
NOTE M. STOCKHOLDER RIGHTS PLAN — CONTINUED
The Board of Directors may, at its discretion, redeem all outstanding rights for $0.001 per right at any time prior to the time the rights become exercisable. The rights will expire on August 15, 2018, unless earlier redeemed, exchanged or amended by the Board of Directors.
NOTE N. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense for the fiscal years ended June 30, 2009, 2008 and 2007 was $482, $360, and, $238, respectively. The increase in fiscal 2009 is related to the additional employees from the Nitram acquisition.
NOTE O. INCOME BEFORE TAXES
The Company’s earnings before income taxes are as follows:

	Year ended June 30,
	2009	2008	2007

United States	$730	$11,076	$9,032
United Kingdom	3,053	1,447	(192)
Canada	(180)	—	—

	$3,603	$12,523	$8,840

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE P. INCOME TAXES
Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	June 30,
	2009	2008
Deferred tax assets
Inventories	$120	$—
Accrued liabilities	2,421	2,430
Accounts receivable	144	166
Net operating loss carry-forwards	216	123
Stock based compensation	224	125
Deferred rent	70	74

	$3,195	$2,918
Deferred tax liabilities
Inventories	$—	$(472)
Property, plant and equipment	(1,342)	(1,111)
Intangible assets	(7,950)	(9,923)
Gain on sale of property	—	(1,277)
Equity method investment	(644)
Other	(2)	(1)

	(9,938)	(12,784)

Net deferred tax asset (liability)	$(6,743)	$(9,866)

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	June 30,
	2009	2008

Current deferred tax asset, net	$2,816	$2,330
Non-current deferred tax liability, net	(9,559)	(12,196)

	$(6,743)	$(9,866)

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE P. INCOME TAXES — CONTINUED
An adjustment to the Nitram purchase price for $239 was made in fiscal year ended June 30, 2009 to increase the deferred tax liability associated with the acquisition.
The expense for income taxes consists of the following:

	Year ended June 30,
	2009	2008	2007
Current tax expense
Federal	$(3,124)	$(6,630)	$(1,895)
State	(141)	(203)	(93)
Foreign	(804)	(289)	—

	(4,069)	(7,122)	(1,988)

Deferred tax (expense) benefit	3,362	2,954	(940)

	$(707)	$(4,168)	$(2,928)

The income tax expense varies from the federal statutory rate due to the following:

	Year ended June 30,
	2009	2008	2007
Income tax expense at federal statutory rate	$(1,225)	$(4,383)	$(2,991)
Decrease (increase) in income tax expense resulting from
State tax, net of federal benefit	(93)	17	(108)
Effect of lower tax rate on foreign income	174	216	9
Domestic Production and other permanent items	399	29	21
Change in valuation allowance	—	—	149
Other	38	(47)	(8)

Income tax expense	$(707)	$(4,168)	$(2,928)

At the end of fiscal 2004, the Company had a state net operating loss carry-forward of $8,200, representing a deferred tax asset of $212. During fiscal 2005, the Company determined that it was more likely than not that insufficient taxable income would be generated in future years to enable the Company to fully utilize the remaining net operating loss carry-forward prior to its expiration. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax asset to its anticipated realizable value, through a charge to deferred tax expense of $149 in fiscal 2005. During the Company’s fiscal year 2007, the State of Texas’ newly enacted margin tax became effective. The legislation associated with the new margin tax allowed the Company to be able to recover the remaining state net operating loss carry-forward. As a result, the Company reversed the previously recorded valuation allowance.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE P. INCOME TAXES — CONTINUED
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended June 30,
	2009	2008

Beginning balance	$287	$209
Adjustments for tax positions of prior years	(93)	78

Ending balance	$194	$287

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for the tax years before 2007.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. During the years ended June 30, 2009, 2008 and 2007, the Company recognized approximately $(23), $24 and $52 in interest and penalties. The Company had accrued approximately $53 and $76 for the payment of interest and penalties at June 30, 2009 and June 30, 2008, respectively.
Under APB 23, the Company has elected to treat foreign earnings as permanently reinvested outside the U.S. and has not provided U.S. tax expense on those earnings.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE Q. EARNINGS PER SHARE
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options were exercised into common stock and restricted stock fully vested. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated. All per share amounts in the following table have been adjusted to give effect to the holding company reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock, and the two-for-one stock split in 2007.

	Year ended June 30,
	2009	2008	2007

Net earnings from continuing operations	$2,896	$8,355	$5,912

Basic weighted average common shares outstanding	12,961	12,836	12,685
Effect of dilutive options and restricted stock	220	226	168

Diluted weighted average common shares outstanding	13,181	13,062	12,853

Net earnings per share — basic:	$0.22	$0.65	$0.47

Net earnings per share — diluted:	$0.22	$0.64	$0.46

No stock options were antidilutive for fiscal 2009, 2008 or 2007. Restricted stock grants of 37 were excluded for fiscal 2009 because they were antidilutive. No Restricted stock was excluded for fiscal 2008 or fiscal 2007.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE R. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
The Company has two reportable segments: Process Products and Environmental Systems. The Nitram acquisition is included in the Process Products segment. The main product of the Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR systems.” These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system. The Process Products segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petro-chemical processing.
Segment profit and loss is based on revenues less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the fiscal years ended June 30, 2009, 2008, and 2007 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting; therefore this information is not presented.

	Year ended June 30,
	2009	2008	2007

Revenues
Environmental	$34,745	$60,956	$27,885
Process Products	123,261	79,540	47,256

Consolidated	$158,006	$140,496	$75,141

Operating income (loss)
Environmental	$6,878	$13,752	$4,968
Process Products	17,701	10,216	6,609
Reconciling items	(15,152)	(11,811)	(3,326)

Consolidated	9,427	12,157	$8,251

Revenues from external customers based on the location of the customer are as follows for the fiscal years ended June 30, 2009, 2008 and 2007:

Fiscal Year	United States	International	Consolidated

2009	$104,613	$53,393	$158,006
2008	$88,757	$51,739	$140,496
2007	$47,080	$28,061	$75,141

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE R. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION — CONTINUED
The Company attributes revenues from external customers to individual geographic areas based on the location of the Company’s subsidiary where the sale is recorded. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended June 30, 2009, 2008 and 2007 is as follows:

	United	United
	States	Kingdom	Eliminations	Consolidated

2009
Net sales to unaffiliated customers	$133,907	$24,099	$—	$158,006
Transfers between geographic areas	1,786	—	(1,786)	—

Total	$135,693	$24,099	$(1,786)	$158,006

Identifiable long-lived assets	$8,233	$232	$—	$8,465

2008
Net sales to unaffiliated customers	$121,311	$19,185	$—	$140,496
Transfers between geographic areas	975	—	(975)	—

Total	$122,286	$19,185	$(975)	$140,496

Identifiable long-lived assets	$7,989	$245	$—	$8,234

2007
Net sales to unaffiliated customers	$66,679	$8,462	$—	$75,141
Transfers between geographic areas	435	—	(435)	—

Total	$67,114	$8,462	$(435)	$75,141

Identifiable long-lived assets	$3,542	$205	$—	$3,747

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.
Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.
For the fiscal years ended June 30, 2009, 2008 and 2007, there were no sales to a single customer located outside the United States that accounted for 10% or more of the Company’s consolidated revenues. During fiscal 2007, one customer, in United States placed a large order which accounted for 21% and 14% of our consolidated revenue for fiscal 2008 and 2007 respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE S. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following tables represent the quarterly consolidated financial data of the Company for fiscal 2009 and 2008.

	Year ended June 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$43,656	$39,105	$37,651	$37,594	$158,006
Gross profit	11,277	12,279	11,764	13,283	48,603
Operating expenses	10,362	10,408	9,429	8,977	39,176
Operating income	915	1,871	2,335	4,306	9,427
Net earnings (loss)	(666)	494	441	2,627	2,896

Basic earnings (loss) per share
Net earnings (loss) from continuing operations	$(0.05)	$0.04	$0.03	$0.20	$0.22
Net earnings (loss)	$(0.05)	$0.04	$0.03	$0.20	$0.22

Diluted earnings (loss) per share
Net earnings (loss) from continuing operations	$(0.05)	$0.04	$0.03	$0.20	$0.22
Net earnings (loss)	$(0.05)	$0.04	$0.03	$0.20	$0.22

	Year ended June 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$30,018	$37,086	$32,457	$40,935	$140,496
Gross profit	10,385	12,418	10,419	8,058	41,280
Operating expenses	5,601	7,176	6,833	9,513	29,123
Operating income	4,784	5,242	3,586	(1,455)	12,157
Net earnings (loss)	3,386	3,550	2,828	(1,409)	8,355

Basic earnings (loss) per share
Net earnings (loss) from continuing operations	$0.26	$0.28	$0.22	$(0.11)	$0.65
Net earnings (loss)	$0.26	$0.28	$0.22	$(0.11)	$0.65

Diluted earnings (loss) per share
Net earnings (loss) from continuing operations	$0.26	$0.27	$0.22	$(0.11)	$0.64
Net earnings (loss)	$0.26	$0.27	$0.22	$(0.11)	$0.64

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE T. SUBSEQUENT EVENTS
Private Placement of Series A Convertible Preferred Stock and Warrants
On September 4, 2009, the Company issued and sold shares of Series A convertible preferred stock and warrants in a private placement for an aggregate purchase price of $21,140. We used the net proceeds and available cash to repay all outstanding indebtedness under our subordinated term loan.
The preferred stock is immediately convertible, at the option of the holder, into shares of common stock at an initial conversion price of $8.00 per share, subject to certain anti-dilution adjustments. In addition, holders of the preferred stock are entitled to quarterly dividends at an annual rate of 6.0%. In the event we fail to fulfill our obligations under the preferred stock, the dividend rate will increase to an annual rate of 8.0%. All dividends will be cumulative and compound quarterly and may be paid, at the option of the Company, in cash or common stock, or a combination of the two. In addition, in some circumstances the holders of preferred stock will be entitled to participate in any offering by us of our equity securities of securities convertible into or exchangeable for our equity securities, subject to certain exceptions including any public offering of our common stock.
The warrants entitle the holders to purchase 50% of the number of shares of common stock that may be obtained upon conversion of the preferred stock at an exercise price of $10.56, subject to adjustment in the event of stock splits, dividends and the like. The warrants have a five-year term and will become exercisable six-months after their issuance.
In accordance with NASDAQ rules, the aggregate number of shares of common stock that may be issued upon the conversion or redemption of the preferred stock or upon dividend or liquidation payments is limited to 19.99% of the outstanding shares of our common stock on September 4, 2009, unless the requisite stockholder approval is obtained. The Company has agreed to seek stockholder approval of this matter and to increase the number of authorized shares of common stock by 25 million shares. The Company expects to seek this required stockholder approval at its annual meeting of stockholders to be held in November or December of 2009.
Amendment of Senior Secured Credit Agreement
On September 9, 2009, the Company entered into an amendment to its Senior Secured Credit Agreement. The amendment relaxed certain of the financial covenants for the remaining terms of the senior term loan and revolving credit facility. In connection with the amendment, the interest rate margins on the senior term loan and revolving credit facility were revised.
Interest rate margins on the senior term loan and revolving loans were revised effective as of September 9, 2009 as follows: (a) for prime rate term loans, the margin is between 275 and 400 basis points; (b) for LIBOR rate term loans, the margin is between 375 and 500 basis points; (c) for prime rate revolving loans, the margin is between 275 and 375 basis points; and (d) for LIBOR rate revolving loans, the margin is between 350 and 475 basis points.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE T. SUBSEQUENT EVENTS — CONTINUED
Chestnut Ridge Settlement
At June 30, 2009, the Company had reserves of $800 associated with anticipated losses of a specific order due to non-performance by a customer. On August 21, 2009, a settlement agreement was made between the customer and the Company. Under the terms of the agreement, the customer paid the Company a settlement amount to resolve the matter. Subsequent to the end of the 2009 fiscal year, the Company reversed the $800 in reserves, and allocated $400 to bad debt expense and $400 to cost of sales.
The Company evaluated subsequent events through September 14, 2009, the date these financial statements were issued, for both conditions existing and not existing as of June 30, 2009 and concluded there were no further subsequent events to recognize or disclose.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment under the framework in COSO, we concluded that internal control over financial reporting was effective as of June 30, 2009.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors of the Registrant
Sherrill Stone, age 72, has served as our Chairman of the Board since 1993 and as a director since 1986. He served as our Chief Executive Officer from 1993 to June 2006 and as our President from 1986 through 2002 and from 2003 to June 2006. Mr. Stone is a Class III director serving a term that will expire at our 2009 annual meeting of stockholders.
Peter J. Burlage, age 45, joined the Company in 1992 and has served as a director since June 2006. He has served as our President and Chief Executive Officer since June 2006. Mr. Burlage served as our Executive Vice President and Chief Operating Officer from October 2005 to June 2006 and as Vice President of our Environmental Systems business from January 2001 to October 2005. He also served as Vice President of Engineering from 2000 to 2001 and SCR Division Manager from 1997 to 2000. Mr. Burlage is a Class III director serving a term that will expire at our 2009 annual meeting of stockholders.
Kenneth R. Hanks, age 54, has been a director since May 2006. He has served as Chief Financial Officer and Treasurer of SWS Group, Inc., a financial services company, since 2002 and has served as Executive Vice President of SWS Group since 1996. Mr. Hanks previously served as Chief Operating Officer of SWS Group from 1998 to 2002. He also served as Chief Financial Officer of Southwest Securities, Inc., SWS Group’s primary operating subsidiary, from 1996 to 1998 and has been a director of Southwest Securities, Inc. since June 1997. Mr. Hanks also serves as an arbitrator with the Financial Industry Regulatory Authority (FINRA, formerly known as the NASD) and formerly served as a member of the NASD’s District 6 Business Conduct Committee. He is a Class I director serving a term that will expire at our 2010 annual meeting of stockholders. Mr. Hanks is chair of the Audit Committee and a member of the Compensation Committee and the Nominating and Corporate Governance Committee.
Robert McCashin, age 62, has been a director since November 2006. He served as Chairman of Identix, Inc. from 2000 until his retirement in 2004 and as its Chief Executive Officer from 2000 to 2002. Identix designs, develops, manufactures and markets multi-biometric security products. Mr. McCashin was employed by Electronic Data Systems Corporation from 1971 to 1999 where he last served as a Corporate Vice President. He currently serves on the board of directors of Argon ST, Inc. Mr. McCashin is a Class II director serving a term that will expire at our 2011 annual meeting of stockholders. He is a member of the Audit Committee and the Compensation Committee. He is chair of the Nominating and Corporate Governance Committee.
R. Clayton Mulford, age 53, has been a director since January 2002. Since March 2007, he has served as the Chief Operating Officer of the National Math and Science Initiative, Inc., a non-profit educational foundation. An attorney, Mr. Mulford was a partner in the Dallas office of Jones Day from January 2004 until February 2007. Before he joined Jones Day, Mr. Mulford was a partner and member of the Executive Committee of Hughes & Luce, LLP. He previously served as lead corporate legal counsel to us for a number of years. Mr. Mulford is a Class I director serving a term that will expire at our 2010 annual meeting of stockholders. He is chair of the Compensation Committee.
Howard G. Westerman, Jr., age 56, has been a director since May 2006. He has served as Chairman and Chief Executive Officer of J-W Operating Company, an energy development and services company, since 1999. Mr. Westerman has been employed by J-W Operating Company since 1978. He currently serves on the board of directors of Applied Nanotech Holdings, Inc. Mr. Westerman is a Class II director serving a term that will expire at our 2011 annual meeting of stockholders. He is a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Executive Officers of the Registrant
The information required by Item 10 with respect to our executive officers is included in Part I of this Report.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock to file reports regarding ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, we believe our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements during the year ended June 30, 2009.
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
Director Candidate Recommendations by Stockholders
In addition to recommendations from Board members, management or professional search firms, the Nominating and Corporate Governance Committee will consider director candidates submitted for consideration by stockholders. The Nominating and Corporate Governance Committee will evaluate any director candidates recommended by a stockholder according to the same criteria as a candidate identified by the Nominating and Corporate Governance Committee. Stockholders must submit their director recommendations to the Nominating and Corporate Governance Committee in care of the Company’s Chairman of the Board in writing not less than 120 calendar days prior to the first anniversary of the date on which the Company first mailed its proxy materials to stockholders for the prior year’s annual meeting of stockholders. Stockholder nominations must be delivered toPMFG, Inc., 14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254, Attn: Chairman of the Board, Director Candidate Submission.
Director candidate nominations submitted by stockholders must include the following information:
•	the name and address of the recommending stockholder;
•	the number of shares of Company common stock beneficially owned by the recommending stockholder and the dates the shares were purchased;

•	the name, age, business address and residence of the candidate;
•	the principal occupation or employment of the candidate for the past five years;
•	a description of the candidate’s qualifications to serve as a director, including financial expertise and why the candidate does or does not qualify as “independent” under NASDAQ listing requirements;
•	the number of shares of Company common stock beneficially owned by the candidate; and
•	a description of any arrangements or understandings between the recommending stockholder and the candidate or any other person pursuant to which the recommending stockholder is making the recommendation.
In addition, the recommending stockholder and the candidate must submit a signed statement agreeing and acknowledging that:
•	the candidate consents to being a director candidate and, if nominated and elected, will serve as a director representing the Company and its stockholders in accordance with the Company’s Certificate of Incorporation, Bylaws, corporate governance codes and policies and other applicable laws;
•	the candidate, if elected, will comply with the Company’s policies and procedures and all rules and regulations applicable to the Board of Directors or individual directors; and
•	the recommending stockholder and the candidate will promptly provide any additional information requested by the Nominating and Corporate Governance Committee and/or the Board of Directors to assist in the evaluation of the candidate, including a completed and signed questionnaire for directors and officers on the Company’s standard form and agree to be interviewed by members of the Nominating and Corporate Governance Committee.
Audit Committee
The Board of Directors has a standing Audit Committee. The Audit Committee presently consists of Mr. Hanks (Chair), Mr. McCashin, and Mr. Westerman. The Board of Directors has determined that Kenneth R. Hanks meets the requirements of an “audit committee financial expert” as defined by the rules of the SEC. The Board of Directors has determined that each of the members of the Audit Committee is “independent” as defined in the NASDAQ listing standards. In addition, the Board of Directors has determined that each of the members of the Audit Committee satisfies the SEC requirements relating to independence of audit committee members.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview
Our compensation program for our executive officers is designed and administered under the direction of our Compensation Committee, which is comprised of four independent directors. The following discussion and analysis are focused primarily on the compensation of our executive officers during fiscal 2009, with additional detail provided for our chief executive officer and our other named executive officers. Our “named executive officers” are the individuals who served as our chief executive officer and our chief financial officer and our three other most highly compensated executive officers for fiscal 2009. Information regarding the compensation of our named executive officers is provided under “Executive Compensation” following this section.

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
Compensation Program Review
In fiscal 2007, the Compensation Committee undertook a comprehensive review of the Company’s compensation program for its executive officers. At the direction and with the approval of the Compensation Committee, the Company retained an independent compensation consulting firm, to assist the Compensation Committee in its review of the Company’s executive compensation program (the “Consulting Firm”). The engagement of the Consulting Firm was based, in part, on prior consulting services performed by this firm for the Company and its familiarity with the Company and its compensation programs.
The Consulting Firm prepared a study of the Company’s executive compensation program, including base salary and annual and long-term incentive compensation, in comparison to the executive compensation offered by similarly situated public companies. The comparable public companies included other public industrial equipment companies, with median revenues of $85 million, median net income of $6.3 million, and median market capitalization of $154 million. The 14 companies in the survey group were:
•	American Ecology
•	Dynamic Materials
•	Ecology and Environment
•	Gencor Industries
•	Key Technology
•	Omega Flex Inc.
•	Portec Rail Products
•	CECO Environmental
•	Eastern Co.
•	Fuel Tech Inc.

•	Hirsch International
•	Met-Pro Corp
•	Perma Fix Environmental
•	Sun Hydraulics
In July 2008, the Compensation Committee again reviewed the Company’s executive compensation program using the original study prepared by the Strategic Apex Group. Based in part on the original recommendations of the Consulting Firm, the Compensation Committee set our executive compensation program for fiscal 2009 with a view towards establishing the base salaries, targeted annual incentives and long-term incentives for our executive officers at a level at or near the mid-range of similar compensation paid for comparable positions at companies in the survey group. In setting executive compensation for fiscal 2009, the Compensation Committee did not establish rigid benchmarks based on the compensation practices of the survey group. Rather, the Compensation Committee used the survey group as a general guide, together with considerations about the total compensation opportunity offered to each executive officer in relation to the other executive officers, the mix of each executive officer’s total compensation opportunity and recommendations made by Peter Burlage, our President and Chief Executive Officer, with respect to base salaries (other than for himself).
The Compensation Committee will continue to review the elements of our executive compensation program, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our executive officers.
Comparison Against Survey Group
In fiscal 2009, the base salaries and annual incentives paid, and the long-term incentives granted to our named executive officers were generally near the mid-range of the compensation paid by the companies in the survey group reviewed by the Compensation Committee in establishing our executive compensation program for fiscal 2009, except as described below.
The long term incentive granted to Mr. Burlage, our President and Chief Executive Officer, was slightly below the mid-range of the survey group. This resulted because of the significant long-term incentive that would have been required to be granted to Mr. Burlage to establish this element of his compensation near the mid-range in a single fiscal year.
The base salary and annual incentive paid, and the long-term incentive granted, to Mr. Schopfer, our Chief Financial Officer, were slightly above the mid-range of the survey group. Mr. Schopfer’s base salary was set in this manner because the Compensation Committee believed an increase in base salary was warranted based on his prior experience and his key position and performance with the Company, and his base salary for the prior year was also slightly above the mid-range. Mr. Schopfer’s target annual and long-term incentives were set slightly above the mid-range for these same reasons and to maintain relative internal pay equity among our executive officers.
On April 30, 2008, we acquired Nitram Energy, Inc. and its subsidiaries (“Nitram Energy”), and in connection with such acquisition, we entered into an employment agreement with Robert M. Sherman, the President of Nitram Energy at the time of the acquisition. Mr. Sherman was appointed as Vice President ofProcess Products, and the Compensation Committee set his compensation based upon the mix of Mr. Sherman’s then-current total compensation opportunity and the total compensation opportunity of Mr. Sherman in relation to the other executive officers of the Company. The Compensation Committee further adjusted Mr. Sherman’s base salary to equitably compensate him with other executive officers who have similar responsibilities with the Company’s business units.

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
At the request of the Compensation Committee, Peter J. Burlage, our President and Chief Executive Officer, makes annual recommendations with respect to changes in base salary for our executive officers, other than himself, as well as for other members of senior management. However, none of our executive officers participate in the Compensation Committee’s decisions regarding the base salaries of any executive officer.
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
Based in part on the recommendation of the Consulting Firm, the Compensation Committee approved an annual incentive compensation program for the Company’s executive officers effective beginning in fiscal 2008, which program continued through fiscal 2009. This program is administered by the Compensation Committee. Awards under the program are paid annually, in the form of a cash bonus, following the completion of the audit of the Company’s financial statements for the preceding fiscal year.
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
Under our equity incentive plans, the Compensation Committee may issue various types of equity awards, including stock options, restricted stock, restricted stock units, performance shares and performance units. The availability of these various types of equity awards affords the Compensation Committee the flexibility to design equity awards that are responsive to the Company’s business needs and advance the interests and long-term success of the Company. As of September 4, 2009, there are 1,584,526 shares of common stock available for future awards under our equity incentive plans. The Compensation Committee believes that this number of available shares is adequate to meet the objectives of our long-term equity incentive compensation program for executive officers for the next several years.
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
Employee Benefits. We do not provide our executive officers or other employees with defined pension benefits, supplemental retirement benefits, post-retirement payments or deferred compensation programs. We do provide a 401(k) defined contribution plan that is available to all employees. Prior to September 1, 2009, we matched up to 4% of eligible compensation for participating employees, subject to limitations under applicable law. Our executive officers and other employees are immediately vested in Company contributions to this plan. Effective September 1, 2009, the Company does not provide any 401(k) matching contributions to our employees. We also provide health, life and other insurance benefits to our executive officers on the same basis as our other full-time employees.
Severance and Change-in-Control Benefits. We currently have an employment agreement with one of our named executive officers, Peter J. Burlage. Among other things, Mr. Burlage’s agreement provides him with severance compensation consisting of base salary for a period of 12 months in the event that his employment is terminated by us without cause. If, following a change in control, Mr. Burlage is terminated other than for cause, death or disability, or he terminates his employment for specified reasons, he is entitled to receive a cash severance payment equal to 150% of his current annualized salary plus any bonus paid in the fiscal year preceding the termination date. Mr. Burlage’s employment agreement also prohibits him from engaging in activities that are competitive with our business for 12 months following his termination. Additional information regarding Mr. Burlage’s employment agreement is provided under “Executive Compensation — Employment Agreements.”
Under the terms of our equity incentive plans and the related award agreements, unvested restricted stock and stock option awards become fully vested upon a change in control of the Company. Also, under the 2007 Incentive Plan, in the case of termination of employment, our Board may have discretion to accelerate the time at which outstanding options to purchase shares of our common stock may be exercised, or, with respect to existing stock awards, the time at which substantial risk of forfeiture, restriction on transfer, or other restriction period will lapse, or the time at which performance shares will be deemed to have been fully earned.
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
Executive Perquisites. The Company provides life insurance and long-term disability insurance to our executive officers on the same basis as our other full-time employees. The Company also provides an automobile and pays social club membership dues for our President and Chief Executive Officer based on our historical practices. No other executive officer receives these benefits. Given that perquisites provided to our executive officers do not represent a significant portion of their total compensation, the availability of these benefits does not materially influence the decisions made by the Compensation Committee with respect to other elements of compensation received by our executive officers. A description of the perquisites received by our named executive officers during fiscal 2009 is provided under “Executive Compensation — All Other Compensation” following this section.

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
Fiscal 2009 Compensation
Base Salary. At its July 2008 meeting, the Compensation Committee considered adjustments to base salaries for our named executive officers for fiscal 2009, and recommended that the Board of Directors approve those adjustments effective as of January 1, 2009. In July 2008, the Board of Directors approved the salaries and certain salary increases to the base salaries of the named executive officers as shown in the table below.

	Fiscal 2008	Fiscal 2009		Percentage
Name and Principal Position	Base Salary	Base Salary(1)	Increase	Increase

Peter J. Burlage	$300,000	$350,000	50,000	16.7%
Presidential and Chief Executive Officer
Henry G. Schopfer	225,000	250,000	25,000	11.1%
Chief Financial Officer
Robert M. Sherman(2)	176,000	176,000	—	—
Vice President, Process Products
Sean P. McMenamin	155,000	175,000	20,000	12.9%
Vice President, Environmental Systems
Charles G. Mogged	155,000	165,000	10,000	6.5%
Vice President, Manufacturing & Supply Chain Management

(1)	Amounts reflect increase in salaries effective January 1, 2009.

(2)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.

For fiscal 2009, base salary adjustments were made in part based on recommendations provided by The Consulting Firm in fiscal 2007. The results of the study conducted by the Consulting Firm indicated that the base salaries paid to certain of our named executive officers were not competitive with those offered by similarly situated public companies. The Consulting Firm made base salary recommendations to the Compensation Committee based on the results of its study that were intended to bring the base salaries of our named executive officers more in line with base salaries paid by similarly situated public companies.
In addition to the recommendations made by the Consulting Firm, the Compensation Committee considered the mix of each executive officer’s total compensation opportunity and the total compensation opportunity of each executive officer in relation to the other executive officers. The Compensation Committee further adjusted the base salaries of our executive officers to equitably compensate those executive officers who have similar responsibilities with the Company’s business units.
Annual Incentive Awards. Based in part on the recommendation of the Consulting Firm, in July 2007, the Compensation Committee recommended, and the Board approved, an annual incentive compensation program beginning in fiscal 2008. Under the program, our named executive officers were eligible to earn cash bonuses if the Company achieved certain threshold performance goals with respect to performance metrics established by the Compensation Committee for each of our named executive officers. The Company continued its annual incentive compensation program for fiscal 2009 based on Strategic Apex’s previous recommendations.
In establishing the performance metrics and performance goals for the 2009 annual incentive compensation program, the Compensation Committee considered the trend in Company net earnings and business unit operating income, Company and business unit revenues for fiscal 2006 through fiscal 2008, backlogs for the Company and each of its business units and the global business environment in which the Company and each of its business units operate.
For fiscal 2009, the annual incentive compensation program approved for Mr. Burlage, our President and Chief Executive Officer, Mr. Schopfer, our Chief Financial Officer, and Mr. Mogged, our Vice President, Manufacturing & Supply Chain Management, was based upon achievement of performance metrics related to the Company’s net earnings and revenues, with each metric weighted 75% and 25%, respectively. The Compensation Committee believed that Company level performance was an appropriate measure for annual incentive compensation purposes for Mr. Burlage and Mr. Schopfer because of their roles as leaders of the Company as a whole, rather than with respect to any one business unit. Similarly, the Compensation Committee believed that Company level performance was an appropriate measure for Mr. Mogged because of his responsibility over manufacturing operations for each of the Company’s business units.

The following table sets forth the threshold, target and stretch performance goals and the weight of each performance metric approved by the Compensation Committee for these named executive officers.

	Performance Goals (In millions)
Performance Metrics	Weight	Threshold	Target	Stretch

Net earnings	75%	$5,546	$9,545	$13,167
Revenues	25%	173,595	173,595	217,095
The table below sets forth the potential cash payout, as a percentage of base salary, for fiscal 2009 under the annual incentive compensation program for each of Mr. Burlage, Mr. Schopfer and Mr. Mogged. Annual incentive compensation payouts are pro-rated for actual performance that exceeds threshold goals, but is below target goals, or exceeds target goals, but is less than stretch goals.

Payout
Performance Goals		(% of Base Salary)
Net Earnings (75%)	Revenue (25%)	CEO	CFO	VP – MFG

Below Threshold Goal	Below Threshold Goal	None	None	None

Threshold Goal or above	Threshold Goal or above	30%-59%	20%-39%	20%-39%
(but below Target Goal)	(but below Target Goal)

Target Goal or above	Target Goal or above	60%-119%	40%-79%	40%-79%
(but below Stretch Goal)	(but below Stretch Goal)

Stretch Goal	Stretch Goal	120%	80%	80%
For fiscal 2009, the annual incentive compensation program approved for each of our other named executive officers was based 50% upon achievement of the performance metrics described above and 50% upon achievement of performance metrics related to operating income and revenue targets established for each officer’s business unit. Similar to the Company level performance metrics, the business unit metrics were weighted 75% for achievement of operating income targets and 25% for revenue targets. The inclusion of business unit performance metrics for our other named executive officers reflects their respective roles as leaders of a business unit and executives of the Company.
The following table sets forth the threshold, target and maximum levels of business unit performance and the weights of each performance metric for each of the other named executive officers:

Named Executive Officer	Business Unit	Metrics	Weight	Threshold	Target	Maximum

Robert M. Sherman	Process	Operating Income	75%	$7,597	$11,093	$15,312
	Products	Revenues	25%	104,475	116,075	130,075

Sean P. McMenamin	Environmental	Operating Income	75%	5,364	7,396	15,312
	Systems	Revenues	25%	44,399	50,499	55,999

The tables below set forth the weight of each performance metric and the potential cash payout, as a percentage of base salary, approved by the Compensation Committee for the other named executive officers for fiscal 2009 under the annual incentive compensation program.

Corporate Measures (50% of Total)
Performance Goals		Payout
Net Earnings (75%)	Revenues (25%)	(% of Base Salary)

Below Threshold Goal	Below Threshold Goal	None

Threshold Goal or above	Threshold Goal or above	10%-19%
(but below Target Goal)	(but below Target Goal)

Target Goal or above	Target Goal or above	20%-39%
(but below Stretch Goal)	(but below Stretch Goal)

Stretch Goal	Stretch Goal	40%

Business Unit Measures (50% of Total)
Performance Goals		Payout
Net Earnings (75%)	Revenues (25%)	(% of Base Salary)

Below Threshold Goal	Below Threshold Goal	None

Threshold Goal or above	Threshold Goal or above	10%-19%
(but below Target Goal)	(but below Target Goal)

Target Goal or above	Target Goal or above	20%-39%
(but below Stretch Goal)	(but below Stretch Goal)

Stretch Goal	Stretch Goal	40%
For fiscal 2009, no annual cash incentive awards were paid to any of our named executive officers because the performance goals were not met. The program provides that the Compensation Committee could exercise its discretion to increase any payout by 5% or decrease any payout to zero. The Compensation Committee did not exercise its discretion to adjust the fiscal 2009 payout payable based on the Company’s performance in 2009.
Long-Term Incentive Compensation. In July 2008, the Compensation Committee recommended, and the Board of Directors approved, restricted stock grants to our executive officers consistent with the Company’s practice of granting annual long-term incentive compensation awards. The long-term incentive awards approved for fiscal 2009 were based in part on the original recommendation of the Consulting Firm.
The number of shares of restricted stock granted to each named executive officer in fiscal 2009 was determined by (a) multiplying the executive officer’s base salary (effective as of January 1, 2008) by a long-term incentive award percentage, and (b) dividing the product by the Company’s closing stock price on the grant date, which was July 17, 2008. In establishing the award percentages, the Compensation Committee compared the total compensation opportunity of the executive officers to that offered for comparable positions at similarly situated public companies and the total compensation opportunity of each executive officer in relation to the other executive officers, as well as the long-term incentive compensation offered as part of the total compensation opportunity.

The following table sets forth the fiscal 2009 long-term incentive compensation award as a percentage of base salary, the number of shares of restricted stock granted to the named executive officers and the aggregate value of the awards at the time of grant.

	Long-Term Incentive	Number of Shares
	Award Percentage	of Restricted	Aggregate Value
Name	(% of Base Salary)	Stock Granted	on Grand Date

Peter J. Burlage	70.0%	7,894	$210,010
Henry G. Schopfer	40.0%	3,382	89,978
Robert M. Sherman(1)	31.5%	2,086	55,498
Sean P. McMenamin	30.0%	1,748	46,505
Charles G. Mogged	30.0%	1,748	46,505

(1)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.
Additional information regarding the long-term incentive compensation received by our named executive officers in fiscal 2009 is provided below under “Executive Compensation — Grants of Plan-Based Awards.”

EXECUTIVE COMPENSATION
The following executive compensation tables and related information are intended to be read together with the more detailed disclosure regarding our executive compensation program presented under the caption “Compensation Discussion and Analysis” above.
Summary Compensation Table
The following table sets forth information regarding the compensation of our named executive officers for fiscal 2009, fiscal 2008 and fiscal 2007.

						Non- Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus (1)	Awards (2)	Awards (2)	Compensation (3)	Compensation(4)	Total

Peter J. Burlage	2009	$325,000	$—	$156,999	$8,441	$—	$25,600	$516,040
President and Chief	2008	287,500	—	104,495	12,671	192,600	18,936	616,202
Executive Officer	2007	252,308	—	47,333	16,639	78,729	30,506	425,515

Henry G. Schopfer	2009	237,500	—	73,719	7,880	—	11,465	330,564
Chief Financial Officer	2008	220,000	—	51,225	7,880	92,970	7,057	379,032
	2007	211,500	—	3,122	7,668	61,234	6,345	289,869

Robert M. Sherman (5)	2009	176,000	—	55,498	—	—	135,916	367,414
Vice President	2008	30,348	—	—	—	—	259	30,607
Process Products	2007	—	—	—	—	—	—	—

Sean P. McMenamin	2009	165,000	—	34,611	3,940	—	6,663	210,214
Vice President	2008	150,000	—	22,985	4,571	86,273	3,549	267,378
Environmental Systems	2007	135,000	—	3,747	5,502	52,486	2,881	199,616

Charles G. Mogged	2009	160,000	—	28,944	—	—	6,665	195,609
Vice President	2008	149,038	25,000	14,431	—	48,035	62,084	298,588
Manufacturing and Supply Chain Operations	2007	—	—	—	—	—	—	—

(1)	For Mr. Mogged, the 2008 bonus amount represents a signing bonus of $25,000 paid in connection with the commencement of his employment with the Company.

(2)	Represents the expense recognized for financial statement reporting purposes for fiscal 2008, in accordance with Financial Accounting Standards Board Statement No. 123R (Share-Based Payment) (“FAS 123R”), with respect to (a) shares of restricted stock (under the Stock Awards column), and (b) stock options (under the Option Awards column). Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note M to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009, for information regarding the assumptions made in determining these values.

(3)	Represents the cash amount paid to our named executive officers under our annual incentive compensation program for fiscal 2008 and 2009.

(4)	For fiscal 2009, includes compensation as described under “All Other Compensation” below.

(5)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.

All Other Compensation
The following table provides information regarding each component of compensation included in the All Other Compensation column for fiscal 2009 in the Summary Compensation Table above.

	Company
	401(k)		Car
Name	Contribution	Insurance (1)	Allowance (2)	Other		Total

Peter J. Burlage	$12,474	$363	$6,619	$6,144	(3)	$25,600
Henry G. Schopfer	9,485	1,980	—	—		11,465
Robert M. Sherman(4)	3,520	396	—	132,000	(5)	135,916
Sean P. McMenamin	6,280	383	—	—		6,663
Charles G. Mogged	5,902	763	—	—		6,665

(1)	Includes premiums paid by the Company for life insurance and long-term disability insurance.

(2)	Represents use by Mr. Burlage of Company-owned vehicle.

(3)	Represents club membership fees paid by the Company on behalf of Mr. Burlage.

(4)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.

(5)	Represents the payment made to Mr. Sherman upon his separation from the Company pursuant to his employment agreement.
Equity Incentive Plans
Our equity incentive plans include our 2007 Stock Incentive Plan (the “2007 Incentive Plan”), our 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co. (the “2001 Incentive Plan”) and our 1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co. (the “1995 Incentive Plan”). The 2007 Incentive Plan was approved by our stockholders at our 2007 Annual Meeting of Stockholders in November 2007. The 2001 Incentive Plan and 1995 Incentive Plan were also previously approved by our stockholders. Each of these equity incentive plans is administered by our Compensation Committee. Pursuant to the terms of the 2007 Incentive Plan, no further awards will be made under the 2001 Incentive Plan or the 1995 Incentive Plan. Outstanding awards under the 2001 Incentive Plan and the 1995 Incentive Plan remain in effect in accordance with their terms.
The 2007 Incentive Plan permits awards in the form of stock options, restricted stock, restricted stock units, performance shares and performance units. As of September4, 2009, the maximum remaining number of shares of our common stock that may be issued pursuant to equity awards under the 2007 Incentive Plan is 1,584,826 shares. Options granted under the 2007 Incentive Plan are required to have an exercise price of not less than the fair market value of our common stock on the grant date.

Agreements evidencing awards provide for accelerated vesting upon a change in control of our Company. Under the award agreements, a change in control is defined generally as (a) the acquisition by any person, entity or group of 50% or more of our voting stock, (b) a change in our Board of Directors where a majority of our Board of Directors ceases to be comprised of incumbent directors, (c) a reorganization, merger, consolidation, sale, or other disposition of all or substantially all of our assets, unless the holders of our voting stock immediately prior to the transaction beneficially own more than 50% of the combined voting power of the surviving entity, or (d) approval by our stockholders of a complete liquidation or dissolution of the Company. Also, under the 2007 Incentive Plan, in the case of termination of employment, our Board may have discretion to accelerate the time at which outstanding options to purchase shares of our common stock may be exercised, or, with respect to existing stock awards, the time at which substantial risk of forfeiture, restriction on transfer, or other restriction period will lapse, or the time at which performance shares will be deemed to have been fully earned.
Grants of Plan-Based Awards
The following table contains information regarding plan-based awards granted to our named executive officers during fiscal 2009 under the Company’s annual incentive compensation program and annual long-term incentive compensation plan. In this table, the annual incentive compensation program is abbreviated “AIC” and awards under the annual long-term incentive compensation plan are abbreviated “LTI.” Additionally, payouts associated with stretch performance goals under our annual incentive compensation program are referred to as “Maximum” in the following table to conform the presentation of this table to SEC regulations.

						All Other	Grant
						Stock	Date Fair
			Estimated Future Payouts			Awards:	Value of
			Under Non-Equity			Number of	Stock and
			Incentive Plan Awards (1)			Shares	Option
Name	Type	Grant Date	Threshold	Target	Maximum	Stock (2)	Awards (3)

Peter J. Burlage	AIC	07/17/2008	$105,000	$210,000	$399,000	7,894	$210,010
	LTI

Henry G. Schopfer	AIC	07/17/2008	50,000	100,000	175,000	3,382	89,978
	LTI

Robert M. Sherman(4)	AIC	07/17/2008	35,200	70,400	123,200	2,086	55,498
	LTI

Sean P. McMenamin	AIC	07/17/2008	35,000	70,000	122,500	1,748	46,505
	LTI

Charles G. Mogged	AIC	07/17/2008	33,000	66,000	115,500	1,748	46,505
	LTI

(1)	Represents the potential payout for annual cash incentive compensation. These awards were subject to the attainment of certain performance targets. The performance targets and target award multiples for determining the payout are described under “Compensation Discussion and Analysis — Fiscal 2009 Compensation — Annual Incentive Awards.” Actual amounts of annual cash incentive compensation earned in fiscal 2009 by our named executive officers are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Represents number of shares of restricted stock granted to our named executive officers as annual long-term incentive compensation. These restricted stock awards vest ratably over a four-year period beginning on the first anniversary of the grant date. The number of shares has been adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008.

(3)	Represents the grant date value, in accordance with FAS 123R, of the shares of restricted stock granted to our named executive officers in fiscal 2009.

(4)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding stock options and restricted stock awards held by our named executive officers that were outstanding as of the end of our fiscal year, June 30, 2009.

	Option Awards (1)				Stock Awards (1)
	Number of	Number of
	Securities	Securities			Number of	Market Value
	Underlying	Underlying			Shares of	of Shares of
	Unexercised	Unexercised		Option	Shares That	Stock That
	Options -	Options -	Option	Expiration	Have Not	Have Not
Name	Exercisable	Unexercised (2)	Exercise Price	Date	Vested (3)	Vested (4)

Peter J. Burlage	16,000	—	$1.58	01/17/11
	16,000		4.88	11/20/11
	16,000		3.16	11/19/13
	12,000		3.63	02/03/15
	9,000	3,000	4.60	01/11/16
					35,498	$317,707

Henry G. Schopfer	12,000	4,000	4.60	01/11/16
					17,899	160,196

Robert M. Sherman (5)	—	—	—	—
					2,086	18,670

Sean P. McMenamin	4,000	—	3.16	11/19/13
	6,000	2,000	4.60	01/11/16
					8,459	75,708

Charles G. Mogged	—	—	—	—
					6,248	55,920

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	All outstanding options vest 25% each year commencing on the first anniversary of the grant date.

(3)	The number of shares of restricted stock that have not vested include:

For Mr. Burlage, 10,000 shares vesting ratably in November 2009;

Shares vesting ratably in January 2010 and 2011: for Mr. Burlage, 3,000 shares; for Mr. Schopfer, 2,000 shares; and for Mr. McMenamin, 2,400 shares.

Shares vesting ratably in July 2009, 2010 and 2011: for Mr. Burlage, 14,604 shares; for Mr. Schopfer, 12,517 shares; and for Mr. McMenamin, 4,311 shares.

Shares vesting ratably in July 2009, 2010, 2011 and 2012: for Mr. Burlage, 7,894; for Mr. Schopfer, 3,382; for Mr. McMenamin, 1,748; and for Mr. Mogged 1,748; and

For Mr. Mogged, 4,500 shares vesting ratably in September 2009, 2010 and 2011; and

For Mr. Sherman 2,086 shares vested in July 2009 in connection with his separation from the Company; and

(4)	Represents the value of the shares of restricted stock at $8.95 per share, the closing price of our common stock on June 30, 2009.

(5)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.
Option Exercises and Stock Vested
The following table contains information regarding the acquisition of our common stock by our named executive officers upon the exercise of stock options and vesting of restricted stock during fiscal 2009.

	Option Awards(1)		Stock Awards(1)
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise	on Exercise(2)	on Vesting	on Vesting(3)

Peter J. Burlage	—	—	16,368	$221,676
Henry G. Schopfer	—	—	6,173	119,458
Robert M. Sherman(4)	—	—	—	—
Sean P. McMenamin	—	—	2,637	44,498
Charles G. Mogged	—	—	1,500	28,800

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	Represents the difference between the market price of our common stock at the time of exercise and the exercise price of the stock options.

(3)	Based on the closing price of our common stock on the applicable vesting date.

(4)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.

Employment Agreements
We presently have an employment agreement with Mr. Burlage, our President and Chief Executive Officer. The initial expiration date of this agreement was February 2009, but pursuant to its terms, the agreement was automatically extended for an additional one year period. Accordingly, our agreement with Mr. Burlage is currently scheduled to expire in February 2010. Mr. Burlage’s employment agreement provides for an annual base salary of not less than $275,000. Mr. Burlage’s employment agreement also provides benefits in the event his employment is terminated under the circumstances described below.
In addition, we entered into an employment agreement with Mr. Sherman on May 22, 2008 in connection with our acquisition of Nitram Energy. However, Mr. Sherman separated from the Company, effective July 9, 2009, and accordingly, the employment agreement with Mr. Sherman is no longer of force and effect. We also had an employment agreement with Mr. McMenamin, which expired in January 2009.
Termination Without Cause. If we terminate the employment of Mr. Burlage without cause, he will be entitled to receive a lump sum payment equal to 100% of his then-current base salary less the amount of salary paid from the date of notice of his termination to the effective date of his termination.
Mr. Burlage will be deemed to have been terminated without cause if terminated by us for any reason other than:
•	death or disability;
•	conviction of a felony;
•	actions that reflect unfavorably upon the Company’s public image;
•	failure to substantially perform his duties;
•	misconduct that harms the Company;
•	failure to comply with instructions of our Board of Directors; or
•	violation of the Company’s policies or procedures.
Disability. Mr. Burlage is entitled to his then-current monthly salary for a period of six months in the event we terminate his employment due to a disability.
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
Obligations of Executive Officer. Mr. Burlage has agreed during the term of his employment and for one year following termination of his employment by us for any reason not to engage in any business competitive with us or solicit our employees, customers, or suppliers without our prior written consent.
Employment Termination and Change-in-Control Benefits
Pursuant to the terms of Mr. Sherman’s employment agreement that terminated upon his separation from the Company in July 2009, Mr. Sherman was paid a lump sum cash payment of $132,000, equal to 75% of his base salary. In addition, all outstanding equity awards held by Mr. Sherman were fully vested. The Company will continue to provide health benefits to Mr. Sherman through May 2013.
The table below quantifies the compensation paid to Mr. Sherman at his separation from the company and the potential compensation that would become payable to each of our other named executive officers under existing employment and equity award agreements and Company plans and policies if their employment had terminated on June 30, 2009, given the executive officer’s base salary as of that date and the closing price of our common stock on June 30, 2009. No named executive officer is entitled to receive any tax “gross-up” payment under any existing employment agreement or equity award. For additional information regarding the definitions of “cause” and “change in control,” see “ — Employment Agreements” and “ — Equity Incentive Plans.”
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

	Cash Severance	Acceleration of
	Payments	Equity Awards(1)	Total

Peter J. Burlage
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	0	0	0
Termination With Cause	0	0	0
Termination Without Cause	350,000	0	350,000
Death	0	0	0
Disability	175,000	0	175,000
Retirement	0	0	0
Change in Control	525,000	344,557	869,557

Henry G. Schopfer
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	0	0	0
T Termination With Cause	0	0	0
Termination Without Cause	0	0	0
Death	0	0	0
Disability	0	0	0
Retirement	0	0	0
Change in Control	0	195,996	195,996

Robert M. Sherman(2)
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	0	0	0
Termination With Cause	0	0	0
Termination Without Cause	132,000	18,231	150,231
Death	0	0	0
Disability	0	0	0
Retirement	0	0	0
Change in Control	0

Sean P. McMenamin
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	0	0	0
Termination With Cause	0	0	0
Termination Without Cause	0	0	0
Death	0	0	0
Disability	0	0	0
Retirement	0	0	0
Change in Control	0	93,608	93,608

Charles G. Mogged
Voluntary Termination	$0	$0	$0
Voluntary Termination for Good Reason	0	0	0
Termination With Cause	0	0	0
Termination Without Cause	0	0	0
Death	0	0	0
D Disability	0	0	0
Retirement	0	0	0
Change in Control	0	55,920	55,920

(1)	Under the terms of the agreements representing awards of stock options and restricted stock, any unvested awards become vested upon a change in control, as defined in the award agreements. The dollar amounts in this column represent the value of unvested stock options and restricted stock at $8.95 per share, the closing price of our common stock on June 30, 2009. Mr. Sherman’s outstanding equity awards were fully vested in connection with his separation from the Company and the amount represents the expense to the Company in accordance with FAS123R.

(2)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.

Director Compensation
During fiscal 2007, the Compensation Committee engaged the Consulting Firm, an independent compensation consulting firm, to assist the Compensation Committee and the Board of Directors in evaluating the compensation received by our non-employee directors for service as members of the Board and its committees. Based on that review, and in recognition of the additional responsibilities and time commitment required of the directors of public companies resulting from the corporate governance reforms required by the Sarbanes Oxley Act of 2002 and related SEC rules and regulations, in July 2007 the Board of Directors approved changes to non-employee director compensation effective for fiscal 2008, and which remained in effect for fiscal 2009. Each element of non-employee director compensation is described below.
Cash Compensation. Non-employee directors receive an annual cash retainer of $25,000 ($50,000 for Mr. Stone, the Chairman of the Board), plus $1,500 for each Board meeting and Board committee meeting attended. Committee chairs receive an additional annual cash retainer of $5,000.
Stock-Based Compensation. Our non-employee directors were granted 4,000 shares of common stock (8,000 shares for Mr. Stone), for Board service during fiscal 2009. In performance of its duties, the Compensation Committee reviewed and assessed the compensation for our outside directors. Based upon this review and factors, including market conditions, longevity of service on the Board, and our ability to attract and retain experienced and well-qualified directors, the Compensation Committee recommended that the Board increase the annual award of Common Stock to our non-employee directors to 6,000 shares (12,000 for Mr. Stone).
In July 2009, our non-employee directors were granted 6,000 shares of common stock (12,000 shares for Mr. Stone) for Board service during fiscal 2009. This grant was approved by our Board of Directors in July 2009 pursuant to the terms of the Company’s 2007 Stock Incentive Plan. The shares of common stock granted to our non-employee directors vest on the date of grant.
In August 2008, the Company completed a holding company reorganization. Pursuant to the reorganization, shareholders of Peerless Mfg. Co, a Texas corporation, received two shares of common stock of the Company for each outstanding share of common stock of Peerless Mfg. Co. held prior to the reorganization. Therefore, the reorganization had the effect of a two-for-one stock split. The number of shares reflected above have been adjusted to account for the two-for-one exchange effected in connection with this reorganization.

Director Compensation Table. The following table sets forth certain information regarding the compensation earned by our non-employee directors during fiscal 2009.

	Director Compensation
	Fees Earned or	Stock
Name(1)	Paid in Cash (2)	Awards (3)	Total

Sherrill Stone	$84,500	$212,840	$297,340
Kenneth R. Hanks	61,500	106,420	167,920
Robert McCashin	63,000	106,420	169,420
R. Clayton Mulford	69,500	106,420	175,920
Howard Westerman	59,500	106,420	165,920

(1)	Peter J. Burlage, the Company’s President and Chief Executive Officer, is not included in this table because he was an employee of the Company during fiscal 2009 and, therefore, did not receive compensation for his service as a director. See “Executive Compensation — Summary Compensation Table” below for a discussion of the compensation earned by Mr. Burlage as an employee of the Company.

(2)	Represents the annual cash retainer for non-employee directors of $25,000 ($50,000 for Mr. Stone, the Chairman of the Board), plus $1,500 for each Board meeting and Board committee meeting attended. Non-employee committee chairmen receive an additional annual cash retainer of $5,000.

(3)	Represents the expense recognized for financial statement reporting purposes for fiscal 2009, in accordance with Financial Accounting Standards Board Statement No. 123R (Share-Based Payment), with respect to shares of common stock awarded to each of our non-employee directors. See Note L to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, for information regarding the assumptions made in determining these values.
Compensation Committee Interlocks and Insider Participation
Messrs. Hanks, McCashin, Mulford and Westerman served on the Compensation Committee for all of fiscal 2009. None of these directors is or ever has been an officer or employee of the Company.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this report.
Members of the Compensation Committee
R. Clayton Mulford (Chair)
Kenneth R. Hanks
Robert McCashin
Howard G. Westerman, Jr.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth aggregate information regarding our equity compensation plans in effect as of June 30, 2009.

	Number of Securities		Number of Securities
	to be Issued	Weighted-Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Compensation Plans(1)

Equity compensation approved by security holders(2)	$207,948	$3.749	1,584,826

Equity compensation plans not approved by security holders	—	—	—

Total	$207,948	$3.749	1,584,826

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	Includes the Company’s 2007 Incentive Plan, 2001 Incentive Plan and 1995 Incentive Plan. Pursuant to the terms of the 2007 Incentive Plan, no further awards have been or will be made under the 2001 Incentive Plan or the 1995 Incentive Plan.
The tables below set forth information regarding the beneficial ownership of our common stock as of September 9, 2009 for:
•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each beneficial owner of more than 5% of our outstanding common stock.

The tables below list the number of shares and percentage of shares beneficially owned based on 13,214,550 shares of common stock outstanding as of September 4, 2009. Each share of common stock is entitled to one vote. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities held. Except as indicated and subject to applicable community property laws, to our knowledge the persons named in the tables below have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them.
Directors and Named Executive Officers

	Number	Percentage of
Name of Beneficial Owner	of Shares(1)	Outstanding Shares

Sherrill Stone	92,000	*
Peter J. Burlage(2)(3)	145,638	1.1%
Kenneth R. Hanks(3)	18,000	*
Robert McCashin	14,000	*
R. Clayton Mulford(3)	18,000	*
Howard G. Westerman, Jr	26,000	*
Henry G. Schopfer(2)(3)	46,265	*
Sean P. McMenamin(2)(3)	28,665	*
Charles G. Mogged(3)	21,299	*
Robert M. Sherman(4)	2,086	*
All directors and executive officers as a group (12 persons)(5)	453,655	3.4%

*	Less than 1%

(1)	Adjusted for the two-for-one stock exchange effected in connection with the Company’s holding company reorganization in August 2008 and the two-for-one stock split in June 2007.

(2)	Includes shares of Company common stock issuable upon the exercise of options that are presently exercisable or exercisable within 60 days after September 9, 2009 as follows: Mr. Burlage (69,000 shares), Mr. Hanks (4,000 shares), Mr. Mulford (4,000 shares), Mr. Schopfer (12,000 shares), Mr. McMenamin (10,000 shares) and all directors and executive officers as a group (114,000 shares)].

(3)	Includes shares of restricted stock for which the named executive officer has sole voting power, but no dispositive power, as follows: Mr. Burlage (19,950 shares), Mr. Schopfer (5,768 shares), Mr. McMenamin (4,072 shares) and Mr. Mogged (7,937 shares).

(4)	Mr. Sherman was appointed Vice President of Process Products in April 2008 following the Company’s acquisition of Nitram Energy. Mr. Sherman separated from the Company effective July 9, 2009.

(5)	All directors and executive officers as a group includes only those directors and executive officers serving as of the date of this proxy statement, including executive officers not listed herein.

Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. Unless otherwise indicated, information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such person or entity, except that percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on September 14, 2009.

Name of Beneficial Owner	Shares	Outstanding Shares

Brown Advisory Holdings Incorporated(1)	5,166,810	39.5%
Utility Service Holding Co., Inc.(2)	1,043,045	7.7%
Vincent and Gloria Gorguze Trust (3)	966,298	6.8%
Lynn E. Gorguze Separate Property Trust(4)	957,548	6.8%
William F. Nicklin(5)	833,948	6.2%
Royce & Associates(6)	814,800	6.2%
John Montfort (IRA)(7)	804,639	5.7%
David P. Cohen(8)	663,844	5.1%

(1)	According to a Schedule 13G/A filed with the SEC by Brown Advisory Holdings Incorporated (“BAHI”) on February 17, 2009, BAHI, in its capacity as a parent holding company, has shared dispositive power, but no voting power, over 5,163,210 shares of common stock owned by clients of Brown Advisory Securities, LLC, and sole dispositive power, but no voting power, over 3,600 shares of common stock owned by clients of Brown Investment Advisory & Trust Company. The address for BAHI is 901 South Bond Street, Suite 400, Baltimore, Maryland 21231.

(2)	According to a Schedule 13G filed with the SEC by Utility Service Holding Co., Inc. (“USHC”) on April 6, 2009, USHC has sole dispositive and voting power over 684,920 shares of common stock. The total number of shares held by USHC as reflected in the table above also includes 358,125 shares of our common stock that may be acquired pursuant to the conversion of shares of our Series A convertible preferred stock acquired by USHC in September 2009. The address for USHC is P.O. Box 120 Warthen, Georgia 31094.

(3)	According to information provided to the Company in connection with its issuance of Series A convertible preferred stock in September 2009, the Vincent and Gloria Gorguze Trust beneficially owns the shares shown in the table above, including 312,500 shares of common stock that may be acquired pursuant to the conversion of shares of Series A convertible preferred stock acquired by the trust in September 2009. Prior to the filing of this report, additional information was not available regarding (a) dispositive and voting power of the shares or (b) whether the trust is deemed to beneficially own additional shares of common stock as a result of the trustee’s family relationships with other stockholders or other arrangements, each as provided for in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(4)	According to information provided to the Company in connection with its issuance of Series A convertible preferred stock in September 2009, the Lynn E. Gorguze Separate Property Trust beneficially owns the shares shown in the table above, including 312,500 shares of common stock that may be acquired pursuant to the conversion of shares of Series A convertible preferred stock acquired by the trust in September 2009. Prior to the filing of this report, additional information was not available regarding (a) dispositive and voting power of the shares or (b) whether the trust is deemed to beneficially own additional shares of common stock as a result of the trustee’s family relationships with other stockholders or other arrangements, each as provided for in the rules promulgated under the Exchange Act.

(5)	According to a Schedule 13G filed with the SEC by William F. Nicklin on September 14, 2009, Mr. Nicklin has sole dispositive power and sole voting power over 833,948 shares of common stock. The total number of shares held by Mr. Nicklin as reflected in the table above also includes 250,000 shares of common stock that may be acquired pursuant to the conversion of shares of the Company’s Series A convertible preferred stock acquired by Mr. Nicklin in September 2009. The address for Mr. Nicklin is 3 Rivers Edge, Newburgh, NY 12550-1457.

(6)	According to a Schedule 13G/A filed with the SEC by Royce & Associates, LLC (“R&A”) on January 27, 2009, R&A has sole dispositive and voting power over 814,800 shares of common stock. The address for R&A is 1414 Avenue of the Americas, New York, New York 10019.

(7)	According to information provided to the Company in connection with its issuance of Series A convertible preferred stock in September 2009, Mr. Monfort beneficially owns the shares shown in the table above through his investment retirement account, including 250,000 shares of common stock that may be acquired pursuant to the conversion of shares of Series A convertible preferred stock acquired by Mr. Montfort in September 2009. Prior to the filing of this report, additional information was not available regarding (a) dispositive and voting power of the shares or (b) whether Mr. Monfort is deemed to beneficially own additional shares of common stock as a result of family relationships with other stockholders or other arrangements, each as provided for in the rules promulgated under the Exchange Act.

(8)	According to a Schedule 13G/A filed jointly with the SEC by David P. Cohen, Athena Capital Management, Inc. (“ACM”) and Minerva Group, LP (“MG”) on February 11, 2008, Mr. Cohen and ACM have shared voting and shared dispositive power over 343,864 shares of common stock, and Mr. Cohen and MG have sole voting and sole dispositive power over 319,980 shares of common stock. The address for Mr. Cohen, ACM and MG is 50 Monument Road, Suite 201, Baja Cynwyd, Pennsylvania 19004. The number of shares has been adjusted for the two-for-one stock exchange effected in connection with our holding company reorganization in August 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The Company has adopted a written policy regarding the approval of any transaction or series of transactions in which the Company and a related party have an interest. A related party includes one of the Company’s executive officers, directors, director nominees, a person owning more than 5% of any class of the Company’s voting securities, an entity in which any of such persons is employed or is a partner or principal, or an immediate family member of such a person. Related party transactions involving $120,000 or more are required, when circumstances permit, to be submitted to and approved by the Audit Committee at a regular meeting held in advance of the transaction. The chair of the Audit Committee has the authority to pre-approve related party transactions in which the aggregate amount involved is less than $500,000 in circumstances in which it is impracticable or undesirable to wait until the next regularly scheduled Audit Committee meeting. Aspects of proposed related party transactions to be considered in granting approval include whether the transaction benefits the Company, whether the goods or services in question are available from other sources, and whether the terms of the proposed transaction are comparable to those available in transactions with unrelated third parties. There were no related party transactions to report in fiscal 2009.
AUDIT COMMITTEE REPORT
The Audit Committee operates under a written charter adopted by the Board of Directors. In carrying out its responsibilities, the Audit Committee, among other things:
•	monitors the integrity of the financial reporting process, systems of internal controls, and financial statements and reports of the Company;
•	appoints, compensates and oversees the Company’s independent registered public accounting firm, including reviewing the independence of the independent registered public accounting firm;
•	reviews and approves all audit and non-audit services; and
•	oversees the Company’s compliance with legal and regulatory requirements.
The Audit Committee held seven meetings during fiscal 2009, with all members in attendance at all meetings. The Audit Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all its responsibilities and duties. The Audit Committee’s meetings include, whenever appropriate, executive sessions with the Company’s independent registered public accounting firm, which are held outside the presence of the Company’s management.
In performing its oversight role, the Audit Committee reviewed the audited consolidated financial statements of the Company for the 2009 fiscal year and met and held discussions with management and Grant Thornton LLP, the Company’s independent registered public accounting firm, to discuss those financial statements and the audit related thereto. Management has represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm has represented to the Audit Committee that the audit of the Company’s consolidated financial statements has been performed in accordance with generally accepted auditing standards.
The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended by SAS No. 90 (Audit Committee Communication), which includes among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements. The independent registered public accounting firm also provided the Audit Committee with written disclosures and the letter required by the Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence., which relates to the auditors’ independence from the Company and its related entities, and the Audit Committee discussed with the independent registered public accounting firm its independence.

Based on the Audit Committee’s discussions with management and the independent registered public accounting firm as described above, and upon its review of the representations of management and the independent registered public accounting firm and the report of the independent registered public accounting firm, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission.
Members of the Audit Committee
Kenneth R. Hanks (Chair)
Robert McCashin
Howard G. Westerman, Jr.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Selection
Grant Thornton LLP has served as the Company’s independent registered public accounting firm since its initial appointment in 1967. The Audit Committee has appointed Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal 2009. Representatives of Grant Thornton LLP are expected to be present at the Annual Meeting and will have an opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.
Audit and Non-Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s annual financial statements for fiscal years 2009 and 2008, and fees billed for other services rendered by Grant Thornton LLP.

	Fiscal Year	Fiscal Year
	2009	2008

Audit Fees(1)	$489,949	$423,328
Audit-Related Fees(2)	42,216	26,800
Tax Fees	—	—
All Other Fees(3)	—	311,996

(1)	“Audit Fees” consist principally of fees for the audit of our consolidated annual financial statements, assessment of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, a statutory audit of our U.K. subsidiary and review of our consolidated interim financial statements and related filings.

(2)	“Audit-Related Fees” consist principally of fees for review of various statutory filings associated with our holding company reorganization.

(3)	“All Other Fees” consist principally of fees related to the acquisition of Nitram Energy, Inc. during fiscal 2008.

Pre-Approval Policies and Procedures
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre- approval requirements under applicable laws and rules). All audit and non-audit services for fiscal 2009 were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following audited consolidated financial statements are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”.
Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2009 and 2008
Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007
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

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed on April 21, 2009, and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

3.3
Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009, and incorporated herein by reference).

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

10.2
Consent and First Amendment to Credit Agreement, dated September 4, 2009, between Peerless Mfg. Co., PMC Acquisition, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009, and incorporated herein by reference.)

10.3
Second Amendment to Credit Agreement, dated September 9, 2009, between Peerless Mfg. Co., PMFG, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Report on Form 8-K filed by PMFG, Inc. on September 14, 2009, and incorporated herein by reference.)

10.4
Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009, and incorporated herein by reference).

10.5		Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009, and incorporated herein by reference).

10.6	*
Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.7	*
Amended and Restated Employment Agreement, dated March 21, 2007 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on March 26, 2007, and incorporated herein by reference).

10.8	*
Employment Agreement, dated October 10, 2006, between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by Peerless Mfg. Co. for the fiscal quarter ended March 31, 2007, and incorporated herein by reference).

10.9	*
Employment Agreement, dated December 8, 2008, between Peerless Mfg. Co. and Melissa G. Beare (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. for the fiscal quarter ended December 31, 2008, and incorporated herein by reference).

10.10	*
1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.11	*
2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.12	*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.13	*
Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005, and incorporated herein by reference).

Exhibit No.		Exhibit Description

10.14	*
Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005, and incorporated herein by reference).

10.15	*
Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005, and incorporated herein by reference).

10.16	*
Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

10.17	*
Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

10.18	*
Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007, and incorporated herein by reference).

10.19	*
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008, and incorporated herein by reference.

21.1		Subsidiaries of PMFG, Inc. (filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on September 9, 2008, and incorporated herein by reference).

23.1		Consent of Grant Thornton LLP.

24.1		Powers of Attorney for our directors and certain executive officers.

31.1		Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2		Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2009	PMFG, INC.
	By:	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 14, 2009.

*	Chairman of the Board
Sherrill Stone

/s/ Peter J. Burlage Peter J. Burlage	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Henry G. Schopfer, III Henry G. Schopfer, III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*	Director
Kenneth R. Hanks

*	Director
Robert McCashin

*	Director
R. Clayton Mulford

*	Director
Howard G. Westerman, Jr.

*	Henry G. Schopfer, III, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of the above-named directors of PMFG, Inc. on this 14th day of September, 2009, pursuant to powers of attorney executed on behalf of such directors, and contemporaneously filed with the Securities and Exchange Commission.

By:	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

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

3.1		Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed on April 21, 2009, and incorporated herein by reference).

3.2		Bylaws, as amended and restated (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

3.3
Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009, and incorporated herein by reference).

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

10.2
Consent and First Amendment to Credit Agreement, dated September 4, 2009, between Peerless Mfg. Co., PMC Acquisition, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009, and incorporated herein by reference.)

10.3
Second Amendment to Credit Agreement, dated September 9, 2009, between Peerless Mfg. Co., PMFG, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Report on Form 8-K filed by PMFG, Inc. on September 14, 2009, and incorporated herein by reference.)

10.4
Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009, and incorporated herein by reference).

10.5		Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009, and incorporated herein by reference).

10.6	*
Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

10.7	*
Amended and Restated Employment Agreement, dated March 21, 2007 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on March 26, 2007, and incorporated herein by reference).

10.8	*
Employment Agreement, dated October 10, 2006, between Peerless Mfg. Co. and David Taylor (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by Peerless Mfg. Co. for the fiscal quarter ended March 31, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.9*
Employment Agreement, dated December 8, 2008, between Peerless Mfg. Co. and Melissa G. Beare (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. for the fiscal quarter ended December 31, 2008, and incorporated herein by reference).

10.10*
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

10.12*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 15, 2008, and incorporated herein by reference).

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

10.19*
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008, and incorporated herein by reference.

Exhibit No.	Exhibit Description

21.1	Subsidiaries of PMFG, Inc. (filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on September 9, 2008, and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP.

24.1	Powers of Attorney for our directors and certain executive officers.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Management contract, compensatory plan or arrangement