Form 10-Q
period 2009-09-30
PMFG, Inc.
filed 2009-11-09
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on November 6, 2009, was 13,232,599.

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
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2009. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,805	$17,738
Restricted cash	4,012	4,132
Accounts receivable, principally trade — net of allowance for doubtful accounts of $460 at September 30, 2009 and June 30, 2009	28,798	29,551
Inventories — net	9,913	9,354
Costs and earnings in excess of billings on uncompleted contracts	21,128	21,716
Deferred income taxes	2,818	2,816
Other current assets	2,186	2,384

Total current assets	89,660	87,691

Property, plant and equipment — net	8,073	8,465
Intangible assets — net	21,837	22,084
Goodwill	29,432	29,432
Equity method investment	2,653	2,526
Other assets	2,045	2,982

Total assets	$153,700	$153,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,064	$15,647
Current maturities of long-term debt	6,820	6,820
Billings in excess of costs and earnings on uncompleted contracts	6,809	8,233
Commissions payable	2,719	2,764
Dividends payable	94	—
Income taxes payable	1,378	1,342
Accrued product warranties	1,284	1,242
Customer deposits	3,329	2,261
Accrued liabilities and other	8,242	9,135

Total current liabilities	48,739	47,444

Long-term debt	28,180	49,180
Deferred income taxes	9,563	9,559
Derivative liability	11,530	—
Other non-current liabilities	1,019	1,039
Commitments and contingencies
Preferred stock — authorized, 5,000,000 shares of $0.01 par value; issued and outstanding, 21,140 and 0 shares at September 30, 2009 and June 30, 2009, respectively	4,762	—
Stockholders’ equity:
Common stock — authorized, 25,000,000 shares of $0.01 par value; issued and outstanding, 13,223,299 and 13,078,760 shares at September 30, 2009 and June 30, 2009, respectively	132	131
Additional paid-in capital	16,178	10,186
Retained earnings	34,214	36,349
Accumulated other comprehensive loss	(1,072)	(708)

Total PMFG, Inc. stockholders’ equity	54,214	45,958
Noncontrolling interest	455	—

Total equity	54,669	45,958

Total liabilities and equity	$153,700	$153,180

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended
	September 30,
	2009	2008
	(unaudited)
Revenue	$31,331	$43,656
Cost of goods sold	19,564	32,379

Gross profit	11,767	11,277

Operating expenses
Sales and marketing	3,010	4,086
Engineering and project management	1,850	1,976
General and administrative	3,944	4,300

	8,804	10,362

Operating income	2,963	915

Other income (expense)
Interest income	12	78
Interest expense	(1,211)	(1,596)
Loss on extinguishment of debt	(1,303)	—
Foreign exchange gain (loss)	204	(650)
Change in fair value of derivative liability	(2,500)	—
Other income (expense)	—	228

	(4,798)	(1,940)

Loss before income taxes	(1,835)	(1,025)
Income tax benefit (expense)	(256)	359

Net loss	$(2,091)	$(666)

Less net loss attributable to noncontrolling interest	$50	$—

Net loss attributable to PMFG	$(2,041)	$(666)

Dividends on preferred stock	$(94)	$—

Loss applicable to PMFG common stockholders	$(2,135)	$(666)

Basic and diluted loss per share	$(0.16)	$(0.05)

Weighted-average shares outstanding:
Basic shares outstanding	13,202	12,944
Effect of dilutive options	—	—

Diluted shares outstanding	13,202	12,944

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(2,091)	$(666)
Depreciation and amortization	811	3,522
Loss on extinguishment of debt	1,303	—
Deferred income taxes	2	(4)
Deferred rent expense	(19)	(14)
Bad debt expense	—	(147)
Provision for warranty expense	73	74
Inventory valuation reserve	45	167
Foreign exchange (gain) loss	(204)	650
Change in fair value of derivative liability	2,500	—
Stock-based compensation	550	775
Changes in operating assets and liabilities:
Accounts receivable	719	(4,632)
Inventories	(607)	5,325
Costs and earnings in excess of billings on uncompleted contracts	580	(2,276)
Other current assets	198	(907)
Other assets	(128)	(50)
Accounts payable	2,396	204
Billings in excess of costs and earnings on uncompleted contracts	(1,424)	771
Commissions payable	(45)	818
Income taxes	36	(1,031)
Accrued product warranties	(31)	(25)
Accrued liabilities, customer deposits and other	(378)	(6,134)

Net cash provided by (used in) operating activities:	4,286	(3,580)

Cash flow from investing activities:
Purchases of property and equipment	(10)	(244)
Capitalized business acquisition costs	—	(60)

Net cash provided by (used in) investing activities:	(10)	(304)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock and warrants	19,235	—
Payment of debt issuance cost	—	(196)
Payment of debt	(21,000)	(1,000)
Equity contribution from noncontrolling interest	505	—

Net cash used in financing activities	(1,260)	(1,196)

Effect of exchange rate changes on cash and cash equivalents	51	283

Net increase (decrease) in cash and cash equivalents	3,067	(4,797)

Cash and cash equivalents at beginning of period	17,738	11,444

Cash and cash equivalents at end of period	$20,805	$6,647

Supplemental disclosures:
Interest paid	$1,210	$1,206
Income taxes paid	$—	$510
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total			Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Preferred Stock		Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Shares	Amount	Interest	Equity
Balance at June 30, 2009	13,079	$131	$10,186	$36,349	$(708)	$45,958	—	$—	$—	$45,958

Net loss				(2,041)		(2,041)			(50)	$(2,091)

Foreign currency translation adjustment					(364)	(364)			—	$(364)

Total comprehensive loss						(2,405)			(50)	(2,455)

Stock awards	144	1	525			526				$526

Stock option expense			24			24				$24

Noncontrolling interest in subsidiary						—			505	$505

Preferred Stock Issuance with warrants			5,443			5,443	21	4,762		$10,205

Preferred Stock Dividends				(94)		(94)				$(94)

Balance at September 30, 2009	13,223	$132	$16,178	$34,214	$(1,072)	$49,452	21	$4,762	$455	$54,669

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of September 30, 2009 and for the three months ended September 30, 2009 and 2008 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Basis of Consolidation
The Company’s financial statements as of September 30, 2009 and for the three months ended September 30, 2009 and 2008 are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In addition to the wholly-owned subsidiaries, the Company has a 40% interest in a joint venture which is presented as an investment in unconsolidated entity, and is accounted for under the equity method of accounting.
China Subsidiary
We have established a new manufacturing facility in China and continue to develop our established network of subcontractors to grow our international market share and increase profitability through Peerless Manufacturing (Zhenjiang) Co. LTD, a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC, our majority-owned (60%) subsidiary. This entity has been consolidated in the Company’s financial statements. For consolidation purposes, the Company consolidates Peerless Manufacturing (Zhenjiang) Co. LTD based on financial reporting with a one month lag behind the Company’s period end, with consideration given to the effect of intervening events, if material. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income of our majority-owned subsidiary are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to the Company’s and the non-controlling interest. The non-controlling interest is reported in the consolidated statement of financial position as a separate component of equity.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
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
Long-Lived Assets
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
Intangible Assets and Goodwill
The amount of recorded goodwill relates primarily to the acquisition of Nitram Energy, Inc. (“Nitram”) in fiscal year 2008 and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is not amortized; rather, it is measured for impairment annually, or more frequently if conditions indicate an earlier review is necessary. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and written down to its estimated fair value.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Convertible Redeemable Preferred Stock
The Company’s preferred stock contains redemption options which place redemption outside of the Company’s control. The preferred stock has been classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statements of Equity.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at September 30, 2009 and June 30, 2009 approximate fair value.
The Company considers the conversion rights and redemption rights features of the Series A Convertible Redeemable Preferred Stock embedded derivative features of the preferred stock host contract, and their fair values are included as a derivative liability on the consolidated balance sheets. Changes in fair value of the derivative liability are included in other income (expense) in the consolidated statements of operations.
Revenue Recognition
The Company provides products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods. In connection with these contracts, the Company uses percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, the consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.
Earnings (Loss) Per Common Share
We calculate earnings (loss) per common share by dividing the income available to common stockholders by the weighted average number of common shares outstanding. We have determined that our convertible redeemable preferred stock represents a participating security because it has rights to participate in any dividends on an as-converted basis; therefore, we have calculated basic earnings per common share consistent with the provisions of Accounting Standards Codification 260-45 Participating Securities and the Two Class Method. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 115,747 shares of common stock were excluded from the calculation of dilutive securities for the three months ended September 30, 2009 because they were anti-dilutive.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”) which superseded all then-existing non-SEC accounting and reporting standards and made all other non-grandfathered

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
2. RECENT ACCOUNTING PRONOUNCEMENTS — CONTINUED
non-SEC accounting literature not included in the Codification non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and did not have any effect on our consolidated financial statements, but has resulted in a new method of referencing GAAP guidance throughout this and future reports.
In August 2009, the FASB issued Accounting Standards Update 2009-4, “Accounting for Redeemable Equity Instruments, Amendment to Section 480-10-S99” (“2009-4”). 2009-4 relates to distinguishing liability from equity and was considered in the recording of convertible redeemable preferred stock as described in Note 9 below.
In June 2008, the FASB issued new guidance to determine when unvested instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This guidance was subsequently codified as part of ASC 260 Earnings Per Share. As of July 1, 2009, the Company adopted the provisions of this guidance for the presentation of EPS data in the consolidated statements of income. All prior period EPS information presented was adjusted retrospectively to conform to the provisions of the guidance. The adoption did not result in a change in the reported EPS for prior periods presented.
In December 2007, the FASB established new accounting and reporting standards for a non-controlling interest (also called a “minority interest”) in a subsidiary and for the deconsolidation of a subsidiary. The new guidance was subsequently codified as part of ASC 810 Consolidation and clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be separately reported in the consolidated financial statements. As of July 1, 2009, the Company adopted the provisions of this guidance, which did not have a material impact on the Company’s overall financial condition, results of operations, or cash flows. However, the Company did apply the guidance prospectively to non-controlling interests associated with our new manufacturing facility in China.
3. INVENTORIES
Principal components of inventories are as follows:

	September 30,	June 30,
	2009	2009
Raw materials	$6,360	$6,053
Work in progress	3,735	3,338
Finished goods	685	685

	10,780	10,076
Reserve for obsolete and slow-moving inventory	(867)	(722)

	$9,913	$9,354

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	September 30,	June 30,
	2009	2009
Costs incurred on uncompleted contracts and estimated earnings	$101,212	$92,824
Less billings to date	(86,893)	(79,341)

	$14,319	$13,483

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	September 30,	June 30,
	2009	2009
Costs and earnings in excess of billings on uncompleted contracts	$21,128	$21,716
Billings in excess of costs and earnings on uncompleted contracts	(6,809)	(8,233)

	$14,319	$13,483

5. ACCRUED PRODUCT WARRANTIES
Accrued product warranty activity is as follows:

	Three months ended
	September 30,
	2009	2008
Balance at beginning of period	$1,242	$1,224
Provision for warranty expenses	73	74
Warranty charges	(31)	(25)

Balance at end of period	$1,284	$1,273

6. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	September 30,	June 30,
	2009	2009
Accrued start-up (commissioning) expense	$2,899	$3,327
Accrued compensation	2,453	2,233
Accrued professional expenses	2,062	2,462
Other	828	1,113

	$8,242	$9,135

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
7. DEBT
Outstanding long-term debt obligations are as follows:

		September 30,	June 30,
	Maturities	2009	2009
Senior secured credit facilities:
Revolving credit facility	2011	$—	$—
Term loan	2013	35,000	36,000

Total senior secured credit facilities		35,000	36,000
Subordinated secured term loan	2013	—	20,000

Total debt		35,000	56,000
Less current maturites		(6,820)	(6,820)

Total long-term debt		$28,180	$49,180

On September 4, 2009, the subordinated term loan was repaid in full using the proceeds from the Company’s preferred stock financing and available cash. Unamortized deferred financing costs of $1,303 were recorded as a loss on extinguishment of debt on the Consolidated Statement of Operations. Interest on the subordinated note was payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated term loan.
The senior term loan matures on March 31, 2013. Interest on the senior term loan is payable quarterly at a base or LIBOR rate per annum, at the Company’s option, (6.00% at September 30, 2009 and 6.25% at June 30, 2009). On September 9, 2009, the Company amended both its senior term loan and revolving credit facility to enhance the Company’s financial flexibility by relaxing certain ratio covenant requirements. Interest on the senior term loan is equal to either (a) for base rate loans, a margin of between 275 and 400 basis points based on the Company’s consolidated total leverage (“CTL”) ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (3) the Daily Adjusting LIBOR rate plus 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 375 and 500 basis points based on our CTL ratio, subject to a LIBOR floor of 1%. Prior to the amendment, the relevant margins on the senior term loan were between 50 and 125 basis points and between 275 and 350 basis points for base rate loans and LIBOR rate loans, respectively. The Senior Secured Credit Agreement requires quarterly principal payments on the senior term loan of $1,000 through and including April 1, 2011 and $1,500 thereafter through March 31, 2013, with the balance of the senior term loan due at maturity. The Senior Secured Credit Agreement also requires additional principal payments of the senior term loan based upon the Company’s cash flow beginning with the 2009 fiscal year ($2,820 due October 1, 2009), the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt.
The revolving credit facility matures on April 30, 2011. As of September 30, 2009, interest under the revolving credit facility is payable quarterly at a base or LIBOR rate per annum , at the Company’s option, equal to either (a) for base rate loans, a margin of between 275 and 375 basis points based on the Company’s CTL ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (3) the Daily Adjusting LIBOR rate plus 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 350 and 475 basis points based on our CTL ratio, subject to a LIBOR floor of 1%. Prior to the amendment, the relevant margins on the revolving

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
credit facility were between 25 and 100 basis points and between 225 and 300 basis points for base rate loans and LIBOR rate loans respectively. Under this revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base). There were no outstanding borrowings under the revolving credit facility at September 30, 2009 or June 30, 2009.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. They also contain covenants and events of default that, among other things, require the Company to satisfy financial tests and maintain financial ratios. At September 30, 2009, required financial ratios included a minimum fixed charge coverage ratio of 1.40 to 1.00, a maximum leverage ratio of 3.50 to 1.00, and a minimum net worth requirement at all times not less than the base adjusted net worth. As of September 30, 2009, the Company was in compliance with all covenants in its debt agreements.
As required by the Senior Secured Credit Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2008 and will amortize in the amount of (i) $5,000 on October 1, 2009 and October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points based on our CTL ratio, for the term of the Interest Rate Cap Transaction. At September 30, 2009 the Interest Rate Cap Transaction has an estimated fair market value of $26.
The Company’s U.K. subsidiary has a £4,200 ($6,711) debenture agreement used to facilitate issuances of letters of credit and bank guarantees. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, and by a cash deposit of £2,511 ($4,012) at September 30, 2009, £2,511 ($4,132) at June 30, 2009, which is recorded as restricted cash on the consolidated balance sheet. At September 30, 2009, there was £3,373 ($5,390) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2009, there was £2,926 ($4,815) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
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
Nitram Acquisition
We completed the acquisition of Nitram in April 2008. As a result of the acquisition, we are liable for the operations of Nitram and its subsidiaries because these entities are our wholly-owned subsidiaries. In connection with the Nitram acquisition, we acquired indirect ownership of Burgess-Manning, Inc. (“Burgess-Manning”). Prior to the Nitram acquisition, Burgess-Manning, Inc., a subsidiary of Nitram, made a voluntary disclosure to the Office of Foreign Assets Control (“OFAC”) regarding sales of industrial separators to Iran. The Company cannot predict the response of OFAC, the outcome of any related proceeding or the likelihood that future proceedings will be instituted against the Company. In the event that there is an adverse ruling in any proceeding, the Company may be required to pay fines and penalties.
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls, and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plant. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards, and that further investigation and remediation was not required. Soil remediation at the Vermont Street Plant in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at the site for an additional five years. The total costs accrued are $613 at September 30, 2009 and June 30, 2009. The Company is seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse these costs.
Under the contract for the Nitram acquisition, $10,920 of the purchase price was placed in escrow to reimburse the Company for breach of representation and certain other claims, including potential costs, fines or penalties related

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
8. COMMITMENTS AND CONTINGENCIES — CONTINUED
to the OFAC voluntary disclosure and environmental matters. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, is to be released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. As of October 27, 2009, the Company has filed claims totaling $1,999 against the escrow. The claims made by the Company are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. All escrow payments have been released to the sellers, withholding $1,389 for claims, which represents the Company’s claims of $1,999, less the 1% deductible estimated of $610. The sellers have objected to the claims and the parties are currently in the process of negotiating the escrow claims.
9. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS
On September 4, 2009, the Company issued and sold 21,140 shares of its Series A Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”) and warrants (the “ Warrants “) to certain accredited investors (each a “Purchaser” and collectively, the “Purchasers”) for an aggregate purchase price of $21,140 (the “Offering”). The Company and Purchasers entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering. The Offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds received from the Offering and available cash to repay its debt obligations under its Subordinated Term Loan (defined below).
Preferred Stock

The terms, rights, obligations and preferences of the Preferred Stock are set forth in the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on September 4, 2009.
The Preferred Stock is immediately convertible, at the option of the holder, into shares of Common Stock at an initial conversion price of $8.00 per share, subject to certain anti-dilution adjustments (the “Conversion Price”). The Conversion Price will be adjusted for stock splits, dividends and the like and in the event the Company issues and sells its equity securities at a price below the Conversion Price. No adjustment will be made for one or more equity offerings of up to an aggregate of $10 million within twelve months of the issuance of the Preferred Stock. In addition, holders of the Preferred Stock are entitled to quarterly dividends at an annual rate of 6.0%. In the event the Company fails to fulfill its obligations under the Preferred Stock, the dividend rate will increase to an annual rate of 8.0%. All dividends will be cumulative and compound quarterly and may be paid, at the option of the Company, in cash or Common Stock, or a combination of the two. If the Company elects to issue shares of Common Stock as dividend payments, the value per share will be equal to 85% of the volume weighted average price per share (“VWAP”) of the Common Stock for the fifteen days preceding, but not including, the date of such payments.
At September 30, 2009, accrued dividends totaling $94 were recorded and are due December 31, 2009.
At any time after five years from the date of issuance, the Preferred Stock is redeemable, in whole or in part, at the option of the holders or the Company. The purchase price per share for redemptions will be equal to the original price per share of the Preferred Stock, plus any accumulated and unpaid dividends. Redemption payments may be made, at the option of the Company, in cash or Common Stock, or a combination of the two. If the Company elects to make redemption payments in Common Stock, the value per share will be equal to 85% of the VWAP of the Common Stock for the fifteen trading days preceding, but not including, the redemption date.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
9. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS — CONTINUED
Beginning on the second anniversary of the Closing, the Company may require the conversion of any and all outstanding shares of Preferred Stock, provided that the VWAP of the Common Stock exceeds 200% of the Conversion Price for twenty of the immediately preceding thirty consecutive trading days.
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock are entitled to a liquidation preference (the “Liquidation Preference”) equal to:
•	the greater of:

	-	the price per share the holder paid for the Preferred Stock; or

	-	the amount the holder would have received upon a liquidation, if the holder had converted their shares immediately prior thereto; and
•	plus any accumulated and unpaid dividends.
A change in control of the Company will be deemed to be a liquidation and will entitle the holders of Preferred Stock to receive the Liquidation Preference. In the event of certain change in control transactions, the Liquidation Preference will be payable, at the option of the Company, in cash or in Common Stock, or a combination of the two.
If the Company elects to pay in Common Stock, the value per share will be equal to 85% of the VWAP of the Common Stock for the fifteen trading days preceding, but not including, the date of liquidation.
The NASDAQ Marketplace rules limit the number of shares of Common Stock that may be issued in a private placement at a discount to the then-current market price without obtaining stockholder approval. As a result, the aggregate number of shares of Common Stock that will be issued upon the conversion or redemption of the Preferred Stock or payment of the dividends or Liquidation Preference will be limited to 19.99% of the outstanding shares of Common Stock on September 4, 2009 (the “Issuance Limitation”), unless stockholder approval is obtained. The Company has agreed to seek stockholder approval of this matter and to increase the number of authorized shares of Common Stock by 25 million shares. The Company is seeking this required stockholder approval at its annual meeting to be held on November 19, 2009.
Warrants
The Warrants entitle the holders to purchase 50% of the number of shares of Common Stock that may be obtained upon conversion of the Preferred Stock, or 1,321,250 shares. The Warrants have a five-year term and will become exercisable six months after their issuance. The exercise price is equal to the closing bid price of the Common Stock on September 3, 2009, or $10.56, and is not subject to anti-dilution protection, except in the case of stock splits and dividends.
Other Obligations
Pursuant to the Purchase Agreement, the Company filed a registration statement within 30 days following the closing of the Offering to register the shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. Should the Company not have the registration declared effective, or if the registration is declared effective, but ceases to become effective, the Company would be liable for damages equal to 1% per month of the aggregate purchase price paid by the Preferred Stock holders. The Company does not consider this liability to be probable and has not recorded any amount on the Consolidated Balance Sheet. So long as at least $5 million of the Preferred Stock remains outstanding, the Purchasers are entitled to participate in any offering by the Company of its equity securities or securities convertible into or exchangeable for its equity securities, subject to certain exceptions, including any public offering of Common

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
9. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS — CONTINUED
Stock. The Purchase Agreement contains customary representations, warranties and covenants by the parties. In addition, each Purchaser made representations and other agreements with the Company regarding the Purchaser’s beneficial ownership and group status under Rule 13(d) of the Securities Exchange Act of 1934, as amended, as a result of the Offering.
Amendment to Credit Agreement
In connection with the Offering, the Company amended the Revolving Credit and Term Loan Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., the Company, Comerica Bank and other lenders party thereto (the “ Amendment “) to permit the terms of the Preferred Stock and to permit use of available cash to pay the Senior Subordinated Loan Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., the Company and Prospect Capital Corporation (the “Subordinated Term Loan”).
Additionally, the subordinated term loan of $20,000 was repaid in full using the proceeds from the Company’s private placement of preferred stock and warrants and available cash.
Original Accounting
Under the original accounting, the Company recorded the relative fair value of the preferred stock host contract as temporary equity. The net value of the preferred stock at the date of issuance was recorded as temporary equity on the balance sheet in the amount of $4,762 net of transaction costs of approximately $1,900. Additionally, an embedded derivative was identified for the conversion and redemption rights and recorded at a fair value of $9,030.
Additionally, under the original accounting, the Company recorded the fair value of the warrants as permanent equity. The net value of the warrants at the date of issuance was recorded as equity on the balance sheet in the amount of $5,443.

Cash proceeds from preferred stock issuance	$21,140
Transaction costs	(1,905)

Net proceeds from preferred stock issuance	19,235

Fair value of derivative liability	$9,030

Preferred Stock/temporary equity (relative fair value)	4,762
Warrant/Equity (relative fair value)	5,443

Net fair value of preferred stock and warrants	$19,235

10. STOCKHOLDER RIGHTS PLAN
On August 15, 2008, the Company adopted a new stockholder rights plan. The new rights plan replaced the Peerless rights plan, which was adopted in May 2007 and terminated in connection with the holding company reorganization. The terms of the new stockholder rights plan are substantially similar to the terms of the previous rights plan.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
10. STOCKHOLDER RIGHTS PLAN — CONTINUED
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
11. STOCK-BASED COMPENSATION
The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009		2008
	Number of		Number of
	Shares	Fair Value	Shares	Fair Value
Grant Type	Granted	of Grant	Granted	of Grant
Stock	36,000	$315	24,000	$638
Restricted stock	99,881	$873	32,758	$872
The Company recognizes compensation expense for restricted stock awards over the four-year vesting period based on the fair value of the awards on the grant date, net of forfeitures. The fair value of stock and restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.
12. FAIR VALUE MEASUREMENTS
The Company defines Fair Value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
12. FAIR VALUE MEASUREMENTS — CONTINUED
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.
The Company considers the conversion and redemption rights features of the Series A Convertible Preferred Stock to be embedded derivative features of the preferred stock host contract. The liabilities associated with these features are included as a derivative liability on the Consolidated Balance Sheet. The Company values these features using a Monte Carlo simulation and significant unobservable inputs. For the 3 months ended September 30, 2009, an increase in fair value of $2,500 was recorded to other expense in the Consolidated Statement of Operations.
The Company values its Interest Rate Cap using a Modified Black-Scholes valuation methodology and market data derived from published market data sources. For the 3 months ended September 30, 2009, a decrease in fair value of $12 was recorded as a component of interest expense in the Consolidated Statement of Operations.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 30,
	2009	Level 1	Level 2	Level 3

Derivatives related to conversion and redemption rights	$(11,530)	$—	$—	$(11,530)

Interest Rate Cap	$26	$—	$26	$—
The following is a summary of changes to fair value measurements using Level 3 inputs during the three months ended September 30, 2009:

Balance, July 1, 2009	$—
Issuance of derivative instruments	$(9,030)
Change in fair value of derivative liability	(2,500)

Balance, September 30, 2009	$(11,530)

13. SEGMENT INFORMATION
The Company has two reportable segments: Process Products and Environmental Systems. The Nitram acquisition is included in the Process Products segment. The Process Products segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petro-chemical processing. The main product of the Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR systems.” These

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(In thousands, except share and per share amounts)
13. SEGMENT INFORMATION — CONTINUED
environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, bio-fuels, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three months ended September 30, 2009 and 2008 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended,
	September 30,
	2009	2008
Revenues
Process Products	$22,701	$37,187
Environmental	8,630	6,469

Consolidated	$31,331	$43,656

Operating income
Process Products	$4,592	$3,427
Environmental	2,315	1,788
Reconciling items	(3,944)	(4,300)

Consolidated	$2,963	$915

14. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 9, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Item 1 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended June 30, 2009. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.
     We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a brief summary of recent developments regarding our acquisition of Nitram. This overview is followed by a discussion of our results of operations for the three months ended September 30, 2009 and 2008, including a discussion of significant period-to-period variances. We also include information regarding our two reportable business segments: process products and environmental systems. We then discuss our financial condition at September 30, 2009 with a comparison to June 30, 2009. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
     All share and per share amounts in this Report, including in this discussion and in our consolidated financial statements, have been retroactively adjusted to give effect to the holding company reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock.
Overview
     We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure, and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction, turbine emission exhaust and silencing systems, and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power plants.
     Our products and systems are marketed worldwide. In each of the last three fiscal years, more than 35% of our revenues have been generated from outside the United States. We expect our international sales to continue to be an increasingly important part of our business.
     We have established a new manufacturing facility in China and continue to develop our established network of subcontractors to grow our international market share and increase profitability through Peerless Manufacturing (Zhenjiang) Co. LTD, a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC, our majority-owned (60%) subsidiary. This entity has been consolidated in the Company’s financial statements.
     On September 4, 2009, we issued and sold shares of Series A convertible preferred stock and warrants in a private placement for an aggregate purchase price of $21,140. We used the net proceeds and available cash to repay all outstanding indebtedness under our subordinated term loan. In accordance with NASDAQ rules, the aggregate number of shares of common stock that may be issued upon the conversion or redemption of the preferred stock or upon dividend or liquidation payments is limited to 19.99% of the outstanding shares of our common stock on September 4, 2009, unless the requisite stockholder approval is obtained. In connection with this private placement, we have agreed to seek stockholder approval of this matter and to increase the number of authorized shares of common stock by 25 million shares. We are seeking this required stockholder approval at our annual meeting of stockholders to be held on November 19, 2009.

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
     On September 9, 2009, in recognition of the weak global business environment, we amended our senior secured tem loan agreement to adjust certain of the financial covenant requirements. The amendment enhances our financial flexibility by relaxing certain of the required financial covenants for the remaining terms of the senior term loan and revolving credit facility. In connection with the amendment, the interest rate margins on the senior term loan and revolving credit facility were revised as follows: (a) for prime rate term loans, the margin is between 275 and 400 basis points; (b) for LIBOR rate term loans, the margin is between 375 and 500 basis points; (c) for prime rate revolving loans, the margin is between 275 and 375 basis points; and (d) for LIBOR rate revolving loans, the margin is between 350 and 475 basis points.
     As a result of the Nitram acquisition on April 30, 2008, Nitram’s results of operations have been included in our consolidated financial statements from the date of acquisition. Purchase accounting for this acquisition resulted in the allocation of a portion of the purchase price to Nitram’s net assets, including tangible and intangible assets. This allocation resulted in increases to the fair value of Nitram’s inventory and backlog by $4,606 and $6,489, respectively. Of these amounts, $2,258 of this inventory cost was expensed in the last two months of fiscal 2008 and the remaining $2,348 was expensed in fiscal 2009, with $1,823 expensed in the 3 months ended September 30, 2008. Backlog of $2,734 was amortized in the last two months of fiscal 2008, and the remaining $3,755 was amortized in fiscal 2009, with $2,702 expensed in the three months ended September 30, 2008. The above expenses increased our reported cost of goods sold for the respective periods. For a further discussion of our allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Nitram acquisition, see Note D to our consolidated financial statements included our Annual Report on Form 10-K for the year ended June 30, 2009.
Critical Accounting Policies
     See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 30, 2009. Since the date of that report, there have been no material changes to our critical accounting policies.
Results of Operations
     The following summarizes our consolidated statements of operations as a percentage of revenues:

	Three months ended
	September 30,
	2009	2008
Revenues	100.0%	100.0%
Cost of goods sold	62.4%	74.2%

Gross profit	37.6%	25.8%
Operating expenses	28.1%	23.7%

Operating income	9.5%	2.1%
Other expense	(15.3)%	(4.4)%

Loss before income taxes	(5.8)%	(2.3)%
Income tax benefit (expense)	(0.8)%	0.8%

Net loss	(6.6)%	(1.5)%
Less net loss attributable to noncontrolling interest	0.1%	—%

Net loss attributable to PMFG, Inc.	(6.5)%	(1.5)%
Dividends on preferred stock	(0.3)%	—%

Income applicable to PMFG common stockholders	(6.8)%	(1.5)%

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
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
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Results of Operations — Consolidated
     Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Three months ended September 30,
	2009	% of Total	2008	% of Total
	($ in thousands)
Domestic	$21,577	68.9%	$28,331	64.9%
International	9,754	31.1%	15,325	35.1%

Total	$31,331	100.0%	$43,656	100.0%

     Total revenues decreased $12,325, or 28.2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as domestic revenues decreased $6,754, or 23.8%, and international revenues decreased $5,571, or 36.4%. The decrease in both the domestic and international revenues can be attributed to the weak global business environment.

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
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

	Three months ended September 30,
	2009	% of Revenues	2008	% of Revenues
	($ in thousands)
Revenues	$31,331	100.0%	$43,656	100.0%
Cost of goods sold	19,564	62.4%	32,379	74.2%

Gross profit	$11,767	37.6%	$11,277	25.8%

     For the three months ended September 30, 2009, our gross profit increased $490, or 4.3%, compared to the three months ended September 30, 2008. Our gross profit, as a percentage of revenues, increased to 37.6% for the three months ended September 30, 2009 compared to 25.8% for the same period a year ago. The increase in gross profit as a percentage of revenues during the three months ended September 30, 2009 primarily related to the amortization of inventory and backlog associated with the Nitram acquisition included in fiscal 2009, with no corresponding expense in the current year. The improved gross profit was partially offset by the decrease in total revenues experienced this quarter.
     Operating Expenses. The following summarizes operating expenses:

	Three months ended September 30,
	2009	%of Revenues	2008	%of Revenues
	($ in thousands)
Sales and marketing	$3,010	9.6%	$4,086	9.4%
Engineering and project management	1,850	5.9%	1,976	4.5%
General and administrative	3,944	12.6%	4,300	9.8%

Total	$8,804	28.1%	$10,362	23.7%

     Operating expenses decreased $1,558, or 15.0%, for the three months ended September, 30, 2009 compared to the same period a year ago. As a percentage of revenues, these expenses decreased to 28.1% during the three months ended September 30, 2009 from 23.7% during the three months ended September 30, 2008. Our sales and marketing expenses decreased $1,076 during the three months ended September 30, 2009 compared to the same period in the previous year primarily due to commissions and other selling related expenses associated with the lower revenues in the current quarter, combined with cost control actions taken by management in response to the weak global environment. Our engineering and project management expenses decreased $126 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to decreased support activities associated with decreased revenues in the current quarter and cost control actions taken by management. General and administrative expenses decreased $356 during the three months ended September 30, 2009 compared to the same period a year ago primarily due to cost-cutting initiatives instituted by management.

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
     Other Income and Expense. The following summarizes other income and expense:

	Three months ended September 30,
	2009	% of Revenues	2008	% of Revenues
	($ in thousands)
Interest income	$12	—%	$78	0.2%
Interest expense	(1,211)	(3.9)%	(1,596)	(3.7)%
Loss on extinguishment of debt	(1,303)	(4.2)%	—	—%
Foreign exchange gain (loss)	204	0.7%	(650)	(1.5)%
Change in fair value of derivative liability	(2,500)	(8.0)%	—	—%
Other income (expense), net	—	—%	228	0.5%

Total other income (expense)	$(4,798)	(15.3)%	$(1,940)	(4.4)%

     For the three months ended September 30, 2009, total other income (expense) items increased by $2,858, compared to the three months ended September 30, 2008 primarily due to the recognition of $1,303 deferred financing costs on the subordinated term loan which was paid off out of preferred stock proceeds and available cash, and a $2,500 fair value adjustment of the derivative liability, offset by $204 of foreign exchange gains.
     Income Taxes. Our effective income tax rate was (14%) and 35% for the three months ended September 30, 2009 and 2008, respectively. Our effective rate for the three months ended September 30, 2009, was impacted by a non-deductible charge to adjust our derivative liability in the amount of $2,500.
     Net Earnings (Loss). Net loss increased by $1,375 to a net loss of $2,041 during the three months ended September 30, 2009, from net loss of $666 during the same period in the previous year. Basic and diluted loss per share increased from a loss of $0.05 per share for the first three months of fiscal 2009, to a loss of $0.16 per share for the first three months of fiscal 2010. The increase in the current year loss and the per share loss resulted primarily from interest expense related to the write off of capitalized debt issuance costs associated with the senior subordinated debt, and the fair value adjustment of the derivative liability.
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
     Process Products
     The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Process Products represented 72.5% and 85.2% of our revenues for the three months ended September 30, 2009 and 2008, respectively.

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
     The following summarizes Process Products revenues and operating income:

	Three months ended September 30,
	2009	2008
	($ in thousands)
Revenues	$22,701	$37,187
Operating income	$4,592	$3,427

Operating income as % of revenues	20.2%	9.2%
     Process Products revenues decreased by $14,486, or 39.0%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Domestic and international revenues decreased compared to the prior year period. The decrease in revenues, both domestically and internationally, can be attributed to the weak global environment.
     Process Products operating income for the three months ended September 30, 2009 increased $1,165, or 34.0%, compared to the same period a year ago. As a percentage of Process Products revenues, operating income was 20.2% and 9.2% for the three months ended September 30, 2009 and 2008, respectively. The increase in operating income as a percentage of revenues during the three months ended September 30, 2009 is primarily related to the improved gross profit as a percentage of revenue in the current period, partially offset by the decrease in revenues. The improved gross profit as a percentage of revenue in the current year is attributable to the Nitram backlog and inventory costs included in fiscal 2009 costs that were not replicated in the current year.
     Environmental Systems
     The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 27.5% and 14.8% of our revenues for the three months ended September 30, 2009 and 2008, respectively.
     The following summarizes Environmental Systems revenues and operating income:

	Three months ended September 30,
	2009	2008
	($ in thousands)
Revenues	$8,630	$6,469
Operating income	$2,315	$1,788

Operating income as % of revenues	26.8%	27.6%
     Revenues from environmental systems increased $2,161, or 33.4%, during the three months ended September 30, 2009 compared to the same period in the previous year. A portion of the higher revenue is the result of increased international sales of NOx reduction solutions.
     Environmental Systems operating income for the three months ended September 30, 2009 increased $527, or 29.5%, compared to the three months ended September 30, 2008. As a percentage of environmental systems revenues, operating income decreased to 26.8% during the three months ended September 30, 2009 from 27.6% for the same period in the prior year.

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
     Corporate Level Expenses
     Corporate level general and administrative expenses were $3,944 and $4,300 for the three months ended September 30, 2009 and 2008, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Contingencies
     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 8 of the financial statements.
Backlog
     Our backlog of uncompleted orders was $61,000 at September 30, 2009, compared to $73,000 at June 30, 2009. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. We believe the decrease in our backlog can be attributed to the weak global economy.
Financial Position
     Assets. Total assets increased by $520, or 0.3%, from $153,180 at June 30, 2009, to $153,700 at September 30, 2009. On September 30, 2009, we held cash and cash equivalents of $20,805, had working capital of $40,921 and a current liquidity ratio of 1.8-to-1.0. This compares with cash and cash equivalents of $17,738, working capital of $40,247, and a current liquidity ratio of 1.8-to-1.0 at June 30, 2009.
     Liabilities and Equity. Total liabilities decreased by $8,191, or 7.6%, from $107,222 at June 30, 2009 to $99,031 at September 30, 2009. The decrease in our total liabilities is attributed to the repayment of all outstanding indebtedness under our subordinated term loan partially offset by the increase in the derivative liabilities associated with the sale of the Series A convertible preferred stock.
     The increase in our equity of $8,711, or 19.0%, from $45,958 at June 30, 2009 to $54,669 at September 30, 2009 is primarily attributable to an increase in additional paid-in capital related to warrants issued in the preferred stock transaction on September 4, 2009, and an increase in temporary equity attributable to the preferred stock issuance of 21,140 shares. Our ratio of debt (total liabilities)-to-equity improved from 2.3-to-1.0 at June 30, 2009 to 1.8-to-1.0 at September 30, 2009.
Liquidity and Capital Resources
     Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At September 30, 2009, the balance of these working capital accounts was $25,053 compared to $27,387 at June 30, 2009, reflecting a decrease of our investment in these working capital items of $2,334. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones.

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
     Our cash and cash equivalents were $20,805 as of September 30, 2009 compared to $17,738 at June 30, 2009. During the three months ended September 30, 2009, cash provided by operating activities was $4,286 for the three months ended September 30, 2009 compared to cash used in operating activities of $3,580 for the three months ended September 30, 2008, primarily related to changes in accounts payable in the current period and accounts receivable in the prior year.
     Cash used in investing activities was $10 for the three months ended September 30, 2009, compared to $304 for the three months ended September 30, 2008. Cash used during the three months ended September 30, 2009 and 2008 related primarily to purchases of property and equipment.
     Cash used in financing activities during the three months ended September 30, 2009 was $1,260 compared to $1,196 during the same period in the previous year. The cash used in financing activities for the three months ended September 30, 2009 primarily related to $20,000 principal payments on the subordinated term loan offset by net proceeds from preferred stock issuance of $19,235 and the noncontrolling interest’s investment of $505 in our China subsidiary.
     As a result of the events described above, our cash and cash equivalents during the three months ended September 30, 2009 increased by $3,067 compared to a decrease of $4,797 during the three months ended September 30, 2008.
     We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. During the three months ended September 30, 2009, there were no material changes in our primary market risk exposures.
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

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
persons or by collusion of two or more people. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     During the quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended June 30, 2009.
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit
31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

PMFG, Inc. and Subsidiaries
September 30, 2009
(In thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.
Date: November 9, 2009	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.