Form 10-Q
period 2009-12-31
PMFG, Inc.
filed 2010-02-09
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on February 8, 2010, was 13,237,723.

FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	adverse changes in the current global economic environment or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;
•	the impact of the current global credit crisis, including the impact on the trading price of our common stock and our ability and our customers’ ability to access capital markets;
•	changes in the price, supply or demand for natural gas, bio fuel and oil;
•	changes in current environmental legislation;
•	increased competition;
•	decreased demand for our products;
•	the effects of the United States’ involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;
•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;
•	risks associated with the significant indebtedness that we incurred in connection with our acquisition of Nitram Energy, Inc., in April 2008;
•	limitations on raising additional equity imposed by our Series A convertible redeemable preferred stock;
•	the effects of natural disasters; and
•	loss of the services of any of our senior management or other key employees.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,074	$17,738
Restricted cash	4,606	4,132
Accounts receivable, principally trade — net of allowance for doubtful accounts of $451 at December 31, 2009 and $460 at June 30, 2009	25,005	29,551
Inventories — net	8,187	9,354
Costs and earnings in excess of billings on uncompleted contracts	19,178	21,716
Deferred income taxes	3,460	2,816
Other current assets	2,211	2,384

Total current assets	80,721	87,691

Property, plant and equipment — net	7,846	8,465
Intangible assets — net	22,341	22,084
Goodwill	29,432	29,432
Equity method investment	—	2,526
Other assets	1,899	2,982

Total assets	$142,239	$153,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,907	$15,647
Current maturities of long-term debt	4,000	6,820
Billings in excess of costs and earnings on uncompleted contracts	8,648	8,233
Commissions payable	2,261	2,764
Income taxes payable	950	1,342
Accrued product warranties	1,267	1,242
Customer deposits	2,908	2,261
Accrued liabilities and other	7,423	9,135

Total current liabilities	39,364	47,444

Long-term debt	27,180	49,180
Deferred income taxes	9,069	9,559
Derivative liability	27,547	—
Other non-current liabilities	930	1,039

Commitments and contingencies

Preferred stock — authorized, 5,000,000 shares of $0.01 par value; issued and outstanding, 21,140 and 0 shares at December 31, 2009 and June 30, 2009, respectively	—	—

Stockholders’ equity:
Common stock — authorized, 25,000,000 shares of $0.01 par value; issued and outstanding, 13,237,723 and 13,078,760 shares at December 31, 2009 and June 30, 2009, respectively	132	131
Additional paid-in capital	10,994	10,186
Retained earnings	27,981	36,349
Accumulated other comprehensive loss	(1,444)	(708)

Total PMFG, Inc. stockholders’ equity	37,663	45,958
Noncontrolling interest	486	—

Total equity	38,149	45,958

Total liabilities and equity	$142,239	$153,180

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenues	$24,529	$39,105	$55,860	$82,761
Cost of goods sold	16,261	26,826	35,825	59,205

Gross profit	8,268	12,279	20,035	23,556

Operating expenses
Sales and marketing	2,567	4,160	5,577	8,246
Engineering and project management	1,778	2,069	3,628	4,045
General and administrative	3,735	4,179	7,679	8,479

	8,080	10,408	16,884	20,770

Operating income	188	1,871	3,151	2,786

Other income (expense)
Interest income	6	45	18	123
Interest expense	(691)	(1,597)	(1,902)	(3,193)
Loss on extinguishment of debt	—	—	(1,303)	—
Foreign exchange gain (loss)	611	575	815	(75)
Change in fair value of derivative liability	(5,812)	—	(8,312)	—
Other income (expense), net	(241)	(134)	(241)	94

	(6,127)	(1,111)	(10,925)	(3,051)

Earnings (loss) before income taxes	(5,939)	760	(7,774)	(265)
Income tax (expense) benefit	18	(266)	(238)	93

Net earnings (loss)	$(5,921)	$494	$(8,012)	$(172)

Less net loss attributable to noncontrolling interest	$9	$—	$59	$—

Net earnings (loss) attributable to PMFG, Inc.	$(5,912)	$494	$(7,953)	$(172)

Dividends on preferred stock	$(321)	$—	$(415)	$—

Earnings (loss) applicable to PMFG, Inc. common stockholders	$(6,233)	$494	$(8,368)	$(172)

Basic and diluted earnings (loss) per share	$(0.47)	$0.04	$(0.63)	$(0.01)

Weighted-average shares outstanding:
Basic	13,226	12,958	13,214	12,951
Effect of dilutive options and restricted stock	—	233	—	—

Diluted	13,226	13,191	13,214	12,951

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	December 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(8,012)	$(172)
Depreciation and amortization	1,619	5,407
Loss on extinguishment of debt	1,303	—
Deferred income taxes	(1,134)	(8)
Deferred rent expense	(227)	(28)
Bad debt expense	—	237
Provision for warranty expense	321	(117)
Inventory valuation reserve	478	90
Foreign exchange (gain) loss	(815)	75
Change in fair value of derivative liability	8,312	—
Gain on liquidation of equity method investment	(30)	—
Stock-based compensation	809	913
Changes in operating assets and liabilities:
Accounts receivable	4,546	(3,667)
Inventories	674	3,166
Costs and earnings in excess of billings on uncompleted contracts	2,481	3,624
Other current assets	170	(83)
Other assets	(134)	16
Accounts payable	(3,797)	(8,178)
Billings in excess of costs and earnings on uncompleted contracts	415	(1,083)
Commissions payable	(503)	1,868
Income taxes	(126)	(849)
Accrued product warranties	(296)	(48)
Accrued liabilities, customer deposits and other	(1,432)	(4,964)

Net cash provided by (used in) operating activities:	4,622	(3,801)

Cash flow from investing activities:
Increase in restricted cash	(548)	(616)
Acquisition of intangibles	(750)	—
Purchases of property and equipment	(197)	(636)
Post closing purchase price adjustment	—	455
Proceeds from liquidation of equity method investment	2,439	—

Net cash provided by (used in) investing activities:	944	(797)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock and warrants	19,235	—
Payment of debt issuance cost	(552)	(196)
Payment of long-term debt	(24,820)	(2,000)
Equity contribution from noncontrolling interest	545	—
Dividends paid on preferred stock	(415)	—

Net cash used in financing activities	(6,007)	(2,196)

Effect of exchange rate changes on cash and cash equivalents	777	2,060

Net increase (decrease) in cash and cash equivalents	336	(4,734)

Cash and cash equivalents at beginning of period	17,738	11,444

Cash and cash equivalents at end of period	$18,074	$6,710

Supplemental disclosures:
Interest paid	$1,483	$2,578
Income taxes paid	$1,259	$510
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance at July 1, 2009	13,079	$131	$10,186	$36,349	$(708)	$45,958	$—	$45,958

Net loss				(7,953)		(7,953)	(59)	(8,012)

Foreign currency translation adjustment					(736)	(736)	—	(736)

Total comprehensive loss						(8,689)	(59)	(8,748)

Stock awards	159	1	794			795		795

Stock option expense			14			14		14

Noncontrolling interest in subsidiary						—	545	545

Preferred stock dividends				(415)		(415)		(415)

Balance at December 31, 2009	13,238	$132	$10,994	$27,981	$(1,444)	$37,663	$486	$38,149

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of December 31, 2009 and for the three and six months ended December 31, 2009 and 2008 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Basis of Consolidation
The Company’s financial statements as of December 31, 2009 and for the three and six months ended December 31, 2009 and 2008 are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In addition to the wholly-owned subsidiaries, the Company has a 40% interest in a joint venture located in Japan, which was presented as an equity method investment at June 30, 2009. During the six months ended December 31, 2009, the joint venture was in the process of being formally dissolved and the Company liquidated its interest and recorded a gain on the liquidation of equity investments in the Consolidated Statements of Operations.
China Subsidiary
The Company established a new business venture in China and continues to develop an established network of subcontractors to grow international market share and increase profitability through Peerless Manufacturing (Zhenjiang) Co. LTD, (“PMZ”), a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC, a majority-owned Delaware subsidiary (“Peerless Propulsys”). The Company has agreed to make a 60% equity investment in Peerless Propulsys and is entitled to 80% of the total profits of Peerless Propulsys. Peerless Propulsys has been consolidated in the Company’s financial statements. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income of the majority-owned subsidiary are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to the Company’s and the non-controlling interest. The non-controlling interest is reported in the Consolidated Balance Sheets as a separate component of equity.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts which are outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.
Inventories
The Company values its inventory using the lower of weighted average cost or market. The Company regularly reviews the value of inventory on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value, typically represented by the discounted cash flows associated with the asset.
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
December 31, 2009
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Intangible Assets and Goodwill (continued)
Intangible assets subject to amortization acquired as part of the Nitram acquisition include customer backlog, licensing agreements, and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets acquired in the Nitram acquisition that the Company considers indefinite are trade names and design guidelines. The Company evaluates the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable.
Convertible Redeemable Preferred Stock
The Company’s Series A convertible redeemable preferred stock (“Preferred Stock”) contains redemption options which place redemption outside of the Company’s control. The Preferred Stock has been classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statements of Equity. Because the derivative liability embedded in the Preferred Stock host instrument had a fair value in excess of the net proceeds of the Preferred Stock issuance, no amounts have been assigned to preferred stock in the allocation of proceeds. Management considers the redemption of the Preferred Stock is not probable and, accordingly, does not accrete changes in the redemption value.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at December 31, 2009 and June 30, 2009 approximate fair value.
The Company considers the conversion rights and redemption rights features of the Preferred Stock to be embedded derivative features of the Preferred Stock host contract, and their fair values are included as a derivative liability on the Consolidated Balance Sheets. Changes in fair value of the derivative liability are included in other income (expense) in the Consolidated Statements of Operations.
Revenue Recognition
The Company provides products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods. In connection with these contracts, the Company uses percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, the consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.
The completed contract method is applied to relatively short-term contracts where the financial statement presentation does not vary materially from the presentation under the percentage-of-completion method. Revenues under the completed contract method are recognized upon shipment of the product.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Earnings (Loss) Per Common Share
The Company calculates earnings (loss) per common share by dividing the income available to common stockholders by the weighted average number of common shares outstanding. The Company has determined that the Preferred Stock represents a participating security because holders of the Preferred Stock have rights to participate in any dividends on an as-converted basis; therefore, basic earnings per common share is calculated consistent with the provisions of Accounting Standards Codification 260-45 Participating Securities and the Two Class Method. Because the Preferred Stock does not participate in losses, 2,642,500 convertible shares are excluded from the calculation of basic loss per share calculations for the three and six months ended December 31, 2009. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 107,072 shares of common stock and warrants to purchase 394,219 shares of common stock were excluded from the calculation of dilutive securities for the three and six months ended December 31, 2009 because they were anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.
2. RECLASSIFICATION OF EQUITY AND LIABILITIES
During the three months ended December 31, 2009, Management identified mistakes in the application of the Monte Carlo simulation model and the fair value methodology as it applies to the Company’s Series A convertible redeemable preferred stock and warrants and derivative liability embedded in the preferred stock host instrument. After adjustment, Management determined the derivative liability’s fair value was in excess of the proceeds received from the preferred stock issuance. The assigned values to the embedded derivative liability, preferred stock, and warrants should have been $19,235, $0, and $0, respectively. Management concluded the allocation of the proceeds to temporary equity, additional paid-in capital, and long-term liabilities was incorrect but did not materially misstate the previously issued financial statements as of and for the three months ended September 30, 2009. Proceeds from the Preferred Stock issuance previously allocated to preferred stock, presented as a component of temporary equity, and to the warrants, presented as a component of additional paid-in-capital, were reclassified in the Consolidated Balance Sheets as of December 31, 2009 to the derivative liability. The following table presents the impacted line items as reported for the three months ended September 30, 2009, and as reclassified:

	As reported at		As reclassified
	September 30,		September 30,
	2009	Reclassification	2009
Derivative Liability	$11,530	$10,205	$21,735

Preferred Stock	$4,762	$(4,762)	$—

Common stock	132	—	132
Additional paid-in capital	16,178	(5,443)	10,735
Retained earnings	34,214	—	34,214
Accumulated other comprehensive loss	(1,072)	—	(1,072)

Stockholders’ equity	$49,452	$(5,443)	$44,009

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
3. RECENT ACCOUNTING PRONOUNCEMENTS
In August 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2009-4, “Accounting for Redeemable Equity Instruments, Amendment to Section 480-10-S99” (“ASU 2009-4”). ASU 2009-4 relates to distinguishing liability from equity. The adoption of ASU 2009-4 had no impact on previously issued financial statements; however, the provisions of the update were applied in the recording of the Preferred Stock as described in Note 10 below.
In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC” or the “Codification”) which superseded all then-existing non-SEC accounting and reporting standards and made all other non-grandfathered, non-SEC accounting literature not included in the Codification non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and did not have any effect on the consolidated financial statements, but has resulted in a new method of referencing GAAP guidance throughout this and future reports.
In June 2008, the FASB issued new authoritative guidance related to the calculation of earnings per share (“EPS”). The guidance provides that unvested instruments granted in share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing EPS pursuant to the two-class method. This guidance was subsequently codified as part of ASC 260 Earnings Per Share. As of July 1, 2009, the Company adopted the provisions of this guidance for the presentation of EPS data in the Consolidated Statements of Operations. The Company’s participating securities are composed of unvested restricted stock and the Company’s Preferred Stock. All prior period EPS information presented was adjusted retrospectively to conform to the provisions of the guidance. The adoption did not result in a change in the reported EPS for any prior period presented.
In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. The Company adopted this guidance in the first quarter of fiscal 2010 and the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this guidance identifies circumstances that indicate a transaction is not orderly. The Company adopted this guidance in the second quarter of fiscal year 2010, and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB established new accounting and reporting standards for a non-controlling interest (also called a “minority interest”) in a subsidiary and for the deconsolidation of a subsidiary. The new guidance was subsequently codified as part of ASC 810 Consolidation and clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be separately reported in the consolidated financial statements. As of July 1, 2009, the Company adopted the provisions of this guidance, which did not have a material impact on the Company’s overall financial condition, results of operations, or cash flows. The Company did apply the guidance prospectively to non-controlling interests associated with its new manufacturing facility in China.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
4. INVENTORIES
Principal components of inventories are as follows:

	December 31,	June 30,
	2009	2009

Raw materials	$5,984	$6,053
Work in progress	2,930	3,338
Finished goods	473	685

	9,387	10,076
Reserve for obsolete and slow-moving inventory	(1,200)	(722)

	$8,187	$9,354

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	December 31,	June 30,
	2009	2009

Costs incurred on uncompleted contracts and estimated earnings	$98,912	$92,824
Less billings to date	(88,382)	(79,341)

	$10,530	$13,483

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	December 31,	June 30,
	2009	2009

Costs and earnings in excess of billings on uncompleted contracts	$19,178	$21,716
Billings in excess of costs and earnings on uncompleted contracts	(8,648)	(8,233)

	$10,530	$13,483

6. ACCRUED PRODUCT WARRANTIES
Accrued product warranty activity is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Balance at beginning of period	$1,284	$1,273	$1,242	$1,224
Provision for warranty expenses	248	(191)	321	(117)
Warranty charges	(265)	(23)	(296)	(48)

Balance at end of period	$1,267	$1,059	$1,267	$1,059

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
7. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	December 31,	June 30,
	2009	2009

Accrued start-up (commissioning) expense	$2,578	$3,327
Accrued compensation	2,457	2,233
Accrued professional expenses	1,704	2,462
Other	684	1,113

	$7,423	$9,135

8. DEBT
Outstanding long-term debt obligations are as follows:

		December 31,	June 30,
	Maturities	2009	2009

Senior secured credit facilities:
Revolving credit facility	2011	$—	$—
Term loan	2013	31,180	36,000

Total senior secured credit facilities		31,180	36,000
Subordinated secured term loan	2013	—	20,000

Total debt		31,180	56,000
Less current maturites		(4,000)	(6,820)

Total long-term debt		$27,180	$49,180

On September 4, 2009, the Company amended both its senior term loan and revolving credit facility to permit the terms of the issuance of the Preferred Stock and to permit use of available cash to pay the subordinated secured term loan. The subordinated term loan was repaid in full using the proceeds from the Company’s Preferred Stock financing and available cash. Unamortized deferred financing costs of $1,303 were recorded as a loss on extinguishment of debt on the Consolidated Statement of Operations for the six months ended December 31, 2009. Interest on the subordinated note was payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated term loan.
The senior term loan matures on March 31, 2013. Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option, (5.25% at December 31, 2009 and 6.25% at June 30, 2009). On September 9, 2009, the Company amended both its senior term loan and revolving credit facility to enhance the Company’s financial flexibility by relaxing certain ratio covenant requirements. Interest on the base rate option is calculated as the greater of the administrative agent’s prime rate or the federal funds effective rate plus 100 basis points plus a margin of between 275 and 400 basis points depending upon the Company’s consolidated total leverage ratio (“CTL”). Interest on the LIBOR rate option is calculated as the adjusted LIBOR rate plus a margin of between 375 and 500 basis points depending upon the Company’s CTL, subject to a LIBOR floor of 1%. Prior to the amendment, the relevant margins on the senior term loan were between 50 and 125 basis points and between 275 and 350 basis points for base rate loans and LIBOR rate loans, respectively. The Senior Secured Credit Agreement requires quarterly principal payments on the senior term loan of $1,000 through and including April 1, 2011 and $1,500 thereafter through March 31, 2013, with the balance of the senior term loan due at maturity. The Senior Secured Credit Agreement also requires additional principal payments of the senior term loan based upon the Company’s cash flow beginning with the 2009 fiscal year, the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
8. DEBT — CONTINUED
The revolving credit facility matures on April 30, 2011. As of December 31, 2009, interest under the revolving credit facility is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option. Interest on the base rate option for the revolving credit facility is equal to the greater of the administrative agent’s prime rate or the federal funds effective rate plus 100 basis points plus a margin of between 275 and 375 basis points depending upon the Company’s consolidated total leverage ratio (“CTL”). Interest on the LIBOR rate option is calculated as the adjusted LIBOR rate plus a margin of between 375 and 475 basis points depending upon the Company’s CTL, subject to a LIBOR floor of 1%. Prior to the amendment, the relevant margins on the revolving credit facility were between 25 and 100 basis points and between 225 and 300 basis points for base rate loans and LIBOR rate loans respectively. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base). There were no outstanding borrowings under the revolving credit facility at December 31, 2009 or June 30, 2009.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. They also contain covenants and events of default that, among other things, require the Company to satisfy financial tests and maintain financial ratios. At December 31, 2009, required financial ratios included a minimum fixed charge coverage ratio of 1.40 to 1.00, a maximum leverage ratio of 3.50 to 1.00, and an adjusted minimum net worth requirement at all times not less than the base adjusted net worth ($59,519 and $59,336 at December 31, 2009 and June 30, 2009, respectively). Consolidated adjusted net worth is defined under the senior term loan agreement as total common shareholders’ equity together with preferred stock which is classified as part of shareholders’ equity. For purposes of calculating financial covenants, the Series A convertible redeemable preferred stock (and each aspect and feature thereof) is deemed not to be debt or liabilities. As of December 31, 2009, the Company was in compliance with all covenants in its debt agreements.
The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2009 and 2008 and will continue to amortize in the amount of $5,000 on October 1, 2010, $4,500 on October 3, 2011, and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At December 31, 2009 the Interest Rate Cap Transaction has an estimated fair market value of $22.
The Company’s U.K. subsidiary has a £4,700 ($7,597) debenture agreement used to facilitate issuances of letters of credit and bank guarantees. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, and by a cash deposit of £2,850 ($4,606) at December 31 2009 and £2,511 ($4,132) at June 30, 2009, which is recorded as restricted cash on the consolidated balance sheet. At December 31 2009, there was £3,929 ($6,350) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2009, there was £2,926 ($4,815) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under the U.K. subsidiary's debenture agreement at December 31, 2009 or June 30, 2009.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. The Company has recorded an accrual of $525 related to repairs performed by the Company and the applicable insurance deductible. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. At this time, management believes that MMPP’s claims are without merit and intends to vigorously defend this suit.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. Management does not believe the disposition of any current matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Nitram Acquisition
The Company completed the acquisition of Nitram in April 2008. As a result of the acquisition, the Company is liable for the operations of Nitram and its subsidiaries because these entities are wholly-owned subsidiaries. In connection with the Nitram acquisition, the Company acquired indirect ownership of Burgess-Manning, Inc. (“Burgess-Manning”). Prior to the Nitram acquisition, Burgess-Manning, made a voluntary disclosure to the Office of Foreign Assets Control (“OFAC”) regarding sales of industrial separators to Iran. The Company cannot predict the response of OFAC, the outcome of any related proceeding or the likelihood that future proceedings will be instituted against the Company. In the event that there is an adverse ruling in any proceeding, the Company may be required to pay fines and penalties.
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls, and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plant. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards, and that further investigation and remediation was not required. Soil remediation at the Vermont Street Plant in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at the site for an additional five years. The total costs accrued are $613 at December 31, 2009 and June 30, 2009. The Company is seeking reimbursement for the cost of the remediation under the purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse these costs.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES — CONTINUED
Under the contract for the Nitram acquisition, $10,920 of the purchase price was placed in escrow to reimburse the Company for breach of representation and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure and environmental matters. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. As of December 31, 2009, the Company has filed claims totaling $1,999 against the escrow. Certain of the claims made by the Company are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. All escrow payments have been released to the sellers, withholding $1,389 for claims, which represents the Company’s claims of $1,999, less the 1% deductible estimate of $610. The sellers have objected to the claims and the parties are currently in the process of negotiating the escrow claims.
10. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS
On September 4, 2009, the Company issued and sold 21,140 shares of its Preferred Stock, par value $0.01 per share and warrants (the “ Warrants “) to certain accredited investors (each a “Purchaser” and collectively, the “Purchasers”) for an aggregate purchase price of $21,140 (the “Offering”). The Company and each Purchaser entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering. The Offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds received from the Offering and available cash to repay all of the Company’s outstanding indebtedness under its subordinated term loan.
Preferred Stock
The terms, rights, obligations and preferences of the Preferred Stock are set forth in the Certificate of Designations of the Series A Convertible Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on September 4, 2009.
The Preferred Stock is immediately convertible, at the option of the holder, into shares of common stock at an initial conversion price of $8.00 per share, subject to certain anti-dilution adjustments (the “Conversion Price”). The Conversion Price will be adjusted for stock splits, dividends, and the like, and in the event the Company issues and sells its equity securities at a price below the Conversion Price. In addition, in some circumstances, the holders of Preferred Stock will be entitled to participate in an offering by the Company of its equity securities or securities convertible into or exchangeable for its equity securities, subject to certain exceptions including any public offering of its common stock. Holders of the Preferred Stock are entitled to quarterly dividends at an annual rate of 6.0%. In the event the Company fails to fulfill its obligations under the Preferred Stock, the dividend rate will increase to an annual rate of 8.0%. All dividends will be cumulative and compound quarterly and may be paid, at the option of the Company, in cash or common stock, or a combination of the two. If the Company elects to issue shares of common stock as dividend payments, the value per share will be equal to 85% of the volume weighted average price per share (“VWAP”) of the common stock for the fifteen days preceding, but not including, the date of such payments.
During the three and six months ended December 31, 2009, the Company paid $415 of cash dividends accrued through December 31, 2009.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
10. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS — CONTINUED
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
Beginning on September 4, 2011, the Company may require the conversion of any and all outstanding shares of Preferred Stock, provided that the VWAP of the common stock exceeds 200% of the Conversion Price for twenty of the immediately preceding thirty consecutive trading days.
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock are entitled to a liquidation preference (the “Liquidation Preference”) equal to:
•	the greater of:
•	the price per share the holder paid for the Preferred Stock; or

•	the amount the holder would have received upon a liquidation, if the holder had converted their shares immediately prior thereto; and
•	plus any accumulated and unpaid dividends.
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
The NASDAQ Marketplace rules limit the number of shares of common stock that may be issued in a private placement at a discount to the then current market price without obtaining stockholder approval. As a result, the aggregate number of shares of common stock that could have been issued upon the conversion or redemption of the Preferred Stock or payment of the dividends or Liquidation Preference would have been limited to 19.99% of the outstanding shares of common stock (the “Issuance Limitation”), unless stockholder approval was obtained. The Company agreed to seek stockholder approval of this matter and to increase the number of authorized shares of common stock by 25 million shares. At the annual meeting of the Company, held on November 19, 2009, the Company’s stockholders approved, by the required votes needed, a proposal to permit the issuance of common stock in excess of the Issuance Limitation, and to increase the number of authorized shares of common stock by 25 million shares. See Part II, Item 4 of this report.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
10. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS — CONTINUED
Other Obligations
As required by the Purchase Agreement, the Company filed a registration statement following the closing of the Offering to register the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. The registration statement was declared effective on November 25, 2009. In certain circumstances, should the registration cease to become effective, the Company would be liable for damages equal to 1% per month of the aggregate purchase price paid by the Purchasers. At December 31, 2009, the Company does not consider this liability to be probable and has not recorded any amount on the Consolidated Balance Sheets.
So long as at least $5 million of the Preferred Stock remains outstanding, the Purchasers are entitled to participate in an offering by the Company of its equity securities or securities convertible into or exchangeable for its equity securities, subject to certain exceptions, including any public offering of common stock. The Purchase Agreement contains customary representations, warranties and covenants by the parties. In addition, each Purchaser made representations and other agreements with the Company regarding the Purchaser’s beneficial ownership and group status under Rule 13(d) of the Securities Exchange Act of 1934, as amended, as a result of the Offering.
Initial Accounting
As noted in Note 2, the initial accounting of the Preferred Stock issuance was reallocated from the amounts previously reported at September 30, 2009. See Note 2 for a reconciliation of amounts previously reported to amounts reported in the current filing.
Under the initial accounting, the Company separated the Preferred Stock instrument into component parts of the Preferred Stock host contract, the Warrants, and an embedded derivative liability which reflected the redemption and conversion rights of the Purchasers and the Company. The Company estimated the fair value of each component as of the date of issuance and allocated net proceeds initially to the fair value of the embedded derivative liability, with any remaining net proceeds allocated to the Warrants, as paid-in-capital, and to the convertible redeemable preferred stock, as temporary equity.
At September 4, 2009, the fair value of the embedded derivative feature of the Preferred Stock issuance exceeded the net proceeds received from the issuance. Therefore, the derivative liability was recorded at the amount of net proceeds, and no value was assigned to the Preferred Stock host instrument or the Warrants. The following is a summary of the proceeds from the issuance of the Preferred Stock and the initial accounting (as reclassified) of the issuance:

Cash proceeds from preferred stock issuance	$21,140
Transaction costs	(1,905)

Net proceeds from preferred stock issuance	$19,235

Fair value of derivative liability	$19,235
Preferred Stock/temporary equity (relative fair value)	—
Warrant/Equity (relative fair value)	—

Net fair value of preferred stock, derivative and warrants	$19,235

See note 13 for discussion of subsequent fair value adjustments.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
11. STOCKHOLDER RIGHTS PLAN
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
12. STOCK-BASED COMPENSATION
The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended December 31, 2009 and 2008:

	Six months ended December 31,
	2009		2008
	Number of		Number of
	Shares	Fair Value	Shares	Fair Value
Grant Type	Granted	of Grant	Granted	of Grant

Stock	36,000	$315	24,000	$638
Restricted stock	111,550	$1,038	32,758	$872
The Company recognizes compensation expense for restricted stock awards over the four-year vesting period based on the fair value of the awards on the grant date, net of forfeitures. The fair value of stock and restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.
13. FAIR VALUE MEASUREMENTS
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
13. FAIR VALUE MEASUREMENTS — CONTINUED
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
The Company considers the conversion and redemption rights features of its Preferred Stock to be embedded derivative features of the preferred stock host contract. The liabilities associated with these features are included as a derivative liability on the Consolidated Balance Sheets. The Company values these features using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the Company’s stock price. At certain extreme stock price points within its Monte Carlo simulation, the Company assumes holder conversion of the preferred stock. In estimating the fair value at December 31, 2009, the Company estimated future volatility by calculating a blended volatility rate which considered the historic volatility of the Company’s stock equally weighted with the historic volatility of the stock of a selected peer group over a five year period. For the three and six months ended December 31, 2009, an increase in fair value of $5,812 and $8,312, respectively, was recorded to other expense in the Consolidated Statements of Operations.
The Company values its Interest Rate Cap using a Modified Black-Scholes valuation methodology and market data derived from published market data sources. For the three and six months ended December 31, 2009, a decrease in fair value of $2 and $18, respectively, was recorded as a component of interest expense in the Consolidated Statement of Operations.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31,
	2009	Level 1	Level 2	Level 3
Derivatives related to conversion and redemption rights	$(27,547)	$—	$—	$(27,547)

Interest Rate Cap	$22	$—	$22	$—
The following is a summary of changes to fair value measurements using Level 3 inputs (as reclassified) during the three and six months ended December 31, 2009:

Balance, July 1, 2009	$—
Issuance of derivative instruments	(19,235)
Change in fair value of derivative liability	(2,500)

Balance, September 30, 2009	(21,735)

Change in fair value of derivative liability	(5,812)

Balance, December 31, 2009	$(27,547)

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(In thousands, except share and per share amounts)
14. SEGMENT INFORMATION
The Company has two reportable segments: Process Products and Environmental Systems. The Process Products segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The main product of the Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR systems.” These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions into nitrogen and water, and reducing air pollution from exhaust gases caused by burning hydrocarbon fuels such as coal, bio-fuels, natural gas and oil. Along with the SCR Systems, this segment also offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three and six months ended December 31, 2009 and 2008 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues
Process Products	$19,409	$29,394	$42,110	$66,581
Environmental	5,120	9,711	13,750	16,180

Consolidated	$24,529	$39,105	$55,860	$82,761

Operating income
Process Products	$3,045	$4,045	$7,637	$7,472
Environmental	878	2,005	3,193	3,793
Reconciling items	(3,735)	(4,179)	(7,679)	(8,479)

Consolidated	$188	$1,871	$3,151	$2,786

15. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 9, 2010, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

PMFG, Inc. and Subsidiaries
December 31, 2009
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
We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a summary of the issuance of our Series A convertible redeemable preferred stock and warrants and a brief summary of recent developments regarding our acquisition of Nitram. This overview is followed by a discussion of our results of operations for the three and six months ended December 31, 2009 and 2008, including a discussion of significant period-to-period variances. We also include information regarding our two reportable business segments: process products and environmental systems. We then discuss our financial condition at December 31, 2009 with a comparison to June 30, 2009. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
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
Our products and systems are marketed worldwide. In each of the last three fiscal years, approximately 35% of our revenues have been generated from outside the United States. We expect our international sales to continue to be an increasingly important part of our business.
We have established a new business venture in China and continue to develop our established network of subcontractors to grow our international market share and increase profitability through Peerless Manufacturing (Zhenjiang) Co. LTD, a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC, our majority-owned subsidiary. This entity has been consolidated in the Company’s financial statements.
On September 4, 2009, we issued and sold shares of Series A convertible redeemable preferred stock and warrants in a private placement for an aggregate purchase price of $21,140. We used the net proceeds and available cash to repay all outstanding indebtedness under our subordinated term loan. In accordance with NASDAQ rules, the aggregate number of shares of common stock that may be issued upon the conversion or redemption of the preferred stock or upon dividend or liquidation payments was limited to 19.99% of the outstanding shares of our common stock on September 4, 2009, until the requisite stockholder approval was obtained. On November 19, 2009, the stockholders approved (i) a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to increase the authorized common stock from 25 million shares to 50 million shares and (ii) a proposal to permit the issuance of more than 19.99% of the outstanding shares of our common stock, among other proposals.

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
In connection with the issuance of the Series A convertible redeemable preferred stock, we filed with the SEC a registration statement covering the resale of the shares of our common stock issuable upon conversion of the Series A convertible redeemable preferred stock and exercise of the attached warrants. We also filed a shelf registration statement with the SEC that will allow us to sell up to $60 million of equity, debt and other securities of the Company. Both registration statements were declared effective on November 25, 2009.
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
During the three months ended December 31, 2009, Burgess Miura Co., Ltd., a joint venture in Japan in which the Company held a 40% interest, is in the process of being formally dissolved. We received gross proceeds from the liquidation of $2,705 which resulted in a gain of $30 recorded to our Consolidated Statement of Operations for the three and six months ended December 31, 2009. Accumulated foreign currency translation adjustments of $523 were recognized in the Consolidated Statement of Operations as a component of foreign exchange gain during the three and six months ended December 31, 2009.
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

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
Results of Operations
The following summarizes our consolidated statements of operations as a percentage of revenues:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.3%	68.6%	64.1%	71.5%

Gross profit	33.7%	31.4%	35.9%	28.5%
Operating expenses	32.9%	26.6%	30.2%	25.1%

Operating income	0.8%	4.8%	5.7%	3.4%
Other expense	(25.0)%	(2.8)%	(19.6)%	(3.7)%

Earnings (loss) before income taxes	(24.2)%	2.0%	(13.9)%	(0.3)%
Income tax benefit (expense)	0.1%	(0.7)%	(0.4)%	0.1%

Net earnings (loss)	(24.1)%	1.3%	(14.3)%	(0.2)%
Less net loss attributable to noncontrolling interest	—%	—%	—%	—%

Net earnings (loss) attributable to PMFG, Inc.	(24.1)%	1.3%	(14.3)%	(0.2)%
Dividends on preferred stock	(1.3)%	—%	(0.7)%	—%

Earnings (loss) applicable to PMFG common stockholders	(25.4)%	1.3%	(15.0)%	(0.2)%

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

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Results of Operations — Consolidated
Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Three months ended December 31,
	2009	% of Total	2008	% of Total
	($ in thousands)

Domestic	$17,110	69.8%	$28,261	72.3%
International	7,419	30.2%	10,844	27.7%

Total	$24,529	100.0%	$39,105	100.0%

Total revenues decreased $14,576, or 37.3%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 as domestic revenues decreased $11,151, or 39.5%, and international revenues decreased $3,425, or 31.6%. The decrease in both the domestic and international revenues can be attributed to the continuing impact of the weak global business environment.
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

	Three months ended December 31,
	2009	% of Revenues	2008	% of Revenues

Revenues	$24,529	100.0%	$39,105	100.0%
Cost of goods sold	16,261	66.3%	26,826	68.6%

Gross profit	$8,268	33.7%	$12,279	31.4%

For the three months ended December 31, 2009, our gross profit decreased $4,011, or 32.7%, compared to the three months ended December 31, 2008, as a result of lower revenues. Our gross profit, as a percentage of revenues, increased to 33.7% for the three months ended December 31, 2009 compared to 31.4% for the same period a year ago. The increase in gross profit as a percentage of revenues during the three months ended December 31, 2009 primarily related to $1,053 of amortization expense related to Nitram’s backlog that was recorded during the three months ended December 31, 2008. See “Overview” above for additional information regarding the Nitram acquisition and these expenses.
Operating Expenses. The following summarizes operating expenses:

	Three months ended December 31,
	2009	% of Revenues	2008	% of Revenues

Sales and marketing	$2,567	10.5%	$4,160	10.6%
Engineering and project management	1,778	7.2%	2,069	5.3%
General and administrative	3,735	15.2%	4,179	10.7%

Total	$8,080	32.9%	$10,408	26.6%

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
Operating expenses decreased $2,328, or 22.4%, for the three months ended December 31, 2009 compared to the same period a year ago. As a percentage of revenues, these expenses increased to 32.9% during the three months ended December 31, 2009 from 26.6% during the three months ended December 31, 2008. Our sales and marketing expenses decreased $1,593 during the three months ended December 31, 2009 compared to the same period in the previous year primarily due to reduced commissions and other selling related expenses associated with the lower revenues in the current quarter, combined with cost control actions taken by management in response to the weak global environment. Our engineering and project management expenses decreased $291 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 primarily due to decreased support activities associated with decreased revenues in the current quarter and cost control actions taken by management. General and administrative expenses decreased $444 during the three months ended December 31, 2009 compared to the same period a year ago primarily due to cost-cutting initiatives instituted by management.
Other Income and Expense. The following summarizes other income and expense:

	Three months ended December 31,
	2009	% of Revenues	2008	% of Revenues

Interest income	$6	—%	$45	0.1%
Interest expense	(691)	(2.8)%	(1,597)	(4.1)%
Loss on extinguishment of debt	—	—	—	—
Foreign exchange gain (loss)	611	2.5%	575	1.5%
Change in fair value of derivative liability	(5,812)	(23.7)%	—	—
Other expense, net	(241)	(1.0)%	(134)	(0.3)%

Total other income (expense)	$(6,127)	(25.0)%	$(1,111)	(2.8)%

For the three months ended December 31, 2009, total other expense items increased by $5,016, compared to the three months ended December 31, 2008. The increase in expense was primarily due to a charge to expense to record the change in the fair value of our derivative liability associated with the conversion and redemption features of our Series A convertible redeemable preferred stock offset by a reduction in interest expense. The decrease in our interest expense was largely the result of extinguishing $20,000 of subordinated term debt in September 2009.
Income Taxes. Our effective income tax rate was 0.3% and 35% for the three months ended December 31, 2009 and 2008, respectively. Our effective rate for the three months ended December 31, 2009, was impacted by a non-deductible charge to adjust our derivative liability in the amount of $5,812.
Net Earnings (Loss). Net loss increased by $6,415 to a net loss of $5,921 during the three months ended December 31, 2009, from net earnings of $494 during the same period in the previous year. Basic and diluted loss per share was ($0.47) per share for the three months ended December 31, 2009, compared to basic and diluted earnings of $0.04 per share for the first three months ended December 31, 2008. The increase in the current year loss and per share loss resulted primarily from the fair value adjustment of the derivative liability, compounded by decreased revenues.
Results of Operations — Segments
We have two lines of business: Process Products and Environmental Systems. Revenues and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“US GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Process Products represented 79.1% and 75.2% of our revenues for the three months ended December 31, 2009 and 2008, respectively.
The following summarizes Process Products revenues and operating income:

	Three months ended December 31,
	2009	2008

Revenues	$19,409	$29,394
Operating income	$3,045	$4,045

Operating income as % of revenues	15.7%	13.8%
Process Products revenues decreased by $9,985, or 34.0%, during the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The decrease in revenues in our Process Products segment was for both domestic and international sales and can be attributed to the weak global environment.
Process Products operating income for the three months ended December 31, 2009 decreased $1,000, or 24.7%, compared to the same period a year ago. As a percentage of Process Products revenues, operating income was 15.7% and 13.8% for the three months ended December 31, 2009 and 2008, respectively. The increase in operating income as a percentage of revenues during the three months ended December 31, 2009 is primarily related to the improved gross profit as a percentage of revenue in the current period, partially offset by the decrease in revenues. The improved gross profit as a percentage of revenue in the current year is attributable to a shift in our product mix towards higher margin marine and nuclear product lines and to amortization expenses associated with the Nitram acquisition. The related acquired asset from the Nitram transaction was fully amortized prior to the three months ended December 31, 2009, so these amortization costs were not replicated in the current year.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 20.9% and 24.8% of our revenues for the three months ended December 31, 2009 and 2008, respectively.
The following summarizes Environmental Systems revenues and operating income:

	Three months ended December 31,
	2009	2008

Revenues	$5,120	$9,711
Operating income	$878	$2,005

Operating income as % of revenues	17.1%	20.6%
Revenues from Environmental Systems decreased $4,591, or 47.3%, during the three months ended December 31, 2009 compared to the same period in the previous year. Second quarter fiscal 2009 Environmental Systems revenue included the impact of one large project which was not replicated in the second quarter of fiscal 2010.

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
Environmental Systems operating income for the three months ended December 31, 2009 decreased $1,127 or 56.2%, compared to the three months ended December 31, 2008. As a percentage of Environmental Systems revenues, operating income decreased to 17.1% during the three months ended December 31, 2009 from 20.6% for the same period in the prior year. During the three months ended December 31, 2009, Environmental Systems had $117 of charges related to warranty and start up expenses to accrue for our estimated liability related to these expenses.
Corporate Level Expenses
Corporate level general and administrative expenses were $3,735 and $4,179 for the three months ended December 31, 2009 and 2008, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008
Results of Operations — Consolidated
Revenues. The following table summarizes consolidated revenues:

	Six months ended December 31,
	2009	% of Total	2008	% of Total
	($ in thousands)

Domestic	$38,687	69.3%	$56,593	68.4%
International	17,173	30.7%	26,168	31.6%

Total	$55,860	100.0%	$82,761	100.0%

We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
For the first six months of fiscal 2010, total revenues decreased $26,901, or 32.5%, compared to the first six months of fiscal 2009. Domestic revenues decreased $17,906, or 31.6%, in the first six months of fiscal 2010 when compared to the first half of fiscal 2009. International revenues decreased $8,995, or 34.4%, in the first six months of fiscal 2010 when compared to the first six months of fiscal 2009. The decrease in both domestic and international revenue is primarily a result of the impact a continuing weak global economic environment had on the erosion of our backlog in previous periods.
Gross Profit. The following table summarizes revenues, cost of goods sold, and gross profit:

	Six months ended December 31,
	2009	% of Revenues	2008	% of Revenues

Revenues	$55,860	100.0%	$82,761	100.0%
Cost of goods sold	35,825	64.1%	59,205	71.5%

Gross profit	$20,035	35.9%	$23,556	28.5%

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
For the first six months of fiscal 2010, our gross profit decreased $3,521, or 14.9%, compared to the first six months of fiscal 2009. Our gross profit, as a percentage of revenues, increased to 35.9%, during the first six months of fiscal 2010 compared to 28.5% for the first six months of fiscal 2009. The increase in gross profit as a percentage of revenues during the six months ended December 31, 2009 primarily related to the $3,755 of amortization expense related to Nitram’s backlog and $2,348 of expense related to the fair value adjustment of Nitram’s inventory charged during the six months ended December 31, 2008, which did not recur during the six months ended December 31, 2009.
Operating Expenses. The following table summarizes operating expenses:

	Six months ended December 31,
	2009	% of Revenues	2008	% of Revenues

Sales and marketing	$5,577	10.0%	$8,246	10.0%
Engineering and project management	3,628	6.5%	4,045	4.9%
General and administrative	7,679	13.7%	8,479	10.2%

Total	$16,884	30.2%	$20,770	25.1%

For the first six months of fiscal 2010, our operating expenses decreased by $3,886 compared to the first six months of fiscal 2009. As a percentage of revenue, these expenses increased to 30.2% in the first six months of fiscal 2010 from 25.1% in the first six months of fiscal 2009. Our sales and marketing expenses decreased $2,669 in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to a reduction in commissions and other sales related expenses associated with reduced revenues. Our engineering and project management expense decreased $417 in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The decrease in engineering and project management expense is primarily due to a combination of fewer support activities required because of the decrease in revenue during the six months and the benefits of cost reduction strategies implemented by management as a response to the weakened global economy. Our general and administrative expenses decreased $800 in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The decrease in general and administrative expenses was primarily due to cost-cutting initiatives instituted by management.
Other Income and Expense. The following table summarizes other income and expenses:

	Six months ended December 31,
	2009	% of Revenues	2008	% of Revenues

Interest income	$18	—%	$123	0.1%
Interest expense	(1,902)	(3.4)%	(3,193)	(3.8)%
Loss on extinguishment of debt	(1,303)	(2.3)	—	—
Foreign exchange gain (loss)	815	1.4%	(75)	(0.1)%
Change in fair value of derivative liability	(8,312)	(14.9)%	—	—%
Other income (expense), net	(241)	(0.4)%	94	0.1%

Total other income (expense)	$(10,925)	(19.6)%	$(3,051)	(3.7)%

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
For the first six months of fiscal 2010, other expenses increased by $7,874, from $3,051 for the first six months of fiscal 2009 to $10,925 for the first six months of fiscal 2010. The increase in other expenses is primarily attributable to the change in the fair value of our derivative liability associated with the conversion and redemption features of our Series A convertible redeemable preferred stock and the write off of $1,303 of deferred financing charges associated with the subordinated term debt that was extinguished in September 2009. The increase was offset by a reduction of interest expense of $1,291 and a gain related to foreign currency transactions of $815 during the six months ended December 31, 2009 compared to a loss on foreign currency transactions of $75 for the six months ended December 31, 2008. The reduction in interest expense was largely the result of extinguishing $20,000 of subordinated term debt in September 2009. The current period foreign exchange gain includes $523 of accumulated foreign currency translation adjustments that were recognized upon the liquidation of our joint venture in Japan.
Income Taxes. Our effective income tax rate was (3.1%) and 35.0% for the first six months of fiscal years 2010 and 2009, respectively. Our effective income tax rate for the six months ended December 31, 2009, was impacted by $8,312 of expense recorded to reflect the change in fair value of our derivative liability, which is not a deductible expense for income tax purposes.
Net Earnings. Our net loss increased by $7,840 from a net loss of $172 in the first six months of fiscal 2009, to net loss of $8,012 in the first six months of fiscal 2010. The primary reason for the increase in the loss is $8,312 of expense related to the change in fair value of the derivative liability and a reduction in gross revenues, partially offset by the improvement of our gross margin as a percent of revenues associated with amortization expense during fiscal 2009 of $5,951 to costs of sales relating to the fair value adjustment of inventory and backlog associated with the Nitram acquisition.
Basic and diluted loss per share increased to a loss of ($0.63) per share for the first six months of fiscal 2010, from a loss of $(0.01) per share for the first six months of fiscal 2009.
Results of Operations — Segments
Process Products
Our Process Products segment represented 75.4% and 80.4% of our revenues for the first six months of fiscal 2010 and fiscal 2009, respectively.
The following table summarizes Process Products revenues and operating income:

	Six months ended December 31,
	2009	2008

Revenues	$42,110	$66,581
Operating income	$7,637	$7,472

Operating income as % of revenues	18.1%	11.2%
Process Products revenues decreased by $24,471 or 36.8%, in the first six months of fiscal 2010 when compared to the first six months of fiscal 2009. The decrease in Process Products revenue is primarily attributable to the weak global economy.

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
Process Products operating income in the first six months of fiscal 2010 increased by $165 compared to the first six months of fiscal 2009. As a percentage of Process Products revenues, operating income was 18.1% in the first six months of fiscal 2010 compared to 11.2% in the first six months of fiscal 2009. The increase in operating income and operating income as a percentage of sales is primarily due to $3,755 of amortization expenses related to Nitram backlog and $2,196 of amortization expense related to the fair value adjustment of Nitram’s inventory recorded during the first six months of fiscal 2009. These expenses did not recur during the first six months of fiscal 2010, since Nitram’s backlog and fair value adjustment of its inventory were completely amortized prior to the end of fiscal 2009.
Environmental Systems
Our Environmental Systems segment represented 24.6% and 19.6% of our revenues for the first six months of fiscal 2010 and fiscal 2009, respectively.
The following table summarizes Environmental Systems revenues and operating income:

	Six months ended December 31,
	2009	2008

Revenues	$13,750	$16,180
Operating income	$3,193	$3,793

Operating income as % of revenues	23.2%	23.4%
Revenues from Environmental Systems decreased $2,430, or 15.0% in the first six months of fiscal 2010 when compared to the first six months of fiscal 2009. The decrease was primarily due to the impact of a large project which had revenue recognized during fiscal 2009 and was not replicated in fiscal 2010.
Environmental Systems operating income in the first six months of fiscal 2010 decreased $600 or15.8% compared to the first six months of fiscal 2009. The decrease was attributable to the decreased revenue in fiscal 2010 combined with an increase in estimated warranty and start up expenses.
Corporate Level Expenses
Corporate level expenses were $7,679 and $8,479 for the six months ended December 31, 2009 and 2008, respectively. Corporate level general and administrative expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion on these expenses.
Contingencies
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 9 of the financial statements.
Backlog
Our backlog of uncompleted orders was $78,000 at December 31, 2009, compared to $73,000 at June 30, 2009. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. The increase in our backlog is attributable in part to the addition of significant new international contracts for separation/filtration equipment, pulsation dampeners and steam dryers awarded to our Process Products segment and two domestic contracts for selective catalytic reduction systems awarded to our Environmental Systems segment during the six months ended December 31, 2010.

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
Financial Position
Assets. Total assets decreased by $10,941, or 7.1%, from $153,180 at June 30, 2009, to $142,239 at December 31, 2009. On December 31, 2009, we held cash and cash equivalents of $18,074, had working capital of $41,357 and a current liquidity ratio of 2.1-to-1.0. This compares with cash and cash equivalents of $17,738, working capital of $40,247, and a current liquidity ratio of 1.8-to-1.0 at June 30, 2009.
Liabilities and Equity. Total liabilities decreased by $3,132, or 2.9%, from $107,222 at June 30, 2009 to $104,090 at December 31, 2009. The decrease in our total liabilities is attributed to the repayment of all outstanding indebtedness under our subordinated term loan and principle reduction of our senior term loan and a reduction of our trade accounts payable, partially offset by the increase in the derivative liabilities associated with the sale of the Series A convertible redeemable preferred stock.
The decrease in our stockholder’s equity of $8,295, or 18.0%, from $45,958 at June 30, 2009 to $37,663 at December 31, 2009 is primarily attributable to our net loss for the six months ended December 31, 2009. As a result of our decrease in equity, our ratio of debt (total liabilities)-to-equity increased from 2.3-to-1.0 at June 30, 2009 to 2.8-to-1.0 at December 31, 2009.
Liquidity and Capital Resources
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At December 31, 2009, the balance of these working capital accounts was $23,628 compared to $27,387 at June 30, 2009, reflecting a decrease of our investment in these working capital items of $3,759.
Our cash and cash equivalents were $18,074 as of December 31, 2009 compared to $17,738 at June 30, 2009. During the six months ended December 31, 2009, cash provided by operating activities was $4,622 compared to cash used in operating activities of $3,801 for the six months ended December 31, 2008, primarily related to changes in accounts payable in the current period and accounts receivable in the prior year.
Cash provided by investing activities was $944 for the six months ended December 31, 2009, compared to cash used in investing activities of $797 for the six months ended December 31, 2008. During the six months ended December 31, 2009, $2,439 of cash was provided by proceeds from the liquidation of our joint venture in Japan. Cash used in investing activities during the six months ended December 31, 2009 and 2008 related primarily to purchases of property and equipment.
Cash used in financing activities during the six months ended December 31, 2009 was $6,007 compared to $2,196 during the same period in the previous year. The cash used in financing activities for the six months ended December 31, 2009 primarily related to $20,000 principal payments on the subordinated term loan, $4,820 principal payments on our senior term loan, and $415 of cash dividends paid on our Series A convertible redeemable preferred stock, offset by net proceeds from preferred stock issuance of $19,235 and the noncontrolling interest’s investment of $545 in our China subsidiary.

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
As a result of the events described above, our cash and cash equivalents during the six months ended December 31, 2009 increased by $336 compared to a decrease of $4,734 during the six months ended December 31, 2008.
We filed a shelf registration statement with the SEC, which was declared effective on November 25, 2009. The shelf registration allows us to offer and sell any combination of common stock, preferred stock, subscription rights, warrants, depositary shares, and purchase contracts, up to an aggregate amount of $60 million. Depending on market conditions and other factors, we may seek to raise additional equity capital in calendar year 2010, the proceeds of which would primarily be used to repay a portion of our current outstanding indebtedness. The Company cannot provide assurance that we will issue additional equity or that our indebtedness will be significantly reduced. Our existing interest and principal payment obligations, to the extent they remain in effect, will impact our results of operations and cash flows in fiscal 2010 and future periods.
We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. During the six months ended December 31, 2009, there were no material changes in our primary market risk exposures.
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
During the six months ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
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
Item 4. Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Stockholders of the Company was held on November 19, 2009. A total of 12,766,191 shares of our common stock, or approximately 96.57% of all shares of our common stock entitled to vote at the meeting, were represented by proxy or ballot. The Company’s stockholders were asked to consider and vote upon three proposals. The first proposal was the election of two directors, Sherrill Stone and Peter Burlage, each to serve a three-year term expiring at the 2012 Annual Meeting of Stockholders, or until his successor is duly elected and qualified (“Proposal No. 1”). The second proposal asked the stockholders to approve an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the authorized common stock from 25,000,000 shares to 50,000,000 shares (“Proposal No. 2”). The third proposal asked the stockholders to approve the potential issuance of shares of common stock in excess of 19.99% of the Company’s outstanding common stock upon conversion or redemption of, or liquidation payments on, the Company’s recently issued Series A Convertible Redeemable Preferred Stock (“Proposal No. 3”).
At the Annual Meeting, Proposal No. 1 was approved by the stockholders. The vote with respect to the Proposal No. 1 was as follows:

		Total Vote	Annual
	Total Vote	Withheld	Meeting
	for Each	from Each	when Term
	Director	Director	Expires
Peter J. Burlage	12,555,713	210,478	2012
Sherrill Stone	12,555,206	210,985	2012

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
Kenneth R. Hanks, Robert McCashin, Howard Westerman, and R. Clayton Mulford will continue to serve as Directors.
At the same meeting, Proposal No. 2 was also approved by the stockholders. The vote with respect to Proposal No. 2 was as follows:

For	12,268,913
Against	452,133
Abstain	45,145
At the same meeting, Proposal No. 3 was also approved by the stockholders. The vote with respect to Proposal No. 3 was as follows:

For	7,541,540
Against	185,699
Abstain	51,232
Item 6. Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

PMFG, Inc. and Subsidiaries
December 31, 2009
(In thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: February 9, 2010	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010	/s/ Henry G. Schopfer III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)