Form 10-Q
period 2010-03-31
PMFG, Inc.
filed 2010-05-10
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on May 7, 2010, was 14,732,723.

FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	adverse changes in the current global economic environment or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;

•	the impact of the current global credit crisis, including the impact on the trading price of our common stock and our ability and our customers’ ability to access capital markets;

•	changes in the price, supply or demand for fuels such as natural gas, bio fuel, oil and coal;

•	changes in current environmental legislation;

•	changes in competition;

•	changes in demand for our products;

•	the effects of the United States’ involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;

•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;

•	risks associated with our significant indebtedness;

•	the redemption and conversion features of our Series A Convertible Redeemable Preferred Stock are classified as an embedded derivative and as such has resulted and will continue to result in volatility in our financial statements including having a material negative impact on our net income and the derivative liability recorded, due to the fair value accounting requirement to mark-to-market the derivative liability each reporting period;

•	limitations on raising additional equity imposed by our Series A convertible redeemable preferred stock;

•	the effects of natural disasters; and

•	loss of the services of any of our senior management or other key employees.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2009 and Part II of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,061	$17,738
Restricted cash	7,345	4,132
Accounts receivable, principally trade — net of allowance for doubtful accounts of $851 at March 31, 2010 and $460 at June 30, 2009	25,254	29,551
Inventories — net	7,483	9,354
Costs and earnings in excess of billings on uncompleted contracts	19,778	21,716
Deferred income taxes	3,460	2,816
Other current assets	1,482	2,384

Total current assets	87,863	87,691

Property, plant and equipment — net	7,635	8,465
Intangible assets — net	22,056	22,084
Goodwill	29,432	29,432
Equity method investment	—	2,526
Other assets	1,741	2,982

Total assets	$148,727	$153,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,622	$15,647
Current maturities of long-term debt	4,000	6,820
Billings in excess of costs and earnings on uncompleted contracts	6,667	8,233
Commissions payable	2,131	2,764
Income taxes payable	1,879	1,342
Accrued product warranties	1,797	1,242
Customer deposits	1,663	2,261
Accrued liabilities and other	5,470	9,135

Total current liabilities	37,229	47,444

Long-term debt	18,221	49,180
Deferred income taxes	9,069	9,559
Derivative liability	23,924	—
Other non-current liabilities	926	1,039

Commitments and contingencies

Preferred stock — authorized, 5,000,000 shares of $0.01 par value; issued and outstanding, 21,140 and 0 shares at March 31, 2010 and June 30, 2009, respectively	—	—

Stockholders’ equity:
Common stock — authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 14,732,723 and 13,078,760 shares at March 31, 2010 and June 30, 2009, respectively	147	131
Additional paid-in capital	27,067	10,186
Retained earnings	33,422	36,349
Accumulated other comprehensive loss	(2,121)	(708)

Total PMFG, Inc. stockholders’ equity	58,515	45,958
Noncontrolling interest	843	—

Total equity	59,358	45,958

Total liabilities and equity	$148,727	$153,180

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$32,221	$37,651	$88,081	$120,412
Cost of goods sold	20,544	25,887	56,369	85,092

Gross profit	11,677	11,764	31,712	35,320

Operating expenses
Sales and marketing	2,684	3,797	8,261	12,043
Engineering and project management	1,897	2,309	5,525	6,354
General and administrative	3,556	3,323	11,235	11,802

	8,137	9,429	25,021	30,199

Operating income	3,540	2,335	6,691	5,121

Other income (expense)
Interest income	5	22	23	145
Interest expense	(561)	(1,517)	(2,463)	(4,710)
Loss on extinguishment of debt	—	—	(1,303)	—
Foreign exchange gain (loss)	163	(157)	978	(232)
Change in fair value of derivative liability	3,623	—	(4,689)	—
Other income (expense) — net	10	(4)	(231)	90

	3,240	(1,656)	(7,685)	(4,707)

Earnings before income taxes	6,780	679	(994)	414
Income tax expense	(1,044)	(238)	(1,282)	(145)

Net earnings (loss)	$5,736	$441	$(2,276)	$269

Less net loss attributable to noncontrolling interest	$18	$—	$77	$—

Net earnings (loss) attributable to PMFG, Inc.	$5,754	$441	$(2,199)	$269

Dividends on preferred stock	$(313)	$—	$(728)	$—

Eanings (loss) applicable to PMFG, Inc. common stockholders	$5,441	$441	$(2,927)	$269

Earnings per share — basic	$0.33	$0.03	$(0.22)	$0.02

Earnings per share — diluted	$0.32	$0.03	$(0.22)	$0.02

Weighted-average shares outstanding:
Basic	16,345	12,968	13,377	12,957
Effect of dilutive options and restricted stock	462	195	—	227

Diluted	16,807	13,163	13,377	13,184

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(2,276)	$269
Depreciation and amortization	2,506	6,287
Loss on extinguishment of debt	1,303	—
Deferred income taxes	(1,134)	(11)
Deferred rent expense	(232)	(48)
Bad debt expense	229	229
Provision for warranty expense	1,251	225
Inventory valuation reserve	512	144
Foreign exchange (gain) loss	(978)	232
Change in fair value of derivative liability	4,689	—
Gain on liquidation of equity method investment	(44)	—
Stock-based compensation	969	1,048
Changes in operating assets and liabilities:
Accounts receivable	3,581	(327)
Inventories	1,357	3,689
Costs and earnings in excess of billings on uncompleted contracts	1,811	6,157
Other current assets	900	(1,328)
Other assets	(117)	(434)
Accounts payable	(2,105)	(6,484)
Billings in excess of costs and earnings on uncompleted contracts	(1,566)	3,957
Commissions payable	(633)	1,689
Income taxes	803	(1,028)
Accrued product warranties	(209)	(152)
Accrued liabilities, customer deposits and other	(4,810)	(3,229)

Net cash provided by operating activities:	5,807	10,885

Cash flow from investing activities:
Increase in restricted cash	(3,535)	(1,519)
Acquisition of intangibles	(749)	—
Purchases of property and equipment	(427)	(674)
Post closing purchase price adjustment	—	455
Proceeds from liquidation of equity method investment	2,439	—

Net cash used in investing activities:	(2,272)	(1,738)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,928	—
Net proceeds from issuance of preferred stock and warrants	19,235	—
Payment of debt issuance cost	(552)	(41)
Payment of long-term debt	(33,779)	(3,000)
Equity contribution from noncontrolling interest	920	—
Dividends paid on preferred stock	(728)	—

Net cash provided by (used in) financing activities	1,024	(3,041)

Effect of exchange rate changes on cash and cash equivalents	764	(1,265)

Net increase (decrease) in cash and cash equivalents	5,323	4,841

Cash and cash equivalents at beginning of period	17,738	11,444

Cash and cash equivalents at end of period	$23,061	$16,285

Supplemental disclosures:
Interest paid	$2,136	$4,058
Income taxes paid	$1,259	$510
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance at July 1, 2009	13,079	$131	$10,186	$36,349	$(708)	$45,958	$—	$45,958

Net loss				(2,199)		(2,199)	(77)	(2,276)

Foreign currency translation adjustment					(1,413)	(1,413)	—	(1,413)

Total comprehensive loss						(3,612)	(77)	(3,689)

Stock awards	159	1	953			954		954

Stock option expense			15			15		15

Issuance of common stock	1,495	15	15,913			15,928		15,928

Noncontrolling interest in subsidiary						—	920	920

Preferred stock dividends				(728)		(728)		(728)

Balance at March 31, 2010	14,733	$147	$27,067	$33,422	$(2,121)	$58,515	$843	$59,358

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company”, “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Basis of Consolidation
The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In addition to the wholly-owned subsidiaries, the Company had a 40% interest in a joint venture located in Japan, which was presented as an equity method investment at June 30, 2009. During the nine months ended March 31, 2010, the joint venture was in the process of being formally dissolved and the Company liquidated its interest and recorded a gain on the liquidation of equity investments in the Consolidated Statements of Operations.
China Subsidiary
During fiscal 2010, the Company commenced operations of its new business venture in China and continues to develop an established network of subcontractors to grow international market share and increase profitability through Peerless Manufacturing (Zhenjiang) Co. LTD, (“PMZ”), a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC, a majority-owned Delaware subsidiary (“Peerless Propulsys”). The Company has a 60% equity investment in Peerless Propulsys and is entitled to 80% of the total profits of Peerless Propulsys. Peerless Propulsys has been consolidated in the Company’s financial statements. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income of the majority-owned subsidiary are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to the Company’s and the non-controlling interest. The non-controlling interest is reported in the Consolidated Balance Sheets as a separate component of equity.
Cash and Cash Equivalents
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
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
March 31, 2010
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
Convertible Redeemable Preferred Stock
The Company’s Series A convertible redeemable preferred stock (“Preferred Stock”) host contract contains redemption options which place redemption outside of the Company’s control. The Preferred Stock has been classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statements of Equity. The Company considers the conversion rights and redemption options of the Preferred Stock to be an embedded derivative and, as a result, the fair value of the embedded derivative is included as a derivative liability on the Consolidated Balance Sheets (the “Derivative Liability”). Since the Derivative Liability had a fair value in excess of the net proceeds received by the Company from the Preferred Stock transaction at the date of issuance, no amounts have been assigned to the Preferred Stock in the allocation of proceeds. Changes in fair value of the Derivative Liability are included in other income (expense) in the Consolidated Statements of Operations and are not taxable or deductible for income tax purposes.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at March 31, 2010 and June 30, 2009 approximate fair value.
Revenue Recognition
The Company provides products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods. In connection with these contracts, the Company uses the percentage-of-completion method of accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, the consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.
The completed contract method is applied to contracts that do not meet threshold requirements for contract amounts or contract duration. Because of the short-term nature of these contracts, the completed contract method accurately reflects the economic substance of these contracts. Revenues under the completed contract method are recognized upon shipment of the product.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Earnings (Loss) Per Common Share
The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. The Company has determined that the Preferred Stock represents a participating security because holders of the Preferred Stock have rights to participate in any dividends on an as-converted basis; therefore, basic earnings per common share is calculated consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Subtopic 260-45 Participating Securities and the Two Class Method. Because the Preferred Stock does not participate in losses, 2,642,500 convertible shares are excluded from the calculation of basic loss per share calculations for the nine months ended March 31, 2010. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 179,300 shares of common stock and warrants to purchase 1,321,250 shares of common stock (the “Warrants”) were excluded from the calculation of dilutive securities for the nine months ended March 31, 2010 because they were anti-dilutive, but are included in the calculation of diluted earnings per share for the three months ended March 31, 2010.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification” (“ASU 2010-02”). ASU 2010-02 clarifies which transactions are subject to the decrease in ownership and deconsolidation guidance in ASC Subtopic 810-10, Consolidation. ASU 2010-02 is effective for reporting periods ending on or after December 15, 2009. The adoption of ASU 2010-02 had no impact on the Company’s current financial statements. The Company will apply the requirements of ASU 2010-02 to any future decreases in ownership of any non-wholly owned subsidiaries.
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) which amends the disclosures relating to transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy. ASU 2010-06 also requires fair value measurement disclosures be presented by class of assets and liabilities, and disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements of Level 2 or Level 3 classes of assets and liabilities. The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for reporting periods beginning after December 15, 2009. Required disclosures about purchases, sales, issuances, and settlements in the roll forward activity of Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted ASU 2010-06 as of January 1, 2010 and determined the current disclosures comply with the amended disclosure requirements.
In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent events - recognition and disclosure” (“ASU 2010-09”). ASU 2010-09 changed the existing requirement for SEC filers to eliminate the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective on its issuance. The Company adopted ASU 2010-09 for the interim period ended March 31, 2010. The Company had no reportable subsequent events for the period ended March 31, 2010, and as a result of the application of ASU 2010-09, had no subsequent events related disclosures for the financial statements as of March 31, 2010.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
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
In June 2009, the FASB established the Codification which superseded all then-existing non-SEC accounting and reporting standards and made all other non-grandfathered, non-SEC accounting literature not included in the Codification non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and did not have any effect on the consolidated financial statements, but has resulted in a new method of referencing GAAP guidance throughout this and future reports.
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
In December 2007, the FASB established new accounting and reporting standards for a non-controlling interest (also called a “minority interest”) in a subsidiary and for the deconsolidation of a subsidiary. The new guidance was subsequently codified as part of ASC Topic 810 Consolidation and clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be separately reported in the consolidated financial statements. As of July 1, 2009, the Company adopted the provisions of this guidance, which did not have a material impact on the Company’s overall financial condition, results of operations, or cash flows. The Company did apply the guidance prospectively to non-controlling interests associated with its new manufacturing facility in China.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
3. INVENTORIES
Principal components of inventories are as follows:

	March 31	June 30,
	2010	2009

Raw materials	$5,738	$6,053
Work in progress	2,599	3,338
Finished goods	380	685

	8,717	10,076
Reserve for obsolete and slow-moving inventory	(1,234)	(722)

	$7,483	$9,354

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	March 31,	June 30,
	2010	2009

Costs incurred on uncompleted contracts and estimated earnings	$66,349	$92,824
Less billings to date	(53,238)	(79,341)

	$13,111	$13,483

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	March 31,	June 30,
	2010	2009

Costs and earnings in excess of billings on uncompleted contracts	$19,778	$21,716
Billings in excess of costs and earnings on uncompleted contracts	(6,667)	(8,233)

	$13,111	$13,483

5. ACCRUED PRODUCT WARRANTIES
Accrued product warranty activity is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Balance at beginning of period	$1,267	$1,059	$1,242	$1,224
Provision for warranty expenses	930	342	1,251	225
Warranty charges	(400)	(104)	(696)	(152)

Balance at end of period	$1,797	$1,297	$1,797	$1,297

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
6. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	March 31,	June 30,
	2010	2009

Accrued start-up (commissioning) expense	$1,231	$3,327
Accrued compensation	3,041	2,233
Accrued professional expenses	806	2,462
Other	392	1,113

	$5,470	$9,135

7. DEBT
Outstanding long-term debt obligations are as follows:

		March 31,	June 30,
	Maturities	2010	2009

Senior secured credit facilities:
Revolving credit facility	2011	$—	$—
Term loan	2013	22,221	36,000

Total senior secured credit facilities		22,221	36,000
Subordinated secured term loan	2013	—	20,000

Total debt		22,221	56,000
Less current maturites		(4,000)	(6,820)

Total long-term debt		$18,221	$49,180

In connection with the sale of 1,495,000 shares of common stock in the Company’s registered secondary common stock offering, which commenced on February 25, 2010 and closed on March 3, 2010, the Company received $15,928 of net proceeds after deducting underwriter fees and commissions and estimated legal and accounting fees. In accordance with the terms of the Company’s senior term loan, as amended, the Company used 50% of the net proceeds to repay a portion of the senior term loan.
On September 4, 2009, the Company amended both its senior term loan and revolving credit facility to permit the issuance of the Preferred Stock and the use of available cash to pre-pay the subordinated secured term loan. The subordinated term loan was repaid in full using the proceeds from the Preferred Stock issuance and available cash. Unamortized deferred financing costs of $1,303 were recorded as a loss on extinguishment of debt on the Consolidated Statement of Operations for the nine months ended March 31, 2010. Interest on the subordinated debt was payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated term loan.
The senior term loan matures on March 31, 2013. Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option, (5.25% at March 31, 2010 and 6.25% at June 30, 2009). On September 9, 2009, the Company amended both its senior term loan and revolving credit facility to enhance the Company’s financial flexibility by relaxing certain ratio covenant requirements. Interest on the base rate option is calculated as the greater of the administrative agent’s prime rate or the federal funds effective rate plus 100 basis points plus a margin of between 275 and 400 basis points depending upon the Company’s consolidated total leverage ratio (“CTL”). Interest on the LIBOR rate option is calculated as the adjusted LIBOR rate plus a margin of between 375 and 500 basis points depending upon the Company’s CTL,

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
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
The revolving credit facility matures on April 30, 2011. As of March 31, 2010, interest under the revolving credit facility is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option. Interest on the base rate option for the revolving credit facility is equal to the greater of the administrative agent’s prime rate or the federal funds effective rate plus 100 basis points plus a margin of between 275 and 375 basis points depending upon the Company’s CTL. Interest on the LIBOR rate option is calculated as the adjusted LIBOR rate plus a margin of between 375 and 475 basis points depending upon the Company’s CTL, subject to a LIBOR floor of 1%. Prior to the amendment, the relevant margins on the revolving credit facility were between 25 and 100 basis points and between 225 and 300 basis points for base rate loans and LIBOR rate loans respectively. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base). At March 31, 2010, there was $112 of borrowing availability after the borrowing base was adjusted for $11,384 in outstanding letters of credit. To provide additional borrowing flexibility, the Company restricted $3,021 of cash deposits with its primary lender during the three months ended March 31, 2010, which is reported as restricted cash on the Consolidated Balance Sheets at March 31, 2010. At June 30, 2009 and March 31, 2010, there were no outstanding borrowings under the revolving credit facility.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. They also contain covenants and events of default that, among other things, require the Company to satisfy financial tests and maintain financial ratios. At March 31, 2010, required financial ratios included a minimum fixed charge coverage ratio of 1.10 to 1.00, a maximum leverage ratio of 4.00 to 1.00, and an adjusted minimum net worth requirement at all times not less than the base adjusted net worth ($60,631 and $59,336 at March 31, 2010 and June 30, 2009, respectively). Consolidated adjusted net worth is defined under the senior term loan agreement as total common shareholders’ equity together with preferred stock which is classified as part of shareholders’ equity. For purposes of calculating financial covenants, the Preferred Stock (and each aspect and feature thereof) is deemed not to be debt or liabilities. As of March 31, 2010, the Company was in compliance with all covenants in its senior secured credit agreement.
The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2009 and 2008 and will continue to amortize in the amount of $5,000 on October 1, 2010, $4,500 on October 3, 2011, and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At March 31, 2010 the Interest Rate Cap Transaction has an estimated fair market value of $5.
The Company’s U.K. subsidiary has a £4,700 ($7,130) debenture agreement used to facilitate issuances of letters of credit and bank guarantees. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, and by a cash deposit of £2,850 ($4,324) at March 31, 2010 and £2,511 ($4,132) at June 30, 2009, which is recorded as restricted cash on the consolidated balance sheet. At March 31, 2010, there was £3,207 ($4,866) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2009, there was £2,926 ($4,815) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under the U.K. subsidiary’s debenture agreement at March 31, 2010 or June 30, 2009.
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. The Company has recorded an accrual of $100 related to the insurance deductible as a component of its warranty liability and has also accrued $487 against retentions receivable related to the MMPP jobs. At this time, the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. At this time, management believes that MMPP’s claims are without merit and intends to vigorously defend this suit.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
8. COMMITMENTS AND CONTINGENCIES — CONTINUED
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls, and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plant. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards, and that further investigation and remediation was not required. Soil remediation at the Vermont Street Plant in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at the site for an additional five years. The total costs accrued are $200 at March 31, 2010 and June 30, 2009. The Company is seeking reimbursement for the cost of the remediation under the purchase agreement with Nitram’s former stockholders. A portion of the purchase price was deposited into an escrow account to be used to reimburse the Company for amounts determined to be the obligation of the selling stockholders.
Under the contract for the Nitram acquisition, $10,920 of the purchase price was placed in escrow to reimburse the Company for any breach by the selling stockholders of representations and certain other claims, including potential costs, fines or penalties related to the OFAC voluntary disclosure and environmental matters. All scheduled escrow payments have been released to the sellers, withholding $1,389 for outstanding claims. The escrow account is not the sole source of reimbursement as the Company may also seek reimbursement from the selling stockholders directly. The sellers have objected to the claims and the parties are currently in the process of negotiating the escrow claims.
9. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS
On September 4, 2009, the Company issued and sold 21,140 shares of Preferred Stock, par value $0.01 per share and the Warrants to certain accredited investors (each a “Purchaser” and collectively, the “Purchasers”) for an aggregate purchase price of $21,140 (the “Offering”). The Company and each Purchaser entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering. The Offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds received from the Offering and available cash to repay all of the Company’s outstanding indebtedness under its subordinated term loan.
Preferred Stock
The terms, rights, obligations and preferences of the Preferred Stock are set forth in the Certificate of Designations of the Series A Convertible Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on September 4, 2009.
The Preferred Stock is immediately convertible, at the option of the holder, into shares of common stock at an initial conversion price of $8.00 per share, subject to certain anti-dilution adjustments (the “Conversion Price”). The Conversion Price will be adjusted for stock splits, dividends, and the like, and in the event the Company issues and sells its equity securities at a price below the Conversion Price. In addition, in some circumstances, the holders of Preferred Stock will be entitled to participate in an offering by the Company of its equity securities or securities convertible into or exchangeable for its equity securities, subject to certain exceptions including any public offering of its common stock. Holders of the Preferred Stock are entitled to quarterly

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
9. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS — CONTINUED
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
The Company paid $728 of cash dividends accrued through the nine months ended March 31, 2010. During the three months ended March 31, 2010, the Company paid $313 of accrued cash dividends.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
9. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS — CONTINUED
Warrants
The Warrants entitle the holders to purchase 50% of the number of shares of common stock that may be obtained upon conversion of the Preferred Stock, or 1,321,250 shares. The Warrants have a five-year term and will become exercisable nine months after their issuance. The exercise price is equal to the closing bid price of the common stock on September 3, 2009, or $10.56, and is not subject to anti-dilution protection, except in the case of stock splits and dividends.
Other Obligations
As required by the Purchase Agreement, the Company filed a registration statement following the closing of the offering to register the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. The registration statement was declared effective on November 25, 2009. In certain circumstances, should the registration cease to become effective, the Company would be liable for damages equal to 1% per month of the aggregate purchase price paid by the Purchasers. At March 31, 2010, the Company does not consider this liability to be probable and has not recorded any amount on the Consolidated Balance Sheets.
So long as at least $5,000 of the Preferred Stock remains outstanding, the Purchasers are entitled to participate in an offering by the Company of its equity securities or securities convertible into or exchangeable for its equity securities, subject to certain exceptions, including any public offering of common stock. The Purchase Agreement contains customary representations, warranties and covenants by the parties. In addition, each Purchaser made representations and other agreements with the Company regarding the Purchaser’s beneficial ownership and group status under Rule 13(d) of the Securities Exchange Act of 1934, as amended, as a result of the Offering.
Initial Accounting
Under the initial accounting, the Company separated the Preferred Stock instrument into component parts of the Preferred Stock host contract, the Warrants, and the Derivative Liability which reflected the redemption and conversion rights of the Purchasers and the Company. The Company estimated the fair value of each component as of the date of issuance and allocated net proceeds initially to the fair value of the Derivative Liability, with any remaining net proceeds allocated to the Warrants, as paid-in-capital, and to Preferred Stock, as temporary equity.
At September 4, 2009, the fair value of the Derivative Liability exceeded the net proceeds received by the Company from the Preferred Stock issuance. Therefore, the Derivative Liability was recorded at the amount of the net proceeds, and no value was assigned to the Preferred Stock host contract or the Warrants. The following is a summary of the proceeds from the issuance of the Preferred Stock and the initial accounting of the issuance:

Cash proceeds from preferred stock issuance	$21,140
Transaction costs	(1,905)

Net proceeds from preferred stock issuance	$19,235

Fair value of derivative liability	$19,235
Preferred Stock/temporary equity (relative fair value)	—
Warrant/Equity (relative fair value)	—

Net fair value of preferred stock, derivative and warrants	$19,235

See note 12 for discussion of subsequent fair value adjustments.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
10. STOCKHOLDER RIGHTS PLAN
On August 15, 2008, the Company adopted a new stockholder rights plan. The new rights plan replaced a previous rights plan, which was adopted in May 2007 and terminated in connection with the holding company reorganization.
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
11. STOCK-BASED COMPENSATION
The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended March 31, 2010 and 2009:

	Nine months ended March 31,
	2010		2009
	Number		Number
	of Shares	Fair Value	of Shares	Fair Value
Grant Type	Granted	of Grant	Granted	of Grant

Stock	36,000	$315	24,000	$638
Restricted stock	111,550	$1,038	32,758	$872
The Company recognizes compensation expense for restricted stock awards over the four-year vesting period based on the fair value of the awards on the grant date, net of forfeitures. The fair value of stock and restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.
12. FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
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
As discussed above, the Company considers the conversion rights and redemption options of the Preferred Stock to be embedded derivatives, and, as a result, the fair value of the Derivative Liability is reported on the Consolidated Balance Sheets. The Company values the Derivative Liability using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. At certain extreme common stock price points within its Monte Carlo simulation, the Company assumes holders of Preferred Stock will convert their shares of Preferred Stock into shares of the Company’s common stock. In estimating the fair value at March 31, 2010, the Company estimated future volatility by calculating a blended volatility rate which considered the historic volatility of the Company’s stock equally weighted with the historic volatility of the stock of a selected peer group over a five year period. For the three months ended March 31, 2010, a decrease in fair value of $3,623 was recorded to other income in the Consolidated Statements of Operations. For the nine months ended March 31, 2010, an increase in fair value of $4,689 was recorded to other expense in the Consolidated Statements of Operations.
The Company values its Interest Rate Cap using a Modified Black-Scholes valuation methodology and market data derived from published market data sources. For the three and nine months ended March 31, 2010, a decrease in fair value of $17 and $33, respectively, was recorded as a component of interest expense in the Consolidated Statement of Operations.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 31,
	2010	Level 1	Level 2	Level 3

Derivatives related to conversion and redemption rights	$(23,924)	$—	$—	$(23,924)

Interest Rate Cap	$5	$—	$5	$—

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
12. FAIR VALUE MEASUREMENTS — CONTINUED
The following is a summary of changes to fair value measurements using Level 3 inputs (as reclassified) during the three and nine months ended March 31, 2010:

Balance, July 1, 2009	$—
Issuance of derivative instruments	(19,235)
Change in fair value of derivative liability	(2,500)

Balance, September 30, 2009	(21,735)

Change in fair value of derivative liability	(5,812)

Balance, December 31, 2009	(27,547)

Change in fair value of derivative liability	3,623

Balance, March 31, 2010	$(23,924)

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
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three and nine months ended March 31, 2010 and 2009 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(In thousands, except share and per share amounts)
13. SEGMENT INFORMATION — CONTINUED

	Three months ended,		Nine months ended,
	March 31,		March 31,
	2010	2009	2010	2009

Revenues
Process Products	$23,836	$27,472	$65,946	$94,053
Environmental	8,385	10,179	22,135	26,359

Consolidated	$32,221	$37,651	$88,081	$120,412

Operating income
Process Products	$4,391	$4,419	$12,028	$11,891
Environmental	2,705	1,239	5,898	5,032
Reconciling items	(3,556)	(3,323)	(11,235)	(11,802)

Consolidated	$3,540	$2,335	$6,691	$5,121

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Item 1 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended June 30, 2009 and Part II of this report. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.
We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a summary of the issuance of our Preferred Stock and Warrants and a brief summary of recent developments regarding our acquisition of Nitram. This overview is followed by a discussion of our results of operations for the three and nine months ended March 31, 2010 and 2009, including a discussion of significant period-to-period variances. We also include information regarding our two reportable business segments: process products and environmental systems. We then discuss our financial condition at March 31, 2010 with a comparison to June 30, 2009. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
All share and per share amounts in this Report, including in this discussion and in our consolidated financial statements, have been retroactively adjusted to give effect to the holding company reorganization, which occurred in August of 2008, including the two-for-one exchange of PMFG common stock for Peerless common stock.
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
On February 25, 2010, we entered into an underwriting agreement with Needham & Company, LLC (the “Underwriter”), and commenced a secondary public offering of shares of our common stock. On March 3, 2010, we closed the offering, which resulted in the sale of 1,495,000 shares of our common stock, par value $0.01 per share, at a price of $11.50 per share, which included the full exercise of the Underwriter’s over allotment option to purchase 195,000 shares. We received net proceeds of $15,928 from the offering after deducting underwriting discounts, commissions, and estimated offering expenses. In accordance with the terms of our senior loan agreement, as amended, we used 50% of these net proceeds to repay a portion of our outstanding senior term loan. The balance of the net proceeds is available for working capital and other general corporate purposes.

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
On September 4, 2009, we issued and sold shares of Preferred Stock and Warrants in a private placement for an aggregate purchase price of $21,140. We used the net proceeds from this private placement and available cash to repay all outstanding indebtedness under our subordinated term loan. In accordance with NASDAQ rules, the aggregate number of shares of common stock that may be issued upon the conversion or redemption of, or upon dividend or liquidation payments on, the Preferred Stock was limited to 19.99% of the outstanding shares of our common stock on September 4, 2009, until the requisite stockholder approval was obtained. On November 19, 2009, the stockholders approved, among other proposals, (i) a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock from 25 million shares to 50 million shares and (ii) a proposal to permit the potential issuance of shares of common stock in excess of 19.99% of the Company’s outstanding common stock upon conversion or redemption of, or dividend or liquidation payments on, the Preferred Stock.
In connection with the issuance of the Preferred Stock, we filed with the SEC a registration statement covering the resale of the shares of our common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. We also filed a universal shelf registration statement with the SEC that will allow us to sell up to $60 million of equity, debt and other securities of the Company. Both registration statements were declared effective on November 25, 2009.
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
During the nine months ended March 31, 2010, Burgess Miura Co., Ltd., a joint venture in Japan in which the Company held a 40% interest, is in the process of being formally dissolved. We received gross proceeds from the liquidation of $2,705 which resulted in a gain of $30 recorded to our Consolidated Statement of Operations for the nine months ended March 31, 2010. Accumulated foreign currency translation adjustments of $523 were recognized in the Consolidated Statement of Operations as a component of foreign exchange gain during the nine months ended March 31, 2010.
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

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
Results of Operations
The following summarizes our consolidated statements of operations as a percentage of revenues:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.8%	68.8%	64.0%	70.7%

Gross profit	36.2%	31.2%	36.0%	29.3%
Operating expenses	25.3%	25.0%	28.4%	25.1%

Operating income	10.9%	6.2%	7.6%	4.2%
Other income (expense)	10.1%	(4.4)%	(8.7)%	(3.9)%

Earnings (loss) before income taxes	21.0%	1.8%	(1.1)%	0.3%
Income tax expense	(3.2)%	(0.6)%	(1.5)%	(0.1)%

Net earnings (loss)	17.8%	1.2%	(2.6)%	0.2%
Less net loss attributable to noncontrolling interest	0.1%	—%	0.1%	—%

Net earnings (loss) attributable to PMFG, Inc.	17.9%	1.2%	(2.5)%	0.2%
Dividends on preferred stock	(1.0)%	—%	(0.8)%	—%

Earnings (loss) applicable to PMFG common stockholders	16.9%	1.2%	(3.3)%	0.2%

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

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
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
Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Three months ended March 31,
		% of		% of
	2010	Total	2009	Total
	($ in thousands)

Domestic	$21,108	65.5%	$25,505	67.7%
International	11,113	34.5%	12,146	32.3%

Total	$32,221	100.0%	$37,651	100.0%

Total revenues decreased $5,430, or 14.4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as domestic revenues decreased $4,397, or 17.2%, and international revenues decreased $1,033, or 8.5%. The decrease in both the domestic and international revenues can be attributed to the continuing impact of the weak global business environment.
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

	Three months ended March 31,
		% of		% of
	2010	Revenues	2009	Revenues

Revenues	$32,221	100.0%	$37,651	100.0%
Cost of goods sold	20,544	63.8%	25,887	68.8%

Gross profit	$11,677	36.2%	$11,764	31.2%

For the three months ended March 31, 2010, our gross profit decreased $87, or 0.7%, compared to the three months ended March 31, 2009. Our gross profit, as a percentage of revenues, increased to 36.2% for the three months ended March 31, 2010 compared to 31.2% for the same period a year ago. The increase in gross profit as a percentage of revenues during the three months ended March 31, 2010 primarily related to a change in our product mix, which included an increase in demand for nuclear and marine products due to new and modernized nuclear plants being built in Europe and China, and an increase in United States Naval and United States Coast Guard projects.
Operating Expenses. The following summarizes operating expenses:

	Three months ended March 31,
		% of		% of
	2010	Revenues	2009	Revenues

Sales and marketing	$2,684	8.3%	$3,797	10.1%
Engineering and project management	1,897	5.9%	2,309	6.1%
General and administrative	3,556	11.1%	3,323	8.8%

Total	$8,137	25.3%	$9,429	25.0%

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
Operating expenses decreased $1,292, or 13.7%, for the three months ended March 31, 2010 compared to the same period a year ago. As a percentage of revenues, these expenses increased to 25.3% during the three months ended March 31, 2010 from 25.0% during the three months ended March 31, 2009. Our sales and marketing expenses decreased $1,113 during the three months ended March 31, 2010 compared to the same period in the previous year primarily due to reduced commissions and other selling related expenses associated with lower revenues in the current quarter, combined with cost control actions taken by management in response to the weak global environment. Our engineering and project management expenses decreased $412 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to decreased support activities associated with decreased revenues in the current quarter and cost control actions taken by management. General and administrative expenses increased $233 during the three months ended March 31, 2010 compared to the same period a year ago. The increase in general and administrative expenses compared to the same period in the prior year was primarily the result of $229 of bad debt expense recognized in the current period.
Other Income and Expense. The following summarizes other income and expense:

	Three months ended March 31,
		% of		% of
	2010	Revenues	2009	Revenues

Interest income	$5	—%	$22	0.1%
Interest expense	(561)	(1.7)%	(1,517)	(4.0)%
Foreign exchange gain (loss)	163	0.5%	(157)	(0.4)%

Change in fair value of derivative liability	3,623	11.2%	—	—
Other expense, net	10	0.1%	(4)	(0.1)%

Total other income (expense)	$3,240	10.1%	$(1,656)	(4.4)%

For the three months ended March 31, 2010, total other income (expense) items increased by $4,896, compared to the three months ended March 31, 2009. The change was primarily due to a reduction of $3,623 in the fair value of our Derivative Liability and a reduction in our interest expense compared to the same period a year ago. The decrease in our interest expense was largely the result of extinguishing $20,000 of subordinated term debt in September 2009 and paying down our senior term loan $14,779 during the previous twelve months.
Income Taxes. Our effective income tax rate was 15.4% and 35.1% for the three months ended March 31, 2010 and 2009, respectively. Our effective rate for the three months ended March 31, 2010, was impacted by a non-taxable benefit to adjust our Derivative Liability in the amount of $3,623.
Net Earnings. Net earnings increased by $5,295 to $5,736 during the three months ended March 31, 2010, from net earnings of $441 during the same period in the previous year. Basic and fully diluted earnings per share was $0.33 and $0.32 per share, respectively, for the three months ended March 31, 2010, compared to basic and diluted earnings of $0.03 per share for the three months ended March 31, 2009. The increase in the current year earnings and per share earnings resulted primarily from the fair value adjustment of the Derivative Liability, improved gross margins, and the reduction of interest expense when compared to the same period a year ago.
Results of Operations — Segments
We have two lines of business: Process Products and Environmental Systems. Revenues and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“US GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Process Products represented 74.0% and 73.0% of our revenues for the three months ended March 31, 2010 and 2009, respectively.

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
The following summarizes Process Products revenues and operating income:

	Three months ended March 31,
	2010	2009

Revenues	$23,836	$27,472
Operating income	$4,391	$4,419

Operating income as % of revenues	18.4%	16.1%
Process Products revenues decreased by $3,636, or 13.2%, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in revenues in our Process Products segment was for both domestic and international sales and can be attributed to the weak global environment.
Process Products operating income for the three months ended March 31, 2010 decreased $28, or 0.6%, compared to the same period a year ago. As a percentage of Process Products revenues, operating income was 18.4% and 16.1% for the three months ended March 31, 2010 and 2009, respectively. The increase in operating income as a percentage of revenues during the three months ended March 31, 2010 is primarily related to the improved gross profit as a percentage of revenue in the current period, partially offset by the decrease in revenues. The improved gross profit as a percentage of revenue in the current year is primarily attributable to a shift in our product mix toward higher margin marine and nuclear product lines.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 26.0% and 27.0% of our revenues for the three months ended March 31, 2010 and 2009, respectively.
The following summarizes Environmental Systems revenues and operating income:

	Three months ended March 31,
	2010	2009

Revenues	$8,385	$10,179
Operating income	$2,705	$1,239

Operating income as % of revenues	32.3%	12.2%
Revenues from Environmental Systems decreased $1,794, or 17.6%, during the three months ended March 31, 2010 compared to the same period in the previous year. The decrease in the Environmental Systems segment revenue for the three months ended March 31, 2010, is attributable to three large contracts that were in process during the same period a year ago. During the current period there was only one similar contract, in terms of size and activity, in process.

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
Environmental Systems operating income for the three months ended March 31, 2010 increased $1,466 or 118.3%, compared to the three months ended March 31, 2009. As a percentage of Environmental Systems revenues, operating income increased to 32.3% during the three months ended March 31, 2010 from 12.2% for the same period in the prior year. During the three months ended March 31, 2009, Environmental Systems had $645 of charges related to warranty and start up expenses to accrue for our estimated liability related to these expenses and identified exposures, which did not repeat in the same three months of the current period. Also, selling and related engineering expenses in the Environmental systems segment were $539 less during the three months ended March 31, 2010 than they were in the same period a year ago. The reduction in these expenses were the result of a combination of lower sales volumes and the benefit of cost reduction strategies put in place in the last year.
Corporate Level Expenses
Corporate level general and administrative expenses were $3,556 and $3,323 for the three months ended March 31, 2010 and 2009, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009
Results of Operations — Consolidated
Revenues. The following table summarizes consolidated revenues:

	Nine months ended March 31,
		% of		% of
	2010	Total	2009	Total
	($ in thousands)

Domestic	$59,795	67.9%	$82,098	68.2%
International	28,286	32.1%	38,314	31.8%

Total	$88,081	100.0%	$120,412	100.0%

We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
For the first nine months of fiscal 2010, total revenues decreased $32,331, or 26.9%, compared to the first nine months of fiscal 2009. Domestic revenues decreased $22,303, or 27.2%, in the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009. International revenues decreased $10,028, or 26.2%, in the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009. The decrease in both domestic and international revenue is primarily a result of the impact a continuing weak global economic environment had on the erosion of our backlog in previous periods.
Gross Profit. The following table summarizes revenues, cost of goods sold, and gross profit:

	Nine months ended March 31,
		% of		% of
	2010	Revenues	2009	Revenues

Revenues	$88,081	100.0%	$120,412	100.0%
Cost of goods sold	56,369	64.0%	85,092	70.7%

Gross profit	$31,712	36.0%	$35,320	29.3%

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
For the first nine months of fiscal 2010, our gross profit decreased $3,608, or 10.2%, compared to the first nine months of fiscal 2009. Our gross profit, as a percentage of revenues, increased to 36.0% during the first nine months of fiscal 2010 compared to 29.3% for the first nine months of fiscal 2009. The increase in gross profit as a percentage of revenues during the nine months ended March 31, 2010 primarily related to the $3,755 of amortization expense related to Nitram’s backlog and $2,348 of expense related to the fair value adjustment of Nitram’s inventory charged during the nine months ended March 31, 2009, which did not recur during the nine months ended March 31, 2010. Gross margins also improved as a result of a shift in our product mix towards higher margin jobs during the first nine months of fiscal 2010 when compared to the same nine month period a year ago.
Operating Expenses. The following table summarizes operating expenses:

	Nine months ended March 31,
		% of		% of
	2010	Revenues	2009	Revenues

Sales and marketing	$8,261	9.4%	$12,043	10.0%
Engineering and project management	5,525	6.3%	6,354	5.3%
General and administrative	11,235	12.7%	11,802	9.8%

Total	$25,021	28.4%	$30,199	25.1%

For the first nine months of fiscal 2010, our operating expenses decreased by $5,178 compared to the first nine months of fiscal 2009. As a percentage of revenue, these expenses increased to 28.4% in the first nine months of fiscal 2010 from 25.1% in the first nine months of fiscal 2009. Our sales and marketing expenses decreased $3,782 in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to a reduction in commissions and other sales related expenses associated with reduced revenues. Our engineering and project management expense decreased $829 in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The decrease in engineering and project management expense is primarily due to a combination of fewer support activities required because of the decrease in revenue during the nine months and the benefits of cost reduction strategies implemented by management as a response to the weakened global economy. Our general and administrative expenses decreased $567 in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The decrease in general and administrative expenses was primarily due to cost-cutting initiatives instituted by management.
Other Income and Expense. The following table summarizes other income and expenses:

	Nine months ended March 31,
		% of		% of
	2010	Revenues	2009	Revenues

Interest income	$23	—%	$145	0.1%
Interest expense	(2,463)	(2.8)%	(4,710)	(3.9)%
Loss on extinguishment of debt	(1,303)	(1.5)	—	—
Foreign exchange gain (loss)	978	1.1%	(232)	(0.2)%
Change in fair value of derivative liability	(4,689)	(5.3)%	—	—%
Other income (expense), net	(231)	(0.3)%	90	0.1%

Total other income (expense)	$(7,685)	(8.7)%	$(4,707)	(3.9)%

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
For the first nine months of fiscal 2010, other expenses increased by $2,978, from $4,707 for the first nine months of fiscal 2009 to $7,685 for the first nine months of fiscal 2010. The increase in other expenses is primarily attributable to a charge of $4,689 to record the change in the fair value of the Derivative Liability and the write off of $1,303 of deferred financing charges associated with the subordinated term debt that was extinguished in September 2009. The increase was offset by a reduction of interest expense of $2,247 and a gain related to foreign currency transactions of $978 during the nine months ended March 31, 2010 compared to a loss on foreign currency transactions of $232 for the nine months ended March 31, 2009. The reduction in interest expense was largely the result of extinguishing $20,000 of subordinated term debt in September 2009 and reducing the amount outstanding under our senior term loan. The current period foreign exchange gain includes $523 of accumulated foreign currency translation adjustments that were recognized upon the liquidation of our joint venture in Japan.
Income Taxes. Our effective income tax rate was (129.0%) and 35.0% for the first nine months of fiscal years 2010 and 2009, respectively. Our effective income tax rate for the nine months ended March 31, 2010, was impacted by $4,689 of expense recorded to reflect the change in fair value of our Derivative Liability, which is not a deductible expense for income tax purposes.
Net Earnings (Loss). For 2010, we had a net loss of $2,276, compared to net earnings of $269 in the first nine months of fiscal 2009, which is a decrease in net earnings of $2,545. The primary reason for the decrease in earnings is the $4,689 of expense related to the change in fair value of the Derivative Liability and a reduction in gross revenues, partially offset by the improvement of our gross margin as a percent of revenues associated with amortization expense during fiscal 2009 of $5,951 to costs of sales relating to the fair value adjustment of inventory and backlog associated with the Nitram acquisition.
Basic and diluted earnings (loss) per share decreased from earnings of $0.02 per share for the first nine months of fiscal 2009 to a loss of ($0.22) per share for the first nine months of fiscal 2010.
Results of Operations — Segments
Process Products
Our Process Products segment represented 74.9% and 78.1% of our revenues for the first nine months of fiscal 2010 and fiscal 2009, respectively.
The following table summarizes Process Products revenues and operating income:

	Nine months ended March 31,
	2010	2009

Revenues	$65,946	$94,053
Operating income	$12,028	$11,891

Operating income as % of revenues	18.2%	12.6%
Process Products revenues decreased by $28,107 or 29.9%, in the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009. The decrease in Process Products revenue is primarily attributable to the weak global economy.

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
Process Products operating income in the first nine months of fiscal 2010 increased by $137 compared to the first nine months of fiscal 2009. As a percentage of Process Products revenues, operating income was 18.2% in the first nine months of fiscal 2010 compared to 12.6% in the first nine months of fiscal 2009. The increase in operating income and operating income as a percentage of sales is primarily due to $3,755 of amortization expenses related to Nitram backlog and $2,196 of amortization expense related to the fair value adjustment of Nitram’s inventory recorded during the first nine months of fiscal 2009. These expenses did not recur during the first nine months of fiscal 2010, since Nitram’s backlog and fair value adjustment of its inventory were completely amortized prior to the end of fiscal 2009.
Environmental Systems
Our Environmental Systems segment represented 25.1% and 21.9% of our revenues for the first nine months of fiscal 2010 and fiscal 2009, respectively.
The following table summarizes Environmental Systems revenues and operating income:

	Nine months ended March 31,
	2010	2009

Revenues	$22,135	$26,359
Operating income	$5,898	$5,032

Operating income as % of revenues	26.6%	19.1%
Revenues from Environmental Systems decreased $4,224, or 16.0% in the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009. The decrease was primarily due to the impact of several large projects which had revenue recognized during fiscal 2009 and were not replicated in fiscal 2010.
Environmental Systems operating income in the first nine months of fiscal 2010 increased $866 or 17.2% compared to the first nine months of fiscal 2009. The increase was attributable to additional warranty expense recorded in the first nine months of fiscal 2009, relating to a specifically identified warranty issue, and $1,338 less in selling and engineering expenses in the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009 which were the result of management’s cost reduction efforts as a response to the global economic crisis and lower sales volumes.
Corporate Level Expenses
Corporate level expenses were $11,235and $11,802 for the nine months ended March 31, 2010 and 2009, respectively. Corporate level general and administrative expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion on these expenses.
Contingencies
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 8 of the consolidated financial statements.

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
Backlog
Our backlog of uncompleted orders was $88,000 at March 31, 2010, compared to $73,000 at June 30, 2009. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled.
Financial Position
Assets. Total assets decreased by $4,453, or 2.9%, from $153,180 at June 30, 2009, to $148,727 at March 31, 2010. On March 31, 2010, we held cash and cash equivalents of $23,061, had working capital of $50,634 and a current liquidity ratio of 2.4-to-1.0. This compares with cash and cash equivalents of $17,738, working capital of $40,247, and a current liquidity ratio of 1.8-to-1.0 at June 30, 2009.
Liabilities and Equity. Total liabilities decreased by $17,853, or 16.7%, from $107,222 at June 30, 2009 to $89,369 at March 31, 2010. The decrease in our total liabilities is attributed to the repayment of all outstanding indebtedness under our subordinated term loan and principle reduction of our senior term loan and a reduction of our trade accounts payable, partially offset by the increase in the Derivative Liability associated with the sale of the Preferred Stock.
The increase in our stockholder’s equity of $12,557, or 27.3%, from $45,958 at June 30, 2009 to $58,515 at March 31, 2010 is primarily attributable to our public offering of 1,495,000 shares of our common stock for $15,928 offset in part by our net loss for the nine months ended March 31, 2010. As a result of our increase in equity, our ratio of debt (total liabilities)-to-equity decreased from 2.3-to-1.0 at June 30, 2009 to 1.5-to-1.0 at March 31, 2010.
Liquidity and Capital Resources
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts along with accounts payable, to determine our management of working capital. At March 31, 2010, the balance of these working capital accounts was $24,743 compared to $27,387 at June 30, 2009, reflecting a decrease of our investment in these working capital items of $2,644.
Our cash and cash equivalents were $23,061 as of March 31, 2010 compared to $17,738 at June 30, 2009. During the nine months ended March 31, 2010, cash provided by operating activities was $5,807 compared to cash provided by operating activities of $10,885 for the nine months ended March 31, 2009, primarily related to changes in accounts payable in the current period and accounts receivable in the prior year.
Cash used in investing activities was $2,272 for the nine months ended March 31, 2010, compared to $1,738 for the nine months ended March 31, 2009. During the nine months ended March 31, 2010, $2,439 of cash was provided by proceeds from the liquidation of our joint venture in Japan. We also restricted an additional $3,535 in cash to serve as collateral against open letters of credit. Cash used in investing activities during the nine months ended March 31, 2010 and 2009 related primarily to purchases of property and equipment and a customer list from a former sales representative office.
Cash provided by financing activities during the nine months ended March 31, 2010 was $1,024 compared to cash used in financing activities of $3,041 during the same period in the previous year. The cash provided by financing activities for the nine months ended March 31, 2010 primarily related to $15,928 and $19,235 of proceeds from our common stock and Preferred Stock issuances, respectively, and equity contributions from our noncontrolling interest partner in our joint venture in China of $920. These proceeds were offset by $20,000 of principal payments on the subordinated term loan, $13,779 of principal payments on our senior term loan, and $728 of cash dividends paid on our Preferred Stock.

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
As a result of the events described above, our cash and cash equivalents during the nine months ended March 31, 2010 increased by $5,323 compared to an increase of $4,841 during the nine months ended March 31, 2009.
We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The Company is also subjected to market risk associated with the conversion rights and redemption options of the Preferred Stock which are classified as an embedded derivative, and, as a result, marked-to-market to reflect fair value at each reporting period. The fair value of the embedded derivative is influenced by a variety of factors, including the actual and anticipated behavior of the Preferred Stock holders, the expected volatility of our common stock price, and our common stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in any of these factors may have a material, near-term impact on our net income and the Derivative Liability recorded on our Consolidated Balance Sheets.

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
During the nine months ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PMFG, Inc. and Subsidiaries
March 31, 2010
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. The Company has recorded an accrual of $100 related to the applicable insurance deductible and has accrued the full $487 against retentions receivable related to the MMPP jobs. At this time the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. We believe that MMPP’s claims are without merit and we intend to vigorously defend this suit.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. Management does not believe the disposition of any current matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.	Risk Factors
Due to the classification of the Derivative Liability, the Company has included an additional risk factor to those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2009. The new risk factor is as follows:
The conversion and redemption features of our Series A Convertible Redeemable Preferred Stock are classified as an embedded derivative, and as such, has resulted and will continue to result in volatility in our financial statements, including having a material impact on our net income and the derivative liability recorded, due to the fair value accounting requirement to mark-to-market the derivative feature at each reporting period.
The conversion rights and redemption options of our Series A convertible preferred stock are classified as an embedded derivative, and as a result, marked-to-market to reflect fair value at each reporting period. The fair value of the embedded derivative is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the preferred stock, the expected volatility of our common stock price, and our common stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in these factors may have a material impact on our net income and the derivative liability recorded on our Consolidated Balance Sheets. Consequently, our financial statements may vary periodically, based on factors other than the Company’s revenues and expenses.
Except as described above, there have been no additional material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2009.

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)

Item 6.	Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

10.1	Employment Agreement of Peter J. Burlage, dated March 1, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

10.2
Underwriting Agreement, dated February 26, 2010, between the Company and Needham & Company, LLC (filed as Exhibit 1.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

PMFG, Inc. and Subsidiaries
March 31, 2010
(In thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.
Date: May 10, 2010	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)