Form 10-K
period 2010-06-30
PMFG, Inc.
filed 2010-09-13
CIK 1422862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2010
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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 357-6181
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
Common Share Purchase Right	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate value of the voting stock held by non-affiliates of the registrant as of December 31, 2009 was approximately $207.6 million.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 29, 2010 was 14,832,994.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

i

FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	adverse changes in the current global economic environment or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;
•	the impact of the current global credit crisis, including the impact on the trading price of our common stock and our ability and our customer’s ability to access capital markets;
•	changes in the price, supply or demand for natural gas, bio fuel and oil;
•	changes in current environmental legislation;
•	changes in competition;
•	decreased demand for our products;
•	the effects of U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;
•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;
•	risks associated with our indebtedness;
•	risks associated with our product warranties;

ii

•	the redemption and conversion features of our Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) are classified as an embedded derivative and as such has resulted and will continue to result in volatility in our financial statements, including having a material negative impact on our net income and the derivative liability recorded, due to the fair value accounting requirement to mark-to-market the derivative liability each reporting period;
•	limitations on raising additional equity, imposed by our Preferred Stock;
•	the effects of natural disasters; and
•	loss of the services of any of our senior management or other key employees.
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

iii

INTRODUCTORY NOTE
On August 15, 2008, we completed a holding company reorganization. In the reorganization, Peerless Mfg. Co. (“Peerless”), a Texas corporation, became a wholly owned subsidiary of PMFG, Inc. (“PMFG”), a newly formed Delaware corporation. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization also had the effect of a two-for-one stock split. All share and per share amounts in this Report, including in the consolidated financial statements for the fiscal year ended June 30, 2008, have been retroactively adjusted to give effect to the reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock. Under SEC rules, PMFG, Inc. is a successor registrant to Peerless Mfg. Co.
As used in this Report, references to “Company,” “we,” “us” and “our” refer to (a) PMFG, Inc. and its subsidiaries after the holding company reorganization and (b) Peerless Mfg. Co. and its subsidiaries prior to the holding company reorganization, in each case unless the context requires otherwise. Additionally, references to “PMFG” refer to PMFG, Inc. and references to “Peerless” refer to Peerless Mfg. Co., in each case unless the context requires otherwise.
Our fiscal year ends on June 30. References in this Report to fiscal 2010, fiscal 2009 and fiscal 2008 refer to our fiscal years ended June 30, 2010, 2009 and 2008, respectively. All currency amounts included in this Report are expressed in thousands, except per share amounts.
On July 1, 2010, the Board of Directors approved a resolution to change our fiscal year, which ended as of the last day of the month each June to a new fiscal year, which will be comprised of either 52 or 53 weeks, commencing within seven days of the month-end. Beginning in fiscal 2011, our fiscal year end will be the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52 week fiscal year, each of our quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53 week fiscal year, three of our quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks. We believe that this change in fiscal year will reduce financial variability by making the quarterly periods more consistent in length.
PART I
ITEM 1. BUSINESS.
Overview
We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction, turbine emission exhaust and silencing systems and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and owner operators.
A demand for energy in both developed and emerging countries, coupled with the global trend toward stricter environmental regulations, drives demand for our systems and products. These trends stimulate investment, both in new power generation facilities, refineries and related infrastructure and in upgrading older facilities to extend their useful lives. Further, in response to demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner eco-fuels, such as natural gas and bio fuels. Power providers in international and domestic markets are also upgrading existing facilities and building new facilities that use nuclear power generation technology. We believe we are positioned to benefit from the increased use of both natural gas and nuclear technology.

Our products and systems are marketed worldwide. In each of the last three fiscal years, approximately 35% of our revenues have been generated from outside the United States. We expect our international sales to continue to be an increasingly important part of our business.
We have been in business for over 75 years and believe we succeed in winning customer orders because of the relationships we have developed over our years of service; the long history of performance and reliability of our systems and products; and our advanced technical engineering capabilities on complex projects. We work closely with our customers to design and custom-engineer our systems and products to meet their specific needs. Our customers include some of the largest natural gas producers, transmission and distribution companies, refiners, power generators, boiler manufacturers, compressor manufacturers and engineering and construction companies around the world. Reliable product performance, timely delivery and customer satisfaction are critical in maintaining our competitive position.
Our business strategy is to continue to pursue opportunities in high-growth international markets, capitalize on opportunities to deliver complete systems, use our technological capabilities to address a broader range of pollutants, further expand our technical expertise by investing in engineering talent and improve our manufacturing processes. In addition to our organic strategies, we will maintain an outward view of the industry and pursue strategic acquisitions. We believe these efforts will improve our financial performance and better position our company to compete globally.
Recent Developments
On July 12, 2010, through our wholly-owned subsidiary, Peerless Mfg. Co., we entered into a manufacturing license agreement with CEFCO Global Clean Energy, LLC (“CEFCO”), granting the Company exclusive manufacturing rights in the continental United States to manufacture equipment and process units incorporating CEFCO’s multi-stage apparatus used in the selective capture and removal of purified carbon gas, including NOx, SOx, CO2 and the sequential capture and removal of mercury, metal and particulate aerosols (the “License Agreement”). The captured pollutants may subsequently be converted into various high-grade end products through chemical conversion in a recirculating and regenerating system and then may be commercially sold by the end user.
Under the License Agreement, we will pay to CEFCO a one-time license fee of up to $10,000, which is payable in four installments and contingent upon the completion of specified events or milestones. We paid an initial installment payment of $1,100 upon the execution of the License Agreement. Upon successful completion of testing and verification of the CEFCO technology, as performed by us, we will make a second installment payment of $1,400, less our costs of such testing. Upon the receipt of an order to manufacture the equipment for the commercial sale of the CEFCO technology, the Company will make a third installment payment of $2,500. When we receive an aggregate of $50,000 in gross sales revenues from manufacturing orders for the CEFCO technology, we will make the fourth and final installment payment of $5,000.
In addition to the license fee described above, we will pay CEFCO a royalty payment of 5% of our gross sales revenue (net of sales and use taxes paid) received as a result of commercial orders for the CEFCO process equipment systems and products. However, if the License Agreement continues for a period of more than one year following the first commercial sale of the CEFCO technology, the 5% royalty payment will be subject to certain specified minimum annually royalty payments. The occurrence of any of the foregoing events is uncertain and there can be no assurance as to the successful testing of the CEFCO technology and our ability to receive manufacturing orders for CEFCO projects.

Our Industry
We primarily serve the power generation, natural gas infrastructure and refining and petrochemical processing markets. According to the Energy Information Administration, (“EIA”) worldwide marketed energy consumption is expected to increase over 33.4% between 2010 and 2030, with the most rapid growth expected in emerging markets. In North America, marketed energy consumption is projected to increase 17.3% between 2010 and 2030. Over the long term, increases in worldwide energy consumption drive demand for infrastructure in our target markets. In the short term, a variety of factors affect demand for energy infrastructure, including general economic conditions, current and anticipated environmental regulations and the level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution.
Power Generation
Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas, hydro and nuclear. In 2008, coal accounted for 48% of United States power generation, followed by natural gas (21%), nuclear (20%) and other forms (11%). Coal plants generally have higher emission rates than natural gas-powered plants. In the United States, concerns about potential environmental regulations have impeded the construction of many proposed coal-fired plants. In contrast, more natural gas-fired plants are or will be built in the United States and natural gas has become the fastest growing fuel worldwide for electrical power generation. Natural gas-fired power plants are considered cleaner than coal and they are more flexible in terms of start-up times. Additionally, many countries are upgrading existing nuclear facilities and building additional nuclear facilities.
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
Market Opportunity
We believe that a number of trends in the markets in which we operate create significant opportunities for us including:
Increasing worldwide energy demand placing a strain on existing power generation capacity
The demand for energy in both developed and emerging countries is growing. In its Annual Energy Outlook 2010, the EIA estimates that total energy consumption in the United States will increase 14% between 2008 and 2035. Internationally, rapid industrialization in countries such as China and India is increasing worldwide energy consumption. Consequently, the global demand for energy is placing a strain on existing power generation capacity. This demand for energy is driving the construction of new power generation and related facilities and the upgrade of existing facilities, many of which are near the end of their useful lives. In 2000, there were over 2,775 power plants operating in the United States, with coal-fired plants providing the most electrical power. Generally, coal-fired power plants are designed with an expected useful life of 25 to 40 years. The average age of coal-fired plants in the United States is approximately 35 years. As these plants age, they must be refurbished or replaced to maintain power generation capacity. Additionally, according to the World Nuclear Association, there are currently 439 commercial nuclear power reactors operating worldwide, providing 375 MWe of power (approximately 14% of the world’s electricity), with 59 reactors under construction, 149 reactors planned/on order and 344 more proposed.
Growth of energy infrastructure
As energy demand increases, the need for energy infrastructure is also expected to rise. The Pipe Line and Gas Technology construction report estimates that operators are building, planning and studying the feasibility of approximately 55,654 additional miles of natural gas pipeline throughout the world. According to the Interstate Natural Gas Association of America (“INGAA”) Foundation, Inc., an industry group that sponsors research regarding natural gas use and pipeline construction and operation, approximately $130,000,000 to $160,000,000 of new investment in infrastructure will be required to satisfy energy demand between 2008 and 2030 in the United States and Canada to build an estimated 28,900 to 61,600 miles of additional natural gas pipeline. Internationally, the EIA estimates that approximately 78% of the world’s natural gas reserves are located in the Middle East, Eurasia, Central America and South America, where pipeline systems are generally less developed than the systems in North America. Consequently, new pipeline systems in these regions will need to be constructed to transport natural gas. Additionally, as known reserves of natural gas are depleted, development of other resources, such as deep offshore reserves, will increase, which will require more complex infrastructure.

Increased environmental awareness spurring regulations
Governmental agencies, consumers and others concerned with the environment continue to drive the adoption of stricter environmental regulations. In the United States, as well as a number of other countries, legislative and regulatory programs have targeted NOx emissions, which are a byproduct of burning fuels in power generation facilities. These emissions gather at low atmospheric levels causing ground level ozone or the dark haze commonly referred to as smog. NOx is the third most prevalent greenhouse gas behind CO2 and methane. NOx emissions also have the potential to cause serious respiratory conditions, threaten vegetation and contribute to global warming. State and federal programs in the United States require the reduction of NOx emissions and in many cases have caused existing power plants to upgrade their emission control equipment to reduce NOx emissions. Internationally, governmental agencies are also enacting new laws to reduce emissions from power generation facilities. For example, Saudi Arabia has issued regulations to reduce NOx emissions and most economically developed nations (such as those that are members of the Organization for Economic Cooperation and Development) have adopted regulations to reduce or control NOx emissions. The increased regulations require new facilities to incorporate improved NOx emission control capabilities into their designs and some existing facilities to be retrofitted to comply with these regulations.
Shift to cleaner energy sources
In response to demand for cleaner, more environmentally responsible power generation, power providers are building new facilities that use cleaner fuels, such as natural gas and nuclear technology. In the United States, concerns about potential environmental regulations have prevented the construction of many proposed coal-fired plants. However, more natural gas-fired plants are being built in the United States. In addition, emerging countries are increasing their power generation capacity, including the construction of additional nuclear facilities, to meet their growing power demands. For example, the EIA estimates that the global nuclear generation capacity will increase 160% between 2010 and 2030 with the highest increases expected to occur in Asian countries. Increased concerns about the environment, government tax incentives and government sponsored programs have also stimulated growth in power generation using alternative fuels.
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
Strong, competitive position in our markets
We believe we have established a strong, competitive position in our markets by consistently and reliably providing custom-engineered, quality systems and products to our customers. We consider many of our systems and products to be innovative and technologically advanced and we continually seek to improve our existing systems and products and develop new systems and products. We believe that our long history of performance has allowed us to gain substantial market share. For example, we have provided more than 720 SCR systems for various industry clients that include emissions reductions of facilities that generate more than 90,000 megawatts of electric power capability. We believe we have provided more SCR systems than any other supplier of these systems.
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
Substantial engineering and technical expertise
We believe that we compete most effectively in providing solutions that require a high level of complex design and engineering expertise. We currently employ 65 degreed engineers with backgrounds in chemical, mechanical, industrial, structural, process and civil engineering. We believe that our customers depend on our engineering and technical expertise and experience in designing complex systems to meet their individual needs. We regularly employ sophisticated computer and physical modeling programs, including advanced computational fluid dynamic modeling, to verify the performance criteria of designs prior to manufacturing our systems and products. We continue to invest in research and development to further broaden our capabilities. We also believe that our patented processes and proprietary know-how developed over years of industry experience provides us with a competitive advantage.
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

Established network of subcontractors
We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers. We also utilize subcontractors in North America, primarily to add additional non-proprietary manufacturing capacity. We believe that our network of subcontractors compounds the benefit of our in house engineering resources while improving the timeliness of our delivery and achieving more competitive pricing, which improves our market position
Highly experienced management team
Our management team is highly experienced in the industries in which we operate, with an average 16 years of industry experience. Our chief executive officer, Peter J. Burlage, joined our company 18 years ago as an engineer. Our chief financial officer, Henry G. Schopfer, joined our management team in 2005 and has 19 years of experience in related industries. Our chief operating officer, Warren R. Hayslip, joined our management team in November 2009 and has over 30 years of sales and marketing and management experience. We believe our management team has the ability to identify, pursue and succeed in taking advantage of opportunities in our target markets.
Our Business Strategy
Our objective is to enhance our position as a leading global provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The key elements of our strategy to achieve this goal are:
Enhance our pursuit of high-growth international markets
We believe we have established a strong international presence, with international sales representing approximately 35% of our total sales in each of the last five fiscal years. We estimate that international markets for our systems and products are substantial and are growing more rapidly than our North American markets due to the significant growth in the use of natural gas and the demand for additional power generation in China, the Middle East and Europe, as well as oil recovery and processing in Western Canada. We believe that we are well-positioned to capitalize on this growth. To exploit these opportunities, we are dedicating additional sales and marketing resources to our international operations. Additionally, through our majority-owned joint venture, Peerless Propulsys China Holdings LLC, we have established manufacturing operations in China and continue to develop our established network of subcontractors to grow our international market share and increase profitability.
Offer complete systems to our customers
We believe that we have a considerable opportunity to utilize our engineering know-how to offer our customers complete systems and subsystems, as well as individual products that our customers use as components in other systems. Complete systems generally have higher profit margins and should allow us to develop longer-term, preferred supplier relationships with customers. For example, we are marketing fuel gas conditioning systems for the power industry, which combine a series of components, instruments and controls and are custom-engineered to the customers’ specifications. We believe these systems highlight our engineering expertise.

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
Our Systems and Products
We classify our systems and products into two broad groups consistent with our reportable segments: Process Products and Environmental Systems. Below is a brief description of our primary offerings for each of our segments.

Process Products
Our Process Products segment accounted for 77.1% of total revenues in fiscal 2010, compared to 78.0% of total revenues in fiscal 2009 and 56.6% of total revenues in fiscal 2008. Our separation and filtration systems and products improve efficiency, reduce maintenance and extend the life of energy infrastructure by removing liquid contaminants from gases, removing solid contaminants from gases or liquids and separating different liquids. In addition, products in our Process Products segment include pulsation dampeners and heat exchangers. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Our separation and filtration systems and products are applied in the power generation, natural gas infrastructure, refining and petrochemical processing and other specialized industries. Our separation and filtration systems and products include:
•	Vane Separators. Also known as mist extractors, these devices remove liquids from vapor or gas streams and can be used within vertical or horizontal pressure vessels, directly within ductwork systems or mounted to bulkheads.
•	Centrifugal Separators. We offer two types of centrifugal separators: swirl tubes, which operate in both horizontal and vertical pressure vessels and cyclones, which operate in vertical pressure vessels. These devices remove both solid particles and liquid droplets from vapor or gas streams.
•	Filter Separators. Our filter separators are typically used in natural gas pipelines to remove solid and liquid particles from gas streams. This product combines our separation and filtration technologies into one product.
•	Three-Phase Separators. We offer a horizontal gas scrubber, which is a device that separates large liquid volumes from gas and is typically used for well head test separators. We can design the scrubber for three phase applications — oil, water and gas.
•	Absolute Separators. Our absolute separator is designed for maximum separation efficiency of submicron liquid droplets and aerosols. Our customers use absolute separators in ammonia, urea and other chemical plants to protect critical process equipment.
•	Fuel Gas Conditioning Systems. Our fuel gas conditioning systems remove particulate matter, hydrocarbon and water droplets from fuel gas, which contaminants can disrupt the gas systems of combustion turbine engines. Our fuel gas conditioning systems may also include bulk liquid removal, pressure regulation and temperature control. These systems are usually applied in electric power generating plants and gas compression systems.
•	Gas Filters. Our gas filters remove solid particles, such as dust, dirt, scale and rust, from a flowing pressurized gas stream.
•	Nuclear Plant Steam Separators. Nuclear power generators use our separators, also known as steam dryers, as the final stage of water separation within a reactor vessel or steam generator vessel. These devices remove water droplets from the process steam to maximize thermal efficiency in the steam turbine and minimize erosion and corrosion of steam loop piping. Our customers also use similar separators between the high pressure and low pressure turbines to increase thermal efficiency.
•	Inlet Air Treatment Systems. Military ships and commercial maritime vessels use our vane separators, along with coalescer panels and filters, to protect gas turbines and air intake ducts by separating sea spray, salts and other solid particles.

•	Pulsation Dampeners. Gas compressors produce pulsations in the attached piping system, which can reduce compressor efficiency, cause severe damage to compressor cylinders and cause cracking in pipes and vessels. Our customers apply our pulsation dampeners to the suction and discharge of each compressor cylinder to reduce pulsation levels to acceptable limits.
•	Heat Exchangers. We offer heat transfer equipment, which are devices that transfer heat from one gas to another or to the environment. Our products include double-pipe and multi-tube hairpin exchangers and shell and tube exchangers.
•	Industrial Silencers. Our customers use our industrial silencing equipment to control the noise pollution associated with a wide range of industrial processes. Our silencing products include vent and blowdown silencers, blower silencers, engine silencers, gas turbine silencers, compressor silencers and vacuum pump silencers.
Environmental Systems
Our Environmental Systems segment accounted for 22.9% of total revenues in fiscal 2010, compared to 22.0% of total revenues in fiscal 2009 and 43.4% of total revenues in fiscal 2008. We design, engineer, fabricate and sell environmental control systems and products for air and noise pollution abatement. Our environmental control systems and products are applied in the power generation, natural gas infrastructure, refining and petrochemical processing and other specialized industries. Examples of these systems and products include:
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
Customers
Our customers are geographically diversified and our systems and products are not dependent upon any single customer or group of customers. The loss of any single customer or group of customers would not have a material adverse effect on our business as whole. However, the custom-designed and project-specific nature of our business can cause significant variances in sales to specific customers from year to year. During fiscal 2007, one customer placed a large order which accounted for 21% of our consolidated revenue for fiscal 2008. No other customer accounted for more than 10% of the Company’s consolidated revenues in fiscal 2010, 2009 and 2008.

We sell the majority of our separation and filtration systems and products, including gas separators, filters and conditioning systems, to gas producers, gas gathering, transmission and distribution companies, chemical manufacturers and refiners, either directly or through contractors engaged to build plants and pipelines. We also sell these products to manufacturers of compressors, turbines and nuclear and conventional steam generating equipment. We sell our marine separation and filtration systems primarily to shipbuilders. We also sell our heat exchangers and pulsation dampeners to power generation owners and operators, refiners, petrochemical processors and specialty industrial users.
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
We market our products worldwide through independent sales representatives who sell on a commission basis. These independent representatives, substantially all of whom have technical backgrounds, work in conjunction with our application engineers. We also sell our products directly to customers through our internal sales force. Additionally, we have license agreements with third parties outside the U.S. to use our trade name and design guidelines. Our promotional and marketing activities include direct sales contacts, participation in trade shows, an internet website, advertising in trade magazines and distribution of product brochures.
Competition
The markets we serve are highly competitive and fragmented. We believe no single company competes with us across the full range of our systems and products. Competition in the markets we serve is based on a number of considerations, including price, timeliness of delivery, technology, applications experience, know-how, reputation, product warranties and service. We believe our reputation, service and technical engineering capabilities differentiate us from many of our competitors, including those competitors who often offer products at a lower price.
We believe our primary competitors for our separation and filtration systems and products include Anderson Separators Company, King Tool Company, Cameron and PECO-Facet, a subsidiary of CLARCOR, Inc. We believe our primary competitors for our environmental control systems and products include Mitsubishi Heavy Industries, LTD., Hitachi Zosen Corporation and Express Integrated Technologies, LLC.
Backlog
Our backlog of uncompleted orders was approximately $96,000 at June 30, 2010, compared to $73,000 at June 30, 2009. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at June 30, 2010, we estimate approximately 80% will be completed during fiscal 2011.

Raw Materials
We purchase raw materials and component parts essential to our business from a number of reliable suppliers. During fiscal 2008 and 2009, we experienced increased costs and order lead-times for raw materials, including steel and other component parts that we purchase. We believe that raw materials and component parts will be available in sufficient quantities to meet our anticipated demand for at least the next 12 months.
Environmental Regulations
Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both our existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the dormant Vermont Street plant in Wichita Falls and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plants. Additional sampling and evaluation of the groundwater concerns at the Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street plant in Wichita Falls was completed in July 2009 and we will continue to monitor groundwater at the sites for an additional five years. We have accrued liabilities of $175 and $613 at June 30, 2010 and 2009, respectively, for the estimated costs relating to these environmental matters. We are seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders.
Employees
As of June 30, 2010, we employed approximately 400 full-time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We did not experience any material labor difficulties during fiscal 2010. We believe our employee relations are good.
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
With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our proprietary technology is difficult and the steps we have taken may not prevent unauthorized use of such technology. The disclosure or misappropriation of our trade secrets and other proprietary information could harm our ability to protect our rights and our competitive position.

Research and Development
Our research and development expenses were $509, $449 and $229 for the years ended June 30, 2010, 2009 and 2008, respectively. We believe current expenditures are adequate to sustain ongoing research and development activities. We believe we have additional opportunities for growth by developing new technologies and products that offer our clients greater performance. We also continue to support research and development to improve existing products and manufacturing methods.
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
Executive Officers of the Registrant
Our executive officers as of August 29, 2010, were as follows:

Name	Age	Position with the Company
Melissa G. Beare	35	Vice President, General Counsel and Secretary
Peter J. Burlage	46	President and Chief Executive Officer
Warren R. Hayslip	56	Vice President and Chief Operating Officer
Sean P. McMenamin	45	Vice President, Manufacturing and Supply Chain Management
Henry G. Schopfer, III	63	Chief Financial Officer
Jon P. Segelhorst	40	Vice President, Sales and Marketing
David Taylor	45	Vice President, Business Development
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
Warren R. Hayslip joined the Company in November 2009 as Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Hayslip was the General Manager of Donaldson Membranes, a division of Donaldson Company, Inc. from February 2003 to October 2009. Mr. Hayslip performed various duties, including managing company sales, marketing, customer service, business development, supply chain management and manufacturing. He also served as the Vice President of Sales & Marketing for Bob Barker Company from 2000 to 2002. Mr. Hayslip has over 30 years of sales and marketing and management experience and has held marketing, planning & development and manufacturing executive-level positions with Glen Raven, Inc., Sonoco Products Company and Milliken & Company. Mr. Hayslip earned his B.A. from Wofford College and M.B.A. from Owen Graduate School of Management, Vanderbilt University.
Sean P. McMenamin joined the Company in 2001. Mr. McMenamin became our Vice President of Manufacturing and Supply Chain Management in April 2010. Prior to that time, Mr. McMenamin served as our Vice President, Environmental Systems since January 2006. He served as product manager for refinery and retrofit applications in our environmental systems business from 2001 to January 2006. Prior to joining the Company, Mr. McMenamin was a project manager for Telcordia Technologies from 1999 to 2001, and served in various positions in the environmental and power business at Foster Wheeler from 1994 to 1999. Mr. McMenamin also served in the U.S. Navy as a nuclear trained submariner. He earned a B.S. in Mechanical Engineering from the New Jersey Institute of Technology and an M.B.A. in Finance from Lehigh University.
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
Jon P. Segelhorst joined the Company in August 2006. Mr. Segelhorst became our Vice President, Sales and Marketing in April 2010. Prior to that time, he served as our Vice President, Pressure Products since January 2007. He served as General Manager of our Pressure Products business from August 2006 to January 2007. Prior to joining the Company, Mr. Segelhorst managed surge protection and DSL product lines for Corning Cable Systems, a telecommunications equipment company, from 1996 to 2007. Mr. Segelhorst holds several U.S. patents related to fiber optic hardware. He earned a B.S. in Mechanical Engineering from the University of Texas at Austin and an M.B.A. from Baylor University.
David Taylor joined the Company in 1988. Mr. Taylor was named our Vice President of Business Development in 2010. Prior to that time, Mr. Taylor served as our Vice President, Separation Systems since 2000. He has served in a variety of engineering, sales and management positions since joining the Company. From 1997 through 1999, Mr. Taylor served as Director of Sales and Engineering in our Singapore office in support of our Asia Pacific operations and resumed responsibility for our Asia Pacific operations in July 2004. He earned a B.S. in Mechanical Engineering from Southern Methodist University.

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
The domestic and international economies experienced a significant recession in 2009 and into 2010, which included an increase in credit restrictions in the global financial markets. While near-term market conditions in fiscal 2010 have shown some limited improvement, it is not clear that this improvement will continue. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings and liquidity to be impacted to the extent that global credit restrictions impact the markets we serve.
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
Our environmental systems business is primarily driven by capital spending by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule (“CAIR”) and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. In July 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAIR in its entirety and instructed the Environmental Protection Agency (“EPA”) to issue a new rule. On July 6, 2010, the EPA proposed the Transport Rule, which would replace CAIR and require emissions reductions beyond those originally required by CAIR through additional air pollution reductions from power plants beginning in 2012. The proposed Transport Rule is currently out for comment and the final ruling is expected in the spring of 2011. The interplay between the judicial system and the EPA instills uncertainty and our business may be adversely impacted by this court ruling and may also be adversely impacted to the extent that other regulations requiring the reduction of NOx emissions are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement.

The CEFCO manufacturing license agreement and contemplated testing and development of the CEFCO Process may not be successful and in such event, we would incur the loss of the initial payment and testing costs with no return.
Under the CEFCO manufacturing license agreement, we made an initial payment of $1,100 and are obligated to pay installment and royalty payments if certain conditions are met. We will also conduct testing of the CEFCO technology in fiscal year 2011 and fund the costs and expense for such testing. The occurrence of these events is uncertain and there can be no assurances as to the successful testing of the CEFCO technology, our ability to develop a commercially viable product, and our ability to receive manufacturing orders under the CEFCO license agreement. Our costs incurred may not result in returns.
The conversion and redemption features of our Series A Convertible Redeemable Preferred Stock are classified as an embedded derivative and as such, has resulted and will continue to result in volatility in our financial statements, including having a material impact on our net income and the derivative liability recorded, due to the fair value accounting requirement to mark-to-market the derivative feature at each reporting period.
The conversion rights and redemption options of our Preferred Stock are classified as an embedded derivative and as a result, marked-to-market to reflect fair value at each reporting period. The fair value of the embedded derivative is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the preferred stock, the expected volatility of our common stock price and our common stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in these factors may have a material impact on our net income and the derivative liability recorded on our Consolidated Balance Sheets. Consequently, our financial statements may vary periodically, based on factors other than the Company’s revenues and expenses.
Our debt service obligations could have a negative impact on our business.
As of June 30, 2010, we had $20,221 of outstanding indebtedness, under our senior secured term loan. We also have a revolving credit facility available for working capital needs. At June 30, 2010, there was $9,706 of letters of credit outstanding under our revolving credit facility, utilizing all of our borrowing capacity under the revolving credit facility. Among other things, our indebtedness and debt service obligations:
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

Our ability to pay principal and interest on our long term debt and to satisfy our other liabilities will depend upon our future performance and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by economic and capital markets conditions, our financial condition, results of operations and prospects and other factors, many of which are beyond our control.
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
Our revolving credit facility matures during fiscal 2011.
Our revolving credit facility matures on April 30, 2011. This facility provides us with borrowing flexibility and facilitates the issuance of letters of credit. We are engaged in negotiations with our primary lender, however, there can be no assurance that we will be able to renew the credit facility on terms similar to the existing facility, satisfactory to us, or at all. If we are unable to renew the existing credit facility or secure alternate sources of capital upon favorable terms, our financial condition and results of operations would be adversely affected.
Restrictions in our debt agreement limit our operating and strategic flexibility.
Prior to entering into the debt agreements to finance the Nitram acquisition, we had substantial cash balances and no long-term debt. Our current debt agreement contains covenants and events of default that, among other things, require us to satisfy financial tests and maintain financial ratios, including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum net worth requirement. On September 9, 2009, in recognition of the weak global business environment, we amended our senior secured term loan agreement to adjust certain of the financial covenant requirements.
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
The holders of our Preferred Stock are entitled to receive dividends and liquidation payments in preference to the holders of our common stock.
Dividends accrue on shares of our Preferred Stock at an annual rate of 6% and are payable quarterly. All dividends may be paid, at our option, in cash or shares of common stock, or a combination of the two. The dividend rate will increase to 8% in the event we fail to comply with our obligations under the preferred stock agreement. In the event dividends are paid or set aside on any shares of common stock (other than dividends payable in shares of common stock), we must also pay an additional dividend on all outstanding shares of Preferred Stock in a per share amount equal (on an as-converted to common stock basis) to the amount paid or set aside for each share of common stock. Upon a liquidation, dissolution or winding up of the affairs of the Company or a change of control of the Company, whether voluntary or involuntary, the holders of our Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to shares of our common stock. The amount of this preferential liquidation payment per share of the Preferred Stock is the sum of (i) the greater of (A) the initial price per share of our Preferred Stock ($1,000), as adjusted for any applicable stock dividends, splits, combinations and similar events and (B) an amount equal to the per share amount the holders of Preferred Stock would have received upon a liquidation had such holders converted their shares of Preferred Stock into shares of common stock immediately prior thereto, plus (ii) an amount equal to any accrued and unpaid dividends.
Because of the substantial liquidation preference to which the holders of shares of the Preferred Stock are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation, dissolution or winding up of the affairs of the Company could be substantially limited or reduced to zero and may make it more difficult to raise capital or recruit and retain key personnel in the future.
We may not be able to fund future redemptions of the Preferred Stock from available cash resources.
On or after September 4, 2014, the holders of any then-outstanding shares of our Preferred Stock may require us to redeem all or any portion of their shares of Preferred Stock. The redemption price per share is equal to the sum of (i) the greater of (A) the initial price per share of our Preferred Stock ($1,000), as adjusted for any applicable stock dividends, splits, combinations and similar events and (B) an amount equal to the amount the holders of Preferred Stock would have received per share of Preferred Stock upon a liquidation had such holders converted their shares of Preferred Stock into shares of common stock immediately prior thereto, plus (ii) an amount equal to any accrued and unpaid dividends.
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

The holders of shares of our Preferred Stock have the right to participate in subsequent equity offerings.
Pursuant to the terms of the Securities Purchase Agreement, the holders of all Preferred Stock have the right to participate in any offering by us of our equity securities, or securities convertible into or exchangeable for our equity securities, subject to certain exceptions, including any public offering of common stock. This preemptive right allows the holders of our Preferred Stock to maintain their proportional ownership in our stock. The preemptive right will exist as long as at least $5,000 of the Preferred Stock remains outstanding.
The existence of this pre-emptive right may make it more difficult for us to obtain financing from third parties that do not wish to have holders of our Preferred Stock participating in their financing.
The conversion of our Preferred Stock, could adversely affect the market price of our common stock.
Each share of Preferred Stock is convertible into the number of shares of our common stock equal to the initial purchase price of the shares of Preferred Stock divided by the then applicable conversion price. The initial conversion price is $8.00 per share. Upon conversion, we must pay any accrued but unpaid dividends. A holder of Preferred Stock may elect to convert at any time. In addition, after September 4, 2011, we have the right to force conversion of any then-outstanding shares of Preferred Stock, upon certain conditions being met.
Public sales of the shares of common stock acquired upon conversion of the Preferred Stock or exercise of the warrants attached to the Preferred Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.
Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.
Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees, including engineers. We do not have employment contracts or non-compete agreements, with all of our executive officers. Currently, we have employment agreements with only Peter J. Burlage, Warren R. Hayslip and Melissa Beare. The loss of the services of one or more executive officers or other key employees could have an adverse effect on our business or business prospects. In addition, we do not maintain key-person insurance on the lives of any of our executive officers or other employees and the loss of any one of them could disrupt our business.
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
We operate in highly competitive markets worldwide and contracts for our systems and products are generally awarded on a competitive basis. We face competition from potential new competitors that in some cases face low barriers to entry, specialized competitors that focus on competing with only one of our systems or products and low cost competitors that are able to produce similar systems and products for less. Competition could result in not only a reduction in our sales, but also may lower the prices we can charge for our systems and products and reduce our market share. To remain competitive we must be able to anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing systems and products to meet those needs. We must also be able to price our systems and products competitively and make timely delivery of our systems and products. Our competitors may develop less expensive or more efficient systems and products, may be willing to charge lower prices in order to increase market share and may be better equipped to make deliveries to customers on a more timely basis. Some of our competitors have more capital and resources than we do and may be better able to take advantage of market opportunities or adapt more quickly to changes in customer requirements. In addition, despite increased market demand, we may not be able to realize higher prices for our systems and products because we have competitors that use cost-plus pricing and do not set prices in accordance with market demand.
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
Our engineering and manufacturing operations require a highly skilled workforce for which there is increasing demand and short supply in a very competitive environment. Consequently, increased demand to produce product orders that require tight delivery and short order cycle times may require us to outsource the engineering or manufacturing of these orders. The additional expense incurred to outsource these functions is a variable cost that is not part of our manufacturing overhead and the incurrence of this variable cost could negatively affect our profit margins.
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
Since we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenues generated outside the United States represented 35.1%, 33.8% and 36.8% of our consolidated revenues during fiscal 2010, 2009 and 2008, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government sanctions, inability to obtain export licenses unexpected changes in regulatory requirements, difficulty in collecting international accounts receivable, difficulty in enforcement of contractual obligations governed by non-U.S. law, fluctuations in foreign currency exchange rates and tax rates. The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable. These factors may result in a decline in revenues or profitability or could adversely affect our ability to expand our business outside of the United States and may impact our ability to deliver our products and collect our receivables.

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
Substantially all of our revenues are recognized using the percentage-of-completion method. Under this method, estimated contract revenues are accrued based generally on the percentage of costs incurred to date compared to total estimated costs. Estimates are based on management’s reasonable assumptions and our historical experience. Estimated contract losses are recognized in full when determined. Accordingly, we periodically review and revise these estimates, with adjustments to revenues reflected in the period when the revisions are made. Adjustments to revenues resulting from revisions to estimates and variations of actual results from estimates could materially affect our operating results.
Changes in our product mix can have a significant impact on our profit margins.
Some of our products have higher profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported profit margins. Some of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported margins through a change in our manufacturing costs and specifically in our manufacturing costs as a percentage of sales.
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
We manufacture systems and products that create exposure to product liability claims, breach of contract claims, and litigation. If our systems and products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful, and such claims could lead to decreased demand for our systems and products.
Our insurance policies may not cover all claims against us or may be insufficient to cover such claims.
We may be subject to breach of contract claims or product liability claims for personal injury and property damage. We maintain insurance coverage against these and other risks associated with our business. However, this insurance may not protect us against liability from some kinds of events, including events involving losses resulting from business interruption. We cannot assure that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure that we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our systems and products that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our financial condition and results of operations.
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
Some foreign countries have regulations requiring, and some customers in foreign countries prefer, a certain degree of local content be included in projects destined for installation in their country. These requirements and preferences may require us to outsource significant functions to manufacturers in foreign countries or otherwise to establish manufacturing capabilities in foreign countries. These requirements may negatively impact our profit margins and present project management issues.

We are subject to United States and foreign laws and regulations applicable to our international operations, including export control and economic sanctions laws and regulations. These regulations are complex, change frequently and have tended to become more stringent over time. Implementing compliance with the requirements of any new or amended U.S. or foreign laws and regulations as well as failure to comply with any laws and regulations could adversely affect our results of operations, financial condition and our strategic objectives.
As a result of our global operations, we face a variety of special U.S. and international legal and compliance risks, in addition to the risks of our domestic business. These federal, state and local laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include environmental, health and safety regulations, data privacy requirements, international labor laws, anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, as well as trade sanctions laws and regulations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. In the event new laws and regulations are enacted or existing laws are amended, implementing compliance with such new or amended laws may result in a loss of revenues, increased costs of doing business and a change to our strategic objectives, all of which could adversely affect our results of operations. In addition, we are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.
In April 2008, Burgess-Manning, Inc., a subsidiary of Nitram, made a voluntary disclosure to OFAC regarding sales of industrial separators to Iran. In connection with the Nitram acquisition, we are entitled to reimbursement from the Nitram selling stockholders for potential costs, fines or penalties related to the OFAC voluntary disclosure. As of August 29, 2010, we have not received any response from OFAC. We cannot predict the nature and timing of the response of OFAC, the outcome of any related proceeding, the likelihood that future proceedings will be instituted against us. In the event that there is an adverse ruling in any proceeding, we may be required to pay fines and penalties that could harm our business and financial results.
We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.
We evaluate potential acquisitions on an ongoing basis. Aside from our acquisition of Nitram, we have limited experience with acquisitions. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for acquisition targets with companies having greater financial resources than we do. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions may also result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:
•	diverting management’s attention;
•	incurring additional indebtedness and assuming liabilities, known and unknown;
•	incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;
•	the adverse impact on our earnings of the amortization of identifiable intangible assets recorded as a result of acquisitions;
•	the adverse impact on our earnings of impairment charges related to goodwill recorded as a result of acquisitions, should we ever make such a determination that the goodwill or other intangibles related to any of our acquisitions was impaired;
•	failing to integrate the operations and personnel of the acquired businesses;
•	assimilating the operations of the acquired businesses, including differing technology, business systems and corporate cultures;
•	failing to achieve operating and financial synergies anticipated to result from the acquisitions;
•	entering new markets with which we are not familiar; and
•	inability to retain key personnel, vendors and customers of the acquired businesses.

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
There is a concentration of ownership in our stockholders.
Brown Advisory Holdings, Inc. (“BAHI”) has reported that it beneficially owns more than 50% of our stock. While BAHI has disclaimed any voting powers over the stock it holds, it does hold dispositive powers. If BAHI sells substantial amounts of our common stock, the market price of our common stock could decrease. In addition, this concentration in ownership could have an adverse effect on the liquidity of our common stock. This ownership position may make it more difficult for us to sell equity and equity-related securities in the future.
Provisions of our charter documents, Delaware law and our stockholder rights plan could discourage a takeover that individual stockholders may consider favorable or the removal of our current directors and management.
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
The Company’s amended and restated certificate of incorporation contains a “blank check” preferred stock provision. Blank check preferred stock enables the Company’s board of directors, without stockholder approval, to designate and issue additional series and classes of preferred stock with such dividend rights, liquidation preferences, conversion rights, terms of redemption, voting or other rights, including the right to issue convertible securities with no limitation on conversion, as the Company’s board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may have the effect of making it more difficult or expensive for a third party to acquire or merge with us which could also adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

Certain provisions of the terms of our Preferred Stock, taken together with the potential voting power of the warrants, may discourage third parties from seeking to acquire us.
Certain provisions of the documents governing our Preferred Stock may discourage third parties from seeking to acquire the Company. In particular, certain change-of-control events require us to make payments to the holders of our Preferred Stock equal to the full liquidation preference of the Preferred Stock. As a result, this could discourage third parties from seeking to acquire us, because any premium to our current common stock equity value would need to take into account the premium on our preferred stock. This means that to offer the holders of our common stock a premium, a third party would have to pay an amount significantly in excess of the current value of our common stock. Furthermore, because our warrants are exercisable for a significant percentage of our common stock, the warrant holders would have the ability to exercise significant control over whether a change of control requiring the vote of our stockholders was approved. As a result of the liquidation payment on our Preferred Stock and the potential voting influence of the warrant holders, third parties may be deterred from any proposed business combination or change-of-control transaction and stockholders who desire to participate in such a transaction in the future may not have the opportunity to do so.
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
A significant portion of our consolidated revenues are generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect costs of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.
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

We may not be able to successfully enforce our rights to indemnification against Nitram’s selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages.
We have outstanding claims against the selling stockholders under the terms of the Nitram acquisition agreement relating to a customer warranty dispute and environmental matters. The sellers have not agreed to pay for the claims and we are currently in the process of discussing the various claims with the sellers, which could have the effect of delaying or ultimately preventing all or a portion of, our reimbursement for such claims and damages. Our ability to collect any portion of these outstanding claims is not assured. If we are unable to collect reimbursement for those claims, we may be responsible for unforeseen additional costs and expenses.
Our business is subject to risks of terrorist acts, acts of war and natural disasters.
Terrorist acts, acts of war or national disasters may disrupt our operations, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could weaken the domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.
The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.
Our common stock is relatively illiquid. As of August 29, 2010, we had 14,832,994 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Stock Market, for the 3 months ended September 3, 2010 was less than 35,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate their shares of our common stock at a satisfactory price.
The market price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the period beginning July 1, 2010 through September 3, 2010, the sale prices of our common stock on the NASDAQ Stock Market have ranged from a low of $13.63 to a high of $18.73 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in our stock price may include, among other things:
•	actual or anticipated variations in quarterly operating results;
•	any future issuances or sales of our common stock, including issuances upon conversion of our outstanding Preferred Stock or exercise of the attached warrants;

•	general economic conditions or trends, or conditions or trends in our industry, including demand for our systems and products, technological advances and governmental regulations;
•	the price of natural gas;
•	announcements of technological advances by us or our competitors;
•	changes in our estimates of financial performance or changes in securities analysts’ estimates of financial performance or recommendations;
•	rumors or dissemination of false and/or unofficial information;
•	transactions in our common stock by our management;
•	litigation involving or affecting us and
•	additions to or departures of our key personnel.
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

	Approximate
Location	Sq. Footage	General Use
Owned:
Abilene, Texas	78,000	Manufacturing
Wichita Falls, Texas	119,000	Manufacturing
Cisco, Texas	67,000	Manufacturing
Denton, Texas	22,000	Manufacturing

Leased:
Dallas, Texas	29,886	Corporate office
Dallas, Texas	7,560	Research and development
Essex, U.K.	5,940	Sales, engineering and administration
Singapore	2,300	Sales, engineering and administration
Orchard Park, New York	17,900	Sales, engineering and administration
Calgary, Alberta, Canada	2,000	Sales
Houston, Texas	1,599	Sales
Zhenjiang City, China	28,417	Manufacturing and administration
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

The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007 and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company appealed the ruling by the District Court, which dismissed third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. On June 18, 2010, the Kansas Court of Appeals affirmed the decision of the District Court, granting the motion for dismissal of Controls International, Inc. The Company filed a motion for rehearing with the Kansas Court of Appeals and filed a petition for review with the Kansas Supreme Court on July 2, 2010, requesting the reconsideration and reversal of the Kansas Court of appeals decision to dismiss Controls International, Inc. At June 30, 2010, we have accrued $100 for the applicable insurance deductible relating to this claim. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation, as it is still in discovery. At this time, we believe MMPP’s claims are without merit and we intend to vigorously defend this suit.
We are also involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.
ITEM 4. REMOVED AND RESERVED

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

Fiscal Year		High	Low

2009	First Quarter	$29.90	$14.49
	Second Quarter	14.21	5.86
	Third Quarter	10.19	4.04
	Fourth Quarter	9.90	5.72

2010	First Quarter	$12.95	$8.26
	Second Quarter	17.79	12.27
	Third Quarter	17.72	12.78
	Fourth Quarter	16.99	12.78
Number of Holders
As of August 28, 2010, there were approximately 90 holders of record of our common stock.
Dividends
We did not pay cash dividends on our common stock in fiscal 2010 or fiscal 2009. We paid $1,044 in cash dividends on our preferred stock in fiscal 2010. We had no preferred stock issued or outstanding during fiscal 2009. Cash dividends may be paid on our common stock, from time to time, as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements and other related factors. Additionally, our debt agreement contains restrictions on our ability to pay dividends based on satisfaction of certain performance measures and compliance with other conditions. Our ability to comply with these performance measures and conditions may be affected by events beyond our control. A breach of any of the covenants (including financial covenant ratios) contained in our debt agreement could result in a default under the debt agreement. Any defaults under our debt agreement could also prohibit us from paying any dividends. Holders of our Preferred Stock are entitled to quarterly dividends at an annual rate of 6.0%. Furthermore, holders of our Preferred Stock are entitled to participate in any cash dividends paid on our common stock in a per share amount equal (on an as-converted to common stock basis), to the amount paid for each share of common stock.
Stock Repurchase
We did not repurchase any of our common stock in fiscal 2010 or fiscal 2009. Additionally, we do not have a stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.
The following table summarizes certain selected financial data that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Report. Share and per share data for fiscal 2006 has been adjusted for our two-for-one stock split in June 2007 and share and per share data for fiscal 2006, 2007 and 2008 has been adjusted for our holding company reorganization in August 2008, in which each share of Peerless common stock was converted into two shares of PMFG common stock.

	Year ended June 30,
	2010	2009	2008	2007	2006
		(Amounts in thousands, except per share amounts)
Operating results:
Revenues	$116,775	$158,006	$140,496	$75,141	$63,411
Cost of goods sold	74,340	109,403	99,216	51,343	45,978

Gross profit	42,435	48,603	41,280	23,798	17,433
Operating expenses	34,087	39,176	29,123	15,547	16,687

Operating income (loss)	8,348	9,427	12,157	8,251	746
Other income (expense)	(11,315)	(5,824)	366	589	455

Earnings (loss) before income taxes	(2,967)	3,603	12,523	8,840	1,201
Income tax expense	(1,215)	(707)	(4,168)	(2,928)	(660)

Net earnings (loss) from continuing operations	(4,182)	2,896	8,355	5,912	541
Net loss from discontinued operations	—	—	—	—	(115)

Net earnings (loss)	(4,182)	2,896	8,355	5,912	426
Less net loss attributable to noncontrolling interest	19	—	—	—	—

Net earnings(loss) attributable to PMFG, Inc.	(4,163)	2,896	8,355	5,912	426
Dividends on preferred stock	(1,044)	—	—	—	—

Earnings (loss) applicable to PMFG, Inc. common stockholders	$(5,207)	$2,896	$8,355	$5,912	$426

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$(0.38)	$0.22	$0.64	$0.46	$0.04
Loss from discontinued operations	$—	$—	$—	$—	$(0.01)
Earnings (loss)	$(0.38)	$0.22	$0.64	$0.46	$0.03

Weighted average shares outstanding:
Diluted	13,716	13,181	13,062	12,853	12,539

	As of June 30,
	2010	2009	2008	2007	2006
		(Amounts in thousands)
Financial position:
Working capital	$48,000	$40,247	$42,334	$30,622	$22,930
Current assets	82,306	87,691	96,946	64,106	45,172
Total assets	143,081	153,180	166,736	68,671	48,159
Current liabilities	34,306	47,444	54,612	33,484	22,242
Long-term debt, net of current portion	16,221	49,180	56,000	—	—
Total liabilities	85,934	107,222	123,805	35,134	22,242
Stockholders’ equity	57,147	45,958	42,931	33,537	25,917

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this Report. These factors could cause our actual results for future periods, including fiscal 2011, to differ materially from those experienced in, or implied by, these forward-looking statements.
We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a brief summary of recent developments regarding our corporate structure, our recent preferred stock financing and amendment to our revolving credit and term loan agreement, dated April 30, 2008, with Comerica Bank, as administrative agent and several other financial institutions (the “Senior Secured Credit Agreement”), as well as our holding company reorganization and acquisition of Nitram. This overview is followed by a discussion of our results of operations for the fiscal years ended June 30, 2010, 2009 and 2008, including a discussion of significant year-to-year variances. We also include information regarding our two reportable business segments: Process Products and Environmental Systems. We then discuss our financial condition at June 30, 2010 with a comparison to June 30, 2009. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities. We complete this discussion with an overview of our business outlook for fiscal 2011 and future periods. All fiscal 2008 share and per share amounts in this Report, including in this discussion and in our consolidated financial statements, have been retroactively adjusted to give effect to the reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock. All currency amounts included in this Item 7 are expressed in thousands, other than per share amounts.
Overview
We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction, or SCR, systems and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power plants.
Our products and systems are marketed worldwide. In each of the last three fiscal years, approximately 35% of our revenues have been generated from outside the United States. We expect our international sales to continue to be an increasingly important part of our business.
We have established a business venture in China and continue to develop our established network of subcontractors to grow our international market share and increase profitability through Peerless Manufacturing (Zhenjiang) Co. Ltd (“PMZ”), a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”), our majority-owned subsidiary. Our 60% equity investment in Peerless Propulsys entitles us to 80% of the earnings. Peerless Propulsys has been consolidated in the Company’s financial statements and all significant inter-company transactions have been eliminated.

On July 15, 2010, we formed a new wholly-owned subsidiary, Peerless Asia Pacific Pte, Ltd. (“Peerless Asia Pacific”), which replaced the former Peerless Mfg. Co. regional sales office in Singapore. The coordination of Peerless Asia Pacific with PMZ will provide a stronger foundation to execute projects throughout the Asia Pacific region.
On July 12, 2010, through our wholly-owned subsidiary, Peerless Mfg. Co., we entered into a manufacturing license agreement with CEFCO Global Clean Energy, LLC (“CEFCO”), granting the Company exclusive manufacturing rights in the continental United States to manufacture equipment and process units incorporating CEFCO’s multi-stage apparatus used in the selective capture and removal of purified carbon gas, including NOx, SOx, CO2 and the sequential capture and removal of mercury, metal and particulate aerosols (the “License Agreement”). The captured pollutants may subsequently be converted into various high-grade end products through chemical conversion in a re-circulating and regenerating system and may then be commercially sold by an end-user or operator.
Under the License Agreement, we will pay to CEFCO a one-time license fee of up to $10,000, which is payable in four installments and contingent upon the completion of specified events or milestones. We paid an initial installment payment of $1,100 upon the execution of the License Agreement. Upon successful completion of testing and verification of the CEFCO technology, as performed by us, we will make a second installment payment of $1,400, less our costs of such testing. Upon the receipt of an order to manufacture the equipment for the commercial sale of the CEFCO technology, the Company will make a third installment payment of $2,500. When we receive an aggregate of $50,000 in gross sales revenues from manufacturing orders for the CEFCO technology, we will make the fourth and final installment payment of $5,000.
In addition to the license fee described above, we will pay CEFCO a royalty payment of 5% of our gross sales revenue (net of sales and use taxes paid) received as a result of commercial orders for the CEFCO Process equipment systems and products. However, if the License Agreement continues for a period of more than one year following the first commercial sale of the CEFCO technology, the 5% royalty payment will be subject to certain specified minimum annually royalty payments. The occurrence of any of the foregoing events is uncertain and there can be no assurance as to the successful testing of the CEFCO technology and our ability to receive manufacturing orders.
On February 25, 2010, we entered into an underwriting agreement with Needham & Company, LLC (the “Underwriter”) and commenced a secondary public offering of shares of our common stock. On March 3, 2010, we closed the offering, which resulted in the sale of 1,495,000 shares of our common stock, par value $0.01 per share, at a price of $11.50 per share, which included the full exercise of the Underwriter’s over allotment option to purchase 195,000 shares. We received net proceeds of $15,922 from the offering after deducting underwriting discounts, commissions and estimated offering expenses. In accordance with the terms of our senior loan agreement, as amended, we used 50% of these net proceeds to repay a portion of our outstanding senior term loan. The balance of the net proceeds is available for working capital and other general corporate purposes.
On September 4, 2009, we issued and sold shares of Preferred Stock and Warrants in a private placement for an aggregate purchase price of $21,140. We used the $19,235 of net proceeds from this private placement and available cash to repay all outstanding indebtedness under our subordinated term loan. In accordance with NASDAQ rules, the aggregate number of shares of common stock that may be issued upon the conversion or redemption of, or upon dividend or liquidation payments on, the Preferred Stock was limited to 19.99% of the outstanding shares of our common stock on September 4, 2009, until the requisite stockholder approval was obtained. On November 19, 2009, the stockholders approved, among other proposals, (i) a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock from 25 million shares to 50 million shares and (ii) a proposal to permit the potential issuance of shares of common stock in excess of 19.99% of the Company’s outstanding common stock upon conversion or redemption of, or dividend or liquidation payments on, the Preferred Stock.

In connection with the issuance of the Preferred Stock, we filed with the SEC a registration statement covering the resale of the shares of our common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. We also filed a universal shelf registration statement with the SEC that will allow us to sell up to $60,000 of equity, debt and other securities of the Company. Both registration statements were declared effective on November 25, 2009.
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
During the year ended June 30, 2010, Burgess Miura Co., Ltd., a joint venture in Japan in which the Company held a 40% interest, began the process of being formally dissolved. We received net proceeds from the liquidation of $2,439 which resulted in a gain of $30 recorded to our Consolidated Statement of Operations for the year ended June 30, 2010. Accumulated foreign currency translation adjustments of $523 were recognized in the Consolidated Statement of Operations as a component of foreign exchange gain during the year ended June 30, 2010.
As a result of the Nitram acquisition on April 30, 2008, Nitram’s results of operations have been included in our consolidated financial statements from the date of acquisition. Purchase accounting for this acquisition resulted in the allocation of a portion of the purchase price to Nitram’s net assets, including tangible and intangible assets. This allocation resulted in increases to the fair value of Nitram’s inventory and backlog by $4,606 and $6,489, respectively. Of these amounts, $2,258 of this inventory cost was expensed in the last two months of fiscal 2008 and the remaining $2,348 was expensed in fiscal 2009. Backlog of $2,734 was amortized in the last two months of fiscal 2008 and the remaining $3,755 was amortized in fiscal 2009. The above expenses increased our reported cost of goods sold for the respective periods. For a further discussion of our allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Nitram acquisition, see Note D to our consolidated financial statements included in this Report.

Results of Operations — Consolidated
The following summarizes our consolidated statements of operations as a percentage of net revenues:

	Year ended June 30,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	63.7	69.2	70.6

Gross profit	36.3	30.8	29.4
Operating expenses	29.2	24.8	20.7

Operating income	7.1	6.0	8.7
Other income (expense)	(9.7)	(3.7)	0.3

Earnings before income taxes	(2.6)	2.3	9.0
Income tax expense	(1.0)	(0.5)	(3.0)

Net earnings (loss)	(3.6)%	1.8%	6.0%

Less net loss attributable to noncontrolling interest	—	—	—

Net earnings (loss) attributable to PMFG, Inc.	(3.6)	1.8	6.0
Dividends on preferred stock	(0.9)	—	—

Earnings (loss) applicable to PMFG, Inc. common stockholders	(4.5)%	1.8%	6.0%

Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, direct and indirect labor, manufacturing overhead, depreciation, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs and other costs of our manufacturing and distribution processes. Cost of goods sold also includes the costs of commissioning the equipment and warranty related costs. Operating expenses include sales and marketing expenses, engineering and project management expenses and general and administrative expenses.
Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Sales and marketing expenses also include travel and entertainment, advertising, promotions, trade shows, seminars and other programs and sales commissions paid to independent sales representatives.
Engineering and project management expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.
General and administrative expenses include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, accounting, human resources, information systems and other administrative employees. General and administrative costs also include facility costs, insurance, audit fees, legal fees, reporting expense, professional services and other administrative fees.

Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Year ended June 30,
	2010	% of Total	2009	% of Total	2008	% of Total

Domestic	$75,814	64.9%	$104,613	66.2%	$88,757	63.2%
International	40,961	35.1%	53,393	33.8%	51,739	36.8%

Total	$116,775	100.0%	$158,006	100.0%	$140,496	100.0%

For fiscal 2010, total revenues decreased $41,231, or 26.1%, compared to fiscal 2009. Domestic revenues decreased $28,799, or 27.5% in fiscal 2010 when compared to fiscal 2009. International revenues decreased $12,432 or 23.3%, in fiscal 2010 when compared to fiscal 2009. The decrease in revenue is primarily the result of the continuing impact of the weak global business environment. For fiscal 2009, total revenues increased $17,510, or 12.5%, compared to fiscal 2008. Domestic revenues increased $15,856, or 17.9%, in fiscal 2009 when compared to fiscal 2008. International revenues increased $1,654, or 3.2%, in fiscal 2009 when compared to fiscal 2008. The increase in revenue is primarily a result of the Nitram acquisition partially offset by the revenue from two large projects in fiscal 2008 that were not replicated in fiscal 2009.
Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily sales volume, shifts in our product mix, material cost changes and warranty and start-up (commissioning) costs. Shifts in the geographic composition of our sales can also have a significant impact on our reported margins. The following summarizes revenues, cost of goods sold and gross profit:

	Year ended June 30,
		% of		% of		% of
	2010	Revenues	2009	Revenues	2008	Revenues

Revenues	$116,775	100.0%	$158,006	100.0%	$140,496	100.0%
Cost of goods sold	74,340	63.7%	109,403	69.2%	99,216	70.6%

Gross profit	$42,435	36.3%	$48,603	30.8%	$41,280	29.4%

For fiscal 2010, our gross profit decreased $6,168, or 12.7%, compared to fiscal 2009. The decrease in the fiscal 2010 gross profit was due to declining gross revenues resulting from the weakened global economic environment. The gross profit, as a percentage of revenue, was 36.3% in fiscal 2010 compared to 30.8% in fiscal 2009. Expense of $6,104 in fiscal 2009 relating to the amortization of Nitram’s backlog and fair value adjustment of the Nitram inventory negatively impacted the 2009 gross profit as a percentage of revenue. Additionally, during 2010, we experienced an increase in demand for our nuclear and marine products, which typically sell at higher margins.
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

Operating Expenses. The following summarizes operating expenses:

	Year ended June 30,
		% of		% of		% of
	2010	Revenues	2009	Revenues	2008	Revenues

Sales and marketing	$11,230	9.6%	$15,915	10.1%	$11,660	8.3%
Engineering and project management	7,907	6.7%	8,109	5.1%	5,652	4.0%
General and administrative	14,950	12.8%	15,152	9.6%	11,811	8.4%

Total operating expenses	$34,087	29.1%	$39,176	24.8%	$29,123	20.7%

For fiscal 2010, our operating expenses decreased $5,089 or 13.0% over fiscal 2009. As a percentage of revenues, these expenses were 29.1% in fiscal 2010 and 24.8% in fiscal 2009. Our sales and marketing expenses decreased $4,685 in fiscal 2010 compared to fiscal 2009 primarily due to the reduction in commissions and other sales related expenses associated with reduced revenues. Our engineering and project management expense decreased $202 in fiscal 2010 compared to fiscal 2009 due to fewer support activities required because of the decrease in revenue in fiscal 2010. Our general and administrative expenses decreased $202 in fiscal 2010 compared to fiscal 2009. The decrease in general and administrative expense in fiscal 2010 was primarily due to classification of $498 of interest charges related to outstanding letters of credit in interest expense during fiscal 2010. In fiscal 2009 and 2008, similar charges were classified as bank fees and included in general and administrative expense.
For fiscal 2009, our operating expenses increased $10,053 or 34.5% over fiscal 2008. As a percentage of revenues, these expenses were 24.8% in fiscal 2009 and 20.7% in fiscal 2008. Our sales and marketing expenses increased $4,255 in fiscal 2009 compared to fiscal 2008 primarily due to the addition of Nitram personnel, increased commissions and other selling related expenses associated with higher revenues in fiscal 2009. Our engineering and project management expenses increased $2,457 in fiscal 2009 compared to fiscal 2008 primarily due to the addition of Nitram personnel and support activities associated with increased revenues. Our general and administrative expenses increased $3,341 in fiscal 2009 compared to fiscal 2008 primarily due to amortization of intangibles associated with the prior fiscal year’s business acquisition and increased professional fees related to the integration of Nitram operations.
Other Income and Expense. The following summarizes other income and expenses:

	Year ended June 30,
	2010	2009	2008

Interest income	$28	$123	$1,016
Interest expense	(3,368)	(6,132)	(1,084)
Loss on extinguishment of debt	(1,303)	—	—
Foreign exchange gain (loss)	463	(354)	480
Change in fair value of derivative liability	(6,681)	—	—
Other income (expense) — net	(454)	539	(46)

Total other income (expense)	$(11,315)	$(5,824)	$366

For fiscal 2010, total other income and expense increased $5,491 or 94% from $5,824 of expense to $11,315 of expense. The increase was primarily due to a recorded charge of $6,681 to reflect changes in the fair value of our derivative liability and the write off of $1,303 of deferred finance charges associated with the subordinated term debt that was extinguished in September 2009. The increase in other expense is partially offset by a reduction in interest expense of $2,764 achieved by extinguishing $20,000 of subordinated term debt and reducing our senior term debt by $15,779 during the year.
For fiscal 2009, total other income and expense items changed by $6,190, from income of $366 for fiscal 2008 to expense of $5,824 for fiscal 2009. The increased expense in fiscal 2009 was primarily related to the interest on the long term debt associated with the Nitram acquisition. In fiscal 2009 compared to fiscal 2008, interest income decreased primarily due to the utilization of excess cash necessary for the Nitram acquisition. Additionally, foreign currency exchange losses in fiscal 2009 were greater than fiscal 2008, primarily due to the strengthening of the U.S. dollar against the British pound in 2009. The increase in other income in fiscal 2009 is related to the Company’s proportional share of income from its equity method investee in Japan of $435.
Income Taxes: Fiscal 2010 resulted in income tax expense of $1,215, compared to income tax expense of $707 and $4,168 in fiscal 2009 and 2008, respectively. The effective tax rate was (40.9)%, 19.6% and 33.3%, for fiscal 2010, 2009 and 2008, respectively. The effective tax rate in fiscal 2010 was impacted by the fair value adjustment of the derivative liability, which is not a deductible item for tax purposes. The effective rate in fiscal 2009 was impacted by increased profits of our foreign subsidiaries which have a lower tax rate than the United States and increased domestic production credits. For further information related to income taxes, see Note T to our consolidated financial statements included in Item 8 of this Report.
Net Earnings (Loss): Our net loss for fiscal 2010 was $(4,182), or (3.6)% of revenue, which was a decrease by $7,078 compared to net earnings of $2,896, or 1.8% of revenues, for fiscal 2009, primarily due to the change in the fair value of the derivative liability. Basic and diluted earnings per share attributable to our common shareholders decreased from net earnings of $0.22 per share for fiscal 2009, to a net loss of $(0.38) per share for fiscal 2010.
Our net earnings for fiscal 2009 decreased by $5,459 to net earnings of $2,896, or 1.8% of revenues, from net earnings of $8,355, or 5.9% of revenues for fiscal 2008, primarily due to increase of interest and operating expenses associated with the acquisition of Nitram. Basic earnings per share decreased from net earnings of $0.65 per share for fiscal 2008, to net earnings of $0.22 per share for fiscal 2009 and diluted earnings per share decreased from net earnings of $0.64 per share for fiscal 2008, to net earnings of $0.22 per share for fiscal 2009.
Results of Operations — Segments
We have two lines of business: Process Products and Environmental Systems. Revenues and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“US GAAP”).
Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 77.1%, 78.0% and 56.6% of our revenues in fiscal years 2010, 2009 and 2008, respectively.

Process Products revenue and operating income for the prior three fiscal years are presented below:

	Year ended June 30,
	2010	2009	2008

Revenue	$90,083	$123,261	$79,540
Operating income	$16,328	$17,701	$10,216

Operating income as % of revenue	18.1%	14.4%	12.8%
Process Products revenue decreased by $33,178, or 26.9%, in fiscal 2010 compared to fiscal 2009. The decrease in Process Products revenue is primarily attributable to the weak global economy. Process Products revenue increased by $43,721, or 55.0%, in fiscal 2009 compared to fiscal 2008. The increase in Process Products revenue is primarily attributable to the Nitram acquisition, partially offset by lower revenues attributed to the current economic environment and credit restrictions, combined with a decline in revenue due to the completion of large job in fiscal 2008 which was not replicated in fiscal 2009.
Process Products operating income decreased by $1,373 or 7.8% in fiscal 2010 compared to fiscal 2009. The decrease in operating income was due to decreased revenue. Process Products operating income in fiscal 2009 increased by $7,485 compared to fiscal 2008. The increased operating income was primarily due to increased revenue. As a percentage of Process Products revenues, operating income was 18.1%, 14.4% and 12.8% in fiscal 2010, 2009 and 2008, respectively. The increase in operating income as a percentage of revenue during 2010 is primarily attributable to $6,104 and $4,992 of amortization expense recorded in 2009 and 2008, respectively, which did not recur in 2010. The amortization was associated with the backlog and fair value adjustment to inventory from the Nitram acquisition.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 22.9%, 22.0% and 43.4% of our revenue in fiscal years 2010, 2009 and 2008, respectively.
Environmental Systems revenue and operating income for the prior three fiscal years are presented below:

	Year ended June 30,
	2010	2009	2008

Revenue	$26,692	$34,745	$60,956
Operating income	$6,970	$6,878	$13,752

Operating income as % of revenue	26.1%	19.8%	22.6%

Environmental Systems revenue decreased by $8,053, or 23.2% during fiscal 2010 compared to fiscal 2009. The decrease was primarily due to several large projects which had revenue recognized during fiscal 2009 and were not replicated in fiscal 2010. Environmental Systems revenue decreased by $26,211, or 43.0%, in fiscal 2009 compared to fiscal 2008. Our fiscal 2008 domestic revenue include $29,958 from a large project related to the power plant expansion that was not replicated in fiscal 2009.
Environmental Systems operating income increased $92 in fiscal 2010 compared to fiscal 2009. As a percentage of revenue, operating income increased in 2010 from 19.8% to 26.1%. The increase in Environmental Systems operating income and operating income as a percentage of revenue is primarily attributable to $1,663 less selling and engineering expenses during fiscal 2010 compared to fiscal 2009. The reduction of selling and engineering expenses was the result of management’s cost reduction efforts as a response to the global economic crisis and lower sales volumes.
Environmental Systems operating income in fiscal 2009 decreased by $6,874 compared to fiscal 2008 primarily due to decreased revenue. As a percentage of Environmental Systems revenue, operating income was 19.8% and 22.6%, in fiscal 2009 and 2008 respectively. Environmental Systems operating income as a percentage of revenue was favorable in fiscal 2008 due to increased volume related to a $29,958 order and fixed operating costs.
Corporate Level Expenses
Corporate level expenses excluded from our segment operating results were $14,950, $15,152 and $11,811, for fiscal years 2010, 2009 and 2008, respectively.
For fiscal 2010, our corporate level expenses decreased $202, or 1.3%, compared to fiscal 2009. The decrease in the corporate level expenses in fiscal 2010 was primarily due to classification of $498 of interest charges related to outstanding letters of credit in interest expense during fiscal 2010. In fiscal 2009 and 2008, similar charges were classified as bank fees and included in general and administrative expense. For fiscal 2009, our corporate level expenses increased $3,341, or 28.3%, compared to fiscal 2008. The increase in corporate level expenses in fiscal 2009 was primarily due to expenses related to the integration of the Nitram operations, in addition to increased professional fees, occupancy and insurance expenses for the combined operation.
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
Factors that are expected to impact our results in fiscal 2011 include the following:
•	The domestic and international economies experienced a significant recession in 2009 and into 2010, which included an increase in credit restrictions in the global financial markets. While near-term market conditions in 2010 have shown some limited improvement, it is not clear that this improvement will continue. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenues, earnings and liquidity to be impacted to the extent that global credit restrictions impact the markets we serve.

•	The Preferred Stock contains an embedded derivative feature which is adjusted to fair value at each reporting period. The fair value of the embedded derivative is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the preferred stock, the expected volatility of our common stock price and our common stock price as of the fair value measurement date. As a result, we expect our net income to have significant volatility driven by changes in the fair value of the embedded derivative.
Contingencies
In June 2010, we received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. We are in the process of assessing the validity of the claim and have notified our various insurance carriers, including the Nitram insurance carrier and the selling stockholders of Nitram of this claim. We believe if any valid claim exists, we are entitled to be indemnified by the Nitram sellers pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by us in connection with such claim. At this time, we cannot estimate any potential range of loss that may result from this asserted claim as the claim is in its early stages and we are still investigating its merits and the facts and circumstances surrounding the claim. No amount has been accrued on the financial statements for this claim as of June 30, 2010. At this time, no lawsuit has been filed by the customer.
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007 and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company appealed the ruling by the District Court, which dismissed third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. On June 18, 2010, the Kansas Court of Appeals affirmed the decision of the District Court, granting the motion for dismissal of Controls International, Inc. The Company filed a motion for rehearing with the Kansas Court of Appeals and filed a petition for review with the Kansas Supreme Court on July 2, 2010, requesting the reconsideration and reversal of the Kansas Court of appeals decision to dismiss Controls International, Inc. At June 30, 2010, we have accrued of $100 for the applicable insurance deductible relating to this claim. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. At this time, we believe that MMPP’s claims are without merit and we intend to vigorously defend this suit.

We completed the acquisition of Nitram in April 2008. As a result of the acquisition, we are liable for the operations of Nitram and its subsidiaries because these entities are our wholly-owned subsidiaries. In connection with the Nitram acquisition, we acquired indirect ownership of Burgess-Manning, Inc. (“Burgess-Manning”). In April 2008, Burgess-Manning filed with the Office of Foreign Assets Control (“OFAC”) a voluntary disclosure concerning certain activities in support of its majority-owned, separately incorporated U.K. subsidiary, Burgess-Manning Europe, Ltd. (“BMEL”), which potentially implicated the Iranian Transactions Regulations (“ITR”).
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
We cannot predict the response of the OFAC, the outcome of any related proceeding or the likelihood that future proceedings will be instituted against us. In the event that there is an adverse ruling in any proceeding, we may be required to pay fines and penalties. As of August 29, 2010, we have not received any response from OFAC.
In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both our existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plant. Additional sampling and evaluation of the groundwater concerns determined that levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. At the Vermont Street plant in Wichita Falls, the results of these assessments indicated soil and groundwater contamination. Further investigation was conducted and soil remediation was completed in July 2009. We will continue to monitor groundwater at the site for an additional five years. We are seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse us for these costs.
Under the purchase agreement for the Nitram acquisition, we have rights to indemnification from the Nitram selling stockholders for claims relating to breach of representations and warranties or covenants and certain other claims, including litigation costs and damages. We previously placed $10,920 of the purchase price for the Nitram acquisition in escrow for purposes of securing and satisfying the indemnification obligations of the Nitram selling stockholders. The escrow amount, less any amounts previously paid therefrom and any outstanding claims by us, was released to the selling stockholders in five installments from October 8, 2008 to October 30, 2009. Prior to October 30, 2009, we made claims against the Nitram selling stockholders totaling approximately $1,998 and a total of $1,388 was withheld from the escrow release pending resolution. Following the final escrow release in October 2009, we have made additional indemnification claims against the Nitram selling stockholders for approximately $9,500 related to customer warranty dispute and environmental matters. The Nitram selling stockholders have not agreed to pay the claims made by us and the parties are currently in the process of discussing the various claims.

We are also involved, from time to time, in various litigation, claims and proceedings, arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.
Backlog
Our backlog of uncompleted orders was approximately $96,000 at June 30, 2010, compared to $73,000 at June 30, 2009. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at June 30, 2010, we estimate approximately 80% will be completed during fiscal year 2011.
Financial Position
Assets. Total assets decreased by $10,099 or 6.6%, from $153,180 at June 30, 2009 to $143,081 at June 30, 2010. We held cash and cash equivalents of $24,271, had working capital of $48,000 and a current liquidity ratio of 2.4-to-1.0 at June 30, 2010. This compares with cash and cash equivalents of $17,738, working capital of $40,247 and a current liquidity ratio of 1.8-to-1.0 at June 30, 2009. The decrease in our assets is primarily related to the decrease in costs and earnings in excess of billings, with additional decreases in accounts receivable, inventory and the liquidation of our equity method investment, offset by an increase in cash and cash equivalents and restricted cash.
Liabilities and Stockholders’ Equity. Total liabilities decreased by $21,288 or 19.9%, from $107,222 at June 30, 2009 to $85,934 at June 30, 2010. This decrease in liabilities primarily relates to the payment of $35,779 of debt and a reduction of accounts payables and deferred tax liabilities. This was offset by the introduction of the derivative liability associated with our Preferred Stock issuance during 2010. The increase in our stockholders’ equity of $10,288, or 22.4%, from $45,958 at June 30, 2009 to $56,246 at June 30, 2010 resulted primarily from the issuance of common stock during the year, offset by our net loss for the year. Our debt (total liabilities)-to-equity ratio decreased to 1.5-to-1.0 at June 30, 2010 from 2.3-to-1.0 at June 30, 2009, reflecting the debt and liabilities payments and the common stock issuance during fiscal 2010.
Liquidity and Capital Resources
Our cash and cash equivalents were $24,271 as of June 30, 2010, compared to $17,738 at June 30, 2009. Net cash provided by operating activities during fiscal 2010 was $8,704 compared $16,105 and $304 during fiscal 2009 and fiscal 2008 respectively.
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At June 30, 2010, the balance of these working capital accounts was $25,266 compared to $27,387 at June 30, 2009, reflecting a decrease of our investment in these working capital items of $2,121. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones.

In addition to our change in working capital, our cash flow provided by operations was comprised primarily of our net loss of $(4,182) adjusted by $14,429 for depreciation and amortization, the change in fair value of the derivative liability, the loss on extinguishment of debt, stock based compensation, the provision for warranty charges, and other expense items which did not generate a use of current year cash. A decrease in net inventory provided an additional $2,134. Decreases in commissions payable, income taxes, product warranties, accrued liabilities and changes to other balance sheet items used an additional $5,798.
Net cash used in investing activities was $1,192 for fiscal 2010, compared to net cash used in investing activities of $4,968 and $63,141 for fiscal 2009 and 2008, respectively. The use of cash during fiscal 2010 related primarily to increased restrictions of cash on hand with our primary lender to provide additional borrowing flexibility under our revolving credit facility and the purchase of equipment and the acquisition of Mitech, Inc., partially offset by the proceeds from the liquidation of our equity method investment. The net cash used in 2009 related primarily to purchasing property and equipment, an increase in restricted cash, and additional costs associated with the acquisition of Nitram. The net cash used in fiscal 2008 is primarily for the acquisition of Nitram.
Net cash used in financing activities was $1,352 for fiscal 2010, compared to net cash used of $4,000 for fiscal 2009 and net cash provided of $56,764 for fiscal 2008. Financing activities in 2010 consisted primarily of proceeds of $35,163 from the issuance of common stock, preferred stock and warrants and $35,779 used in the payment of long-term debt. Cash used in financing activities in 2009 was for the payment of long-term debt. The cash provided in fiscal 2008 primarily related to proceeds from the long-term debt associated with the Nitram acquisition less the costs of incurring the debt.
As a result of the above factors, our cash and cash equivalents during fiscal 2010 increased $6,533 compared to an increase of $6,294 during fiscal 2009 and a decrease of $5,571 in fiscal 2008.
Credit Facilities
Concurrently with the closing of the Nitram acquisition, we entered into a revolving credit and term loan agreement, dated April 30, 2008 (the “Senior Secured Credit Agreement”), with Comerica Bank, as administrative agent and several other financial institutions. The Senior Secured Credit Agreement provides for a $40,000 term loan and a $20,000 revolving credit facility.
At the acquisition closing, we borrowed $40,000 under the senior term loan and borrowed an additional $20,000 pursuant to a subordinated secured term loan. The proceeds from the senior and subordinated term loans, together with cash on-hand, were used to fund our acquisition of Nitram and related transaction costs.
On September 4, 2009, the subordinated term loan was repaid in full using the proceeds from the private placement of preferred stock and warrants and available cash.
On September 9, 2009, we entered into an amendment to our Senior Secured Credit Agreement. The amendment enhances our financial flexibility by relaxing certain of the required financial covenants for the remaining terms of the senior term loan and revolving credit facility, but did not substantially modify the terms of the original agreement. In connection with the amendment, the interest rate margins on the senior term loan and revolving credit facility were revised. We paid our lenders an amendment fee of $350.

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
As required by the Senior Secured Credit Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior term loan, with a notional amount of $20,000 (the “Hedging Transaction”). The Hedging Transaction became effective on August 15, 2008 and that will terminate on April 2, 2012. Under the terms of the Hedging Transaction, the counterparty is required to pay to us, on the first business day of each quarter, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Hedging Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Hedging Transaction amortized $5,000 each on October 1, 2009 and 2008 and will amortize in the amount of (i) $5,000 on October 1, 2010 and (ii) $4,500 on October 3, 2011. As long as the counterparty makes the payments required under the Hedging Transaction, we will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 275 to 350 basis points based on our CTL ratio, for the term of the Hedging Transaction.
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

The warrants entitle the holders to purchase 50% of the number of shares of common stock that may be obtained upon conversion of the preferred stock at an exercise price of $10.56, subject to adjustment in the event of stock splits, dividends and the like. The warrants have a five-year term and were exercisable as of March 4, 2010.
We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2010.
Tabular Disclosure of Contractual Obligations
The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 30, 2010.

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Debt — Term Loans (1)	$22,460	$5,035	$17,425	$—	$—
Purchase obligations (2)	7,315	7,315	—	—	—
Unrecognized tax benefits	224		224
Stand-by letters of credit (3)	13,984	8,370	4,486	1,128	—
Operating lease obligations	6,184	981	1,690	1,580	1,933

Total contractual obligations	$50,167	$21,701	$23,825	$2,708	$1,933

1)	Term debt obligations include interest calculated based on the rates in effect on June 30, 2010.

2)	Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2010. We believe that some of these obligations could be canceled for payment of a nominal penalty, or no penalty.

3)	The stand-by letters of credit include $9,978 issued under our $20,000 revolving credit facility and $4,006 outstanding under the debenture agreement in the U.K.
Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.
Certain of our accounting policies require a higher degree of judgment than others in their application. These include revenue recognition on long-term contracts, accrual for estimated warranty costs, allowance for doubtful accounts and reserve for obsolete and slow moving inventory. Our policies and related procedures for these items are summarized below.

Revenue Recognition. We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months or longer in duration. In connection with these contracts, we use the percentage-of-completion accounting method. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenues are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”
When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the amount of revenues for that period. We continually update our estimates of costs and the status of each project with our subcontractors and our manufacturing plant management. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined. The impact of revisions in contract estimates is recognized on a cumulative basis in the period in which the revisions are made. In addition, significant portions of our costs are subcontracted under fixed-priced arrangements, thereby reducing the risk of significant cost overruns on any given project. However, a number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications and other factors can affect our cost estimates. While we attempt to reduce the uncertainty related to revenues and cost estimates in percentage-of-completion models through corporate policy and approval and monitoring processes, any estimation process, including that used in preparing contract accounting models, involves substantial judgment.
The completed contract method is applied to contracts we consider to be short-term in nature. Because of the short-term nature of these contracts, the completed contract method accurately reflects the economic substance of these contracts. Revenues under the completed contract method are recognized upon shipment of the product.
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
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based upon historical collection trends, current economic factors and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition and credit scores, recent payment history, current economic environment, discussions with our project managers and discussions with the customers directly and record a provision for doubtful accounts based on historical collections and estimated future collections. As actual collections or market conditions may vary from those projected, adjustments to our allowance for doubtful accounts may be required.

Reserve for Obsolete and Slow-Moving Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review inventory values on hand, using specific aging categories and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.
Intangible Assets and Goodwill. The amount of recorded goodwill relates primarily to the Nitram acquisition and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is not amortized, however goodwill and indefinite lived intangibles are measured for impairment annually, or more frequently if conditions indicate an earlier review is necessary. If the estimated fair value of goodwill or indefinite lived intangibles is less than the carrying value, the asset is impaired and is written down to its estimated fair value.
Intangible assets subject to amortization include customer backlog, licensing agreements and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets considered to have indefinite lives are trade names and design guidelines.
We exercise judgment in evaluating our long-lived assets for impairment. We assess the impairment of long-lived assets, including intangible assets subject to amortization and property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing tests of impairment, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of our goodwill and other intangibles. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future. Actual results could differ from assumptions made by management. We believe our businesses will generate sufficient undiscounted cash flow in excess of the investments we have made in property, plant and equipment, as well as the goodwill and other intangibles recorded as a result of our acquisition. We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on our reported asset values.
Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance we must include an expense within the tax provision in the consolidated statements of operations. Additionally, we estimate and record tax expense for uncertainty in regards to a tax position taken or expected to be taken to the extent the position fails to meet a threshold of “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.
Preferred Stock. We issued Preferred Stock in fiscal 2010. Upon issuance, we separated the Preferred Stock instrument into its component parts of the Preferred Stock host contract, the Warrants and the Derivative Liability which reflected the redemption and conversion rights of the holders of the Preferred Stock. We estimated the fair value of each component as of the date of issuance. In arriving at this estimate we made various key assumptions for inputs into our valuation model, including assumptions about the expected behavior of the Preferred Stock holders and the expected future volatility of the price of our common stock. As of the date of issuance, we allocated the net proceeds of the preferred stock transaction to the Derivative Liability, with any remaining net proceeds allocated to the Warrants and to Preferred Stock. At each reporting period, we update our estimate of the fair value of the Derivative Liability. Changes to the inputs in our valuation model and particularly changes to the closing price of our common stock at any given reporting period, result in adjustments to the estimated fair value of the Derivative Liability.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This guidance establishes the Accounting Standards Codification (“ASC”) as the single source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with US GAAP, with the exception of guidance issued by the Securities and Exchange Commission. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2009, the FASB issued Accounting Standards Update 2009-4, “Accounting for Redeemable Equity Instruments, Amendment to Section 480-10-S99” (“ASU 2009-4”). ASU 2009-4 relates to distinguishing liability from equity. The adoption of ASU 2009-4 had no impact on previously issued financial statements; however, the provisions of the update were applied in the recording of the Preferred Stock issued in September 2009.
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
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) which amends the disclosures relating to transfers between Level 1, Level 2 and Level 3 within the fair value hierarchy. ASU 2010-06 also requires fair value measurement disclosures be presented by class of assets and liabilities and disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements of Level 2 or Level 3 classes of assets and liabilities. The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for reporting periods beginning after December 15, 2009. Required disclosures about purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted ASU 2010-06 as of January 1, 2010 and determined the current disclosures comply with the amended disclosure requirements.
In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent events — recognition and disclosure” (“ASU 2010-09”). ASU 2010-09 changed the existing requirement for SEC filers to eliminate the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective on its issuance. The Company adopted ASU 2010-09 beginning with the interim period ended March 31, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.
Interest Rate Risk
We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At June 30, 2010, we had $20,221 of outstanding borrowings under this Agreement. Currently we have an interest rate cap transaction with a notional amount of $10,000, or 49% of our variable rate debt. This cap transaction complies with our obligation under our Senior Secured Credit Agreement.
To assess exposure to interest rate changes, we performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates on borrowings under our Senior Secured Credit Agreement. Our analysis indicates that the effect on fiscal 2010 income before taxes of such an increase and decrease in interest rates would be approximately $200.
Foreign Currency Risk
Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed principally in the local currency and therefore provide a “natural hedge” against currency fluctuations. The impact of currency exchange rate movements on inter-company transactions has historically been immaterial. We did not have any currency derivatives outstanding as of, or during the fiscal year ended June 30, 2010.
Derivative Liability Risk
We have not entered into financial instruments for speculative or trading purposes. However, the conversion rights and redemption options of our Preferred Stock are classified as an embedded derivative, and as a result, marked to market to reflect fair value of the embedded derivative at each reporting period. The fair value of the embedded derivative is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the preferred stock, the expected volatility of our common stock price and our common stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in these factors may have a material impact on our net income and the derivative liability recorded on our Consolidated Balance Sheets. Consequently, our financial statements may vary periodically, based on factors other than the Company’s revenues and expenses. Changes in the estimated fair value of the embedded derivative do not have an impact on our cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
PMFG, Inc.
We have audited the accompanying consolidated balance sheets of PMFG, Inc. (a Delaware corporation) and Subsidiaries (the “Company”, formerly Peerless Mfg. Co.) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMFG, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMFG Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2010 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 13, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PMFG, Inc.
We have audited PMFG, Inc. (a Delaware Corporation) and Subsidiaries’ (the “Company”, formerly Peerless Mfg. Co.) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PMFG, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2010 and our report dated September 13, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 13, 2010

PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands)
ASSETS

	June 30,
	2010	2009
Current assets:
Cash and cash equivalents	$24,271	$17,738
Restricted cash	5,868	4,132
Accounts receivable — trade — net of allowance for doubtful accounts of $886 and $460, respectively	27,310	29,551
Inventories — net	7,220	9,354
Costs and earnings in excess of billings on uncompleted contracts	13,560	21,716
Deferred income taxes	2,067	2,816
Other current assets	2,010	2,384

Total current assets	82,306	87,691

Property, plant and equipment — net	7,506	8,465
Intangible assets — net	21,781	22,084
Goodwill	29,702	29,432
Equity method investment	—	2,526
Other assets	1,786	2,982

Total assets	$143,081	$153,180

PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets — Continued
(Amounts in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,
	2010	2009
Current liabilities:
Accounts payable	$10,180	$15,647
Current maturities of long-term debt	4,000	6,820
Billings in excess of costs and earnings on uncompleted contracts	5,424	8,233
Commissions payable	1,932	2,764
Income taxes payable	717	1,342
Accrued product warranties	2,480	1,242
Customer Deposits	2,481	2,261
Accrued liabilities and other	7,092	9,135

Total current liabilities	34,306	47,444

Long-term debt, net of current portion	16,221	49,180
Deferred income taxes	8,548	9,559
Derivative liability	25,916	—
Other non-current liabilities	943	1,039

Commitments and contingencies

Preferred stock — authorized, 5,000,000 shares of $0.01 par value; 21,140 and 0 shares issued and outstanding at June 30, 2010 and 2009, respectively	—	—

Stockholders’ equity:
Common stock — authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 14,734,323 and 13,078,760 shares at June 30, 2010 and 2009, respectively	147	131
Additional paid-in capital	27,240	10,186
Accumulated other comprehensive loss	(2,283)	(708)
Retained earnings	31,142	36,349

Total PFMG, Inc.’s stockholders’ equity	56,246	45,958
Noncontrolling interest	901	—

Total equity	57,147	45,958

Total liabilities and stockholders’ equity	$143,081	$153,180

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Year ended June 30,
	2010	2009	2008

Revenues	$116,775	$158,006	$140,496
Cost of goods sold	74,340	109,403	99,216

Gross profit	42,435	48,603	41,280
Operating expenses
Sales and marketing	11,230	15,915	11,660
Engineering and project management	7,907	8,109	5,652
General and administrative	14,950	15,152	11,811

	34,087	39,176	29,123

Operating income	8,348	9,427	12,157

Other income (expense)
Interest income	28	123	1,016
Interest expense	(3,368)	(6,132)	(1,084)
Loss on extinguishment of debt	(1,303)	—	—
Foreign exchange gain (loss)	463	(354)	480
Change in fair value of derivative liability	(6,681)	—	—
Other income (expense)	(454)	539	(46)

	(11,315)	(5,824)	366

Earnings (loss) before income taxes	(2,967)	3,603	12,523
Income tax expense	(1,215)	(707)	(4,168)

Net earnings (loss)	$(4,182)	$2,896	$8,355

Less net loss attributable to noncontrolling interest	$19	$—	$—

Net earnings (loss) attributable to PMFG, Inc.	$(4,163)	$2,896	$8,355

Dividends on preferred stock	$(1,044)	$—	$—

Net earnings (loss) attributable to PMFG, Inc. common shareholders	$(5,207)	$2,896	$8,355

BASIC EARNINGS (LOSS) PER SHARE	$(0.38)	$0.22	$0.65

DILUTED EARNINGS (LOSS) PER SHARE	$(0.38)	$0.22	$0.64

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Amounts in thousands)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity

Balance at June 30, 2007	6,440	$6,440	$1,359	$25,307	$431	$33,537	$—	$33,537

Comprehensive income				8,355		8,355		8,355
Net earnings					(101)	(101)		(101)

Foreign currency translation adjustment						8,254		8,254
Total comprehensive income

Restricted stock grants	40	40	676			716		716
Stock options expense			54			54		54
Stock options exercised	32	32	231			263		263
Reorganization stock conversion	6,512	(6,382)	6,382			—		—
Income tax benefit related to stock options exercised			316			316		316
Adoption of accounting standard — FIN 48				(209)		(209)		(209)

Balance at June 30, 2008	13,024	130	9,018	33,453	330	42,931	—	42,931

Comprehensive income
Net earnings				2,896		2,896		2,896
Foreign currency translation adjustment					(1,038)	(1,038)		(1,038)

Total comprehensive income						1,858		1,858

Restricted stock grants	55	1	1,128			1,129		1,129
Stock options expense			40			40		40

Balance at June 30, 2009	13,079	131	10,186	36,349	(708)	45,958	0	45,958

Comprehensive income
Net loss				(4,163)		(4,163)	(19)	(4,182)
Foreign currency translation adjustment					(1,575)	(1,575)	—	(1,575)

Total comprehensive loss						(5,738)	(19)	(5,757)

Restricted stock grants	131	1	950			951		951
Stock option expense			15			15		15
Stock options exercised	29		128			128		128
Income tax benefit related to stock options exercised			54			54		54
Issuance of common stock	1,495	15	15,907			15,922		15,922

Noncontrolling interest in subsidiary						—	920	920

Preferred stock dividends				(1,044)		(1,044)		(1,044)

Balance at June 30, 2010	14,734	$147	$27,240	$31,142	$(2,283)	$56,246	$901	$57,147

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(4,182)	$2,896	$8,355
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,609	6,651	3,863
Loss on extinguishment of debt	1,303	—	—
Deferred financing	598	768	—
Deferred income taxes	(532)	(3,362)	(2,888)
Deferred rent expense	(245)	134	70
Bad debt expense	742	(165)	160
Provision for warranty expense	3,324	443	686
Inventory valuation reserve	968	169	221
Gain on sale of property	(44)	—	—
Foreign exchange gain	(463)	354	(480)
Change in fair value of derivative liability	6,681	—	—
Excess tax benefits from stock-based payment arrangements	54	—	(316)
Stock-based compensation	1,148	1,169	770
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	1,012	8,141	(3,745)
Inventories	1,146	6,381	1,689
Costs and earnings in excess of billings on uncompleted contracts	8,034	2,746	(8,504)
Other current assets	359	95	(383)
Other assets	(301)	280	307
Accounts payable	(5,537)	(7,720)	(326)
Billings in excess of costs and earnings on uncompleted contracts	(2,809)	1,463	(200)
Commissions payable	(832)	1,146	217
Income taxes payable	(359)	457	(375)
Product warranties	(1,599)	(425)	(103)
Accrued liabilities and other	(2,371)	(5,516)	1,286

Net cash provided by operating activities:	8,704	16,105	304

Cash flow from investing activities:
Decrease (increase) in restricted cash	(2,125)	(1,828)	22
Purchases of property and equipment	(757)	(1,822)	(1,176)
Proceeds from the sale of property and equipment	—	—	12
Proceeds from liquidation of equity method investment	2,439	—	—
Business acquisition, net of cash acquired	(749)	(1,318)	(61,999)

Net cash used in investing activities	(1,192)	(4,968)	(63,141)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,922	—	—
Net proceeds from issuance of preferred stock and warrants	19,235	—	—
Proceeds from long-term debt	—	—	60,000
Payment of long-term debt	(35,779)	(4,000)	—
Payment of debt issuance cost	(552)	—	(3,815)
Equity contribution from noncontrolling interest	920	—	—
Proceeds from exercise of stock options		—	263
Dividends paid on preferred stock	(1,044)	—	—
Excess tax benefits from stock-based payment arrangements	(54)	—	316

Net cash (used in) provided by financing activities	(1,352)	(4,000)	56,764
Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Continued
(Amounts in thousands)

	Year ended June 30,
	2010	2009	2008

Effect of exchange rate changes on cash and cash equivalents	373	(843)	502

Net increase (decrease) in cash and cash equivalents	6,533	6,294	(5,571)

Cash and cash equivalents at beginning of period	17,738	11,444	17,015

Cash and cash equivalents at end of period	$24,271	$17,738	$11,444

Supplemental information on cash flow:
Income taxes paid	$1,407	$3,010	$7,250
Leasehold improvements incentive allowance	$—	$39	$—
Interest paid	$3,014	$5,233	$267
The preliminary purchase consideration for the Nitram acquisition was $64,260, subject to post-closing working capital adjustment of $1,150. The $61,999 presented as an investing activity during the year ended June 30, 2008 represents the preliminary purchase consideration for Nitram, net of $2,261 of cash acquired.
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company is a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The Company primarily serves the markets for power generation, natural gas infrastructure and refining and petrochemical processing. The Company offers a broad range of systems and products through its two reportable segments: Process Products and Environmental Systems. Process Products includes separation and filtration products which remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. In addition, products in the Process Products segment include pulsation dampeners and heat exchangers. The Process Products segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The Company’s Environmental Systems segment includes selective catalytic reduction, or SCR, systems which convert nitrogen oxide into nitrogen and water, reducing air pollution and helping customers comply with environmental regulations.
The Company’s products are manufactured principally at plants located in Texas and are sold worldwide. Primary customers include equipment manufacturers, engineering contractors and operators of power plants. Beginning in fiscal 2010, the Company began additional manufacturing operations in China through Peerless Manufacturing (Zhenjiang) Co. Ltd (“PMZ”), a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”), our majority-owned subsidiary.
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. (“Nitram”) for approximately $64,428 including transaction costs. Nitram is the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc. and Alco Products, producers of equipment similar and complementary to the Company’s existing systems and products.
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
References to “Company” refers to (a) PMFG, Inc. and its subsidiaries after the holding company reorganization and (b) Peerless Mfg. Co. and its subsidiaries prior to the holding company reorganization, in each case unless the context requires otherwise. Additionally, references to “PMFG” refer to PMFG, Inc. and references to “Peerless” refer to Peerless Mfg. Co., in each case unless the context requires otherwise.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Retroactive Adjustments
The share data and per share data included in these consolidated financial statements for fiscal 2008 have been retroactively adjusted to give effect to the reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock subsequent to June 30, 2008.
Consolidation
The Company is the majority owner of Peerless Propulsys. The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of PMZ. The non-controlling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statement of Operations. The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In addition to the wholly-owned and majority-owned subsidiaries, the Company had a 40% interest in a joint venture located in Japan, which was presented as an equity method investment at June 30, 2009. During the year ended June 30, 2010, the joint venture began the process of being formally dissolved and the Company liquidated its interest and recorded a gain on the liquidation of equity investments in the Consolidated Statements of Operations.
The consolidated financial statements include the financial results of Nitram for the twelve months ending June 30, 2010 and 2009 and for the two months ending June 30, 2008, the period the Company owned Nitram.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
At June 30, 2010 and 2009, the Company had $8,873 and $8,439, respectively, in foreign bank balances in Canada, China, Singapore and the United Kingdom, including $4,258 and $4,132, respectively, that was classified as restricted cash. Total restricted cash balance was $5,868 and $4,132 as of June 30, 2010 and 2009, respectively. This balance was restricted as collateral for stand-by letters of credit and bank guarantees.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to bad debt expense in the period the payment is received.
The Company had $1,262 and $1,461 of retention receivables included in accounts receivable — trade at June 30, 2010 and 2009, respectively.
Changes in the Company’s allowance for doubtful accounts in the last two fiscal years are as follows:

	Year ended June 30,
	2010	2009
Balance at beginning of year	$460	$625
Bad debt expense	742	(165)
Accounts written off, net of recoveries	(316)	—

Balance at end of year	$886	$460

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
Depreciable Assets
Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally by the straight-line method, as follows:

Buildings and improvements	5 – 40 years
Equipment	3 – 10 years
Furniture and fixtures	3 – 15 years

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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value, typically represented by the discounted cash flows associated with the asset.
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
Intangible assets subject to amortization include acquired customer backlog, licensing agreements and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets considered to have indefinite lives are trade names and design guidelines. The Company evaluates the recoverability of indefinite lived intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at June 30, 2010 and 2009, approximate fair value.
Revenue Recognition
The Company provides products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods. In connection with these contracts, the Company uses the percentage-of-completion method of accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, the consideration to be exchanged and the manner and terms of settlement, assuming reasonably dependable estimates of revenues and expenses can be made. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.
Contracts that are considered short-term in nature are accounted for under the completed contract method. Because of the short-term nature of these contracts, the completed contract method accurately reflects the economic substance of these contracts. Revenues under the completed contract method are recognized upon shipment of the product.
Warranty Costs
The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the revenues are recognized based on historical experience, expectation of future conditions and the extent of backup concurrent supplier warranties in place.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Debt Issuance Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on our Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis, which approximates the effective interest method. Amortization of debt issuance costs included in interest expense was $598, $768 and $127 in fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, the Company pre-paid the remaining balance of its subordinated term debt. Unamortized debt issuance costs associated with the subordinated term debt in the amount of $1,303 were recorded as a loss on the extinguishment debt on the Consolidated Statements of Operations for the year ended June 30, 2010. Unamortized debt issuance costs at June 30, 2010 and 2009 were $1,596 and $2,945, respectively.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the vesting period.
Shipping and Handling Policy
Shipping and handling fees of finished goods charged to customers are reported as revenues. Shipping and handling costs that are incurred that relate to products sold are reported as cost of goods sold. Shipping and handling fees included in revenues were $507, $401 and $325 for fiscal 2010, 2009 and 2008, respectively. Shipping and handling costs included in cost of goods sold were $408, $1,260 and $512 for fiscal 2010, 2009 and 2008, respectively.
Advertising Costs
Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred. Advertising costs were approximately $127, $129 and $103 in fiscal 2010, 2009 and 2008, respectively.
Design, Research and Development
Design, research and development costs are charged to operating expenses under the engineering and project management category in the periods incurred. Design, research and development costs were approximately $509, $449 and $229 in fiscal 2010, 2009 and 2008, respectively.
Revenues Presented Net of Taxes
The Company presents revenues net of sales taxes in its Consolidated Statements of Operations.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Income Taxes
The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax related interest and penalties are included in income tax expense. The Company recognizes in its financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.
Equity Method Investments
The Company uses the equity method to account for investments in entities where such investment ranges between 20% and 50% ownership.
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
Foreign Currency
All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the fiscal years ended June 30, 2010, 2009 and 2008. The resulting translation adjustments are recorded directly to accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Consolidated Statements of Operations.

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
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This guidance establishes the Accounting Standards Codification as the single source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP, with the exception of guidance issued by the Securities and Exchange Commission. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification” (“ASU 2010-02”). ASU 2010-02 clarifies which transactions are subject to the decrease in ownership and deconsolidation guidance in ASC Subtopic 810-10, Consolidation. ASU 2010-02 is effective for reporting periods ending on or after December 15, 2009. The adoption of ASU 2010-02 did not have an impact on the Company’s current financial statements. The Company will apply the requirements of ASU 2010-02 to any future decreases in ownership of any non-wholly owned subsidiaries.
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements”(“ASU 2010-06”) which amends the disclosures relating to transfers between Level 1, Level 2 and Level 3 within the fair value hierarchy. ASU 2010-06 also requires fair value measurement disclosures be presented by class of assets and liabilities and disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements of Level 2 or Level 3 classes of assets and liabilities. The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for reporting periods beginning after December 15, 2009. Required disclosures about purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted ASU 2010-06 as of January 1, 2010 and determined the current disclosures comply with the amended disclosure requirements.

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
In August 2009, the FASB issued Accounting Standards Update 2009-4, “Accounting for Redeemable Equity Instruments, Amendment to Section 480-10-S99” (“ASU 2009-4”). ASU 2009-4 relates to distinguishing liability from equity. The adoption of ASU 2009-4 did not have an impact on previously issued financial statements; however, the provisions of the update were applied in the recording of the Preferred Stock as described in Note M below.
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
The Company is not dependent upon any single customer or group of customers in either of its two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variances in its major customers. During fiscal 2008, one customer placed a large order which accounted for 21% of consolidated revenue. At June 30, 2010, two customers accounted for approximately 9% and 6% of the Company’s accounts receivable. At June 30, 2009, two customers accounted for approximately 6% each of the Company’s accounts receivable.

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
The following table summarizes the allocation of the purchase price:

Fair value of tangible assets acquired	$34,603
Intangible assets	30,049
Goodwill	29,432
Assumed liabilities	(16,263)
Deferred tax liabilities	(13,393)

Total net assets acquired	$64,428

The following table summarizes the fair values of the net tangible assets acquired:

Fair Value

Assets Acquired

Cash	$2,261
Accounts receivable	11,516
Inventory	13,896
Prepaid expenses	450
Property, plant and equipment	4,312
Investment in unconsolidated subsidiary	1,930
Other assets	238

$34,603

Liabilities Assumed

Accounts payable	$6,461
Customer deposits	7,599
Other liabilities	2,203

$16,263

Net tangible assets acquired	$18,340

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE D. NITRAM ACQUISITION — CONTINUED
The following consolidated pro-forma (unaudited) information is based on historical information for the twelve months ended June 30, 2008 and gives effect to the Nitram acquisition as if it had occurred at the beginning of the fiscal period:

Revenue	$194,471
Net earnings	3,846
Diluted earnings per share	$0.29
The following table summarizes the allocation of the preliminary purchase price and a reconciliation to the final price:

	June 30, 2008	Adjustments	June 30, 2009

Fair value of tangible assets acquired	$34,603		$34,603
Intangible assets	30,049		30,049
Goodwill	27,875	1,557	29,432
Assumed liabilities	(16,263)		(16,263)
Deferred tax liabilities	(13,154)	(239)	(13,393)

Total net assets acquired	$63,110		$64,428

The changes to goodwill includes $698 post closing working capital adjustments, $610 deductible associated with claims against the escrow, and $239 adjustment to the opening deferred tax liabilities.
Included in the Nitram purchase, the Company acquired a 40% investment in Burgess Miura Co., Ltd, a joint venture in Japan. Income (loss) from the investment was $(20), $435 and $0 for fiscal 2010, 2009, and 2008, respectively, and is recorded in Other Income. At June 30, 2009, total net assets of the joint venture were $6,315, with the Company’s 40% share equal to $2,526. During fiscal 2010, the Company’s interest in the joint venture was liquidated. The Company received proceeds from the liquidation of $2,439, net of $266 in taxes withheld, which resulted in a $30 gain recorded to Other income (expense) on the Consolidated Statements of Operations. Accumulated foreign currency translation adjustments of $523 were recognized in the Consolidated Statement of Operations as a component of foreign exchange gain during the year ended June 30, 2010.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE E. INVENTORIES
Principal components of inventories are as follows:

	June 30,
	2010	2009

Raw materials	$4,443	$6,053
Work in progress	3,164	3,338
Finished goods	361	685

	7,968	10,076

Reserve for obsolete and slow-moving inventory	(748)	(722)

	$7,220	$9,354

Changes in the Company’s reserve for obsolete and slow-moving inventory are as follows:

	Year ended June 30,
	2010	2009	2008
Balance at beginning of year	$722	$625	$532
Additions	968	169	221
Amounts written off	(942)	(72)	(128)

Balance at end of year	$748	$722	$625

NOTE F. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:

	June 30,
	2010	2009

Buildings & improvements	$3,409	$3,441
Equipment	9,101	9,730
Furniture and fixtures	5,357	4,054

	17,867	17,225
Less accumulated depreciation	(10,625)	(9,024)

	7,242	8,201
Land	264	264

	$7,506	$8,465

Depreciation expense for all property, plant and equipment for the fiscal years ended June 30, 2010, 2009 and 2008 totaled $1,557, $1,638 and $911, respectively. The amount of depreciation allocated to cost of goods sold for the fiscal years ended June 30, 2010, 2009 and 2008 totaled $776, $834 and $423, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE G. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets are all allocated to the Process Products segment and are not deductible for income tax purposes.
The following table represents changes to the carrying amount of goodwill for the fiscal years ended June 30, 2010 and 2009:

Balance as of July 1, 2008	$27,875
Nitram acquisition post closing adjustments and additional costs	1,318
Nitram acquisition adjustment to deferred tax liabilities	239

Balance as of June 30, 2009	29,432
Mitech acquisition adjustment to deferred tax liabilities	270

Balance as of June 30, 2010	$29,702

Intangible assets with indefinite lives consist primarily of design guidelines and tradenames. The cost of intangible assets is based on fair values at the date of acquisition. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows. Intangible asset additions during fiscal 2010 were from the stock acquisition of Mitech, Inc., a former sales representative in Canada. The entire purchase price of $749 was attributed to customer relationships, with an additional $269 recorded to goodwill as an adjustment to deferred tax liabilities.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows:

	Weighted-Average	June 30, 2009
	Estimated	Gross	Year Ended June 30, 2010
	Useful Life	Carrying		Accumulated	Net Book
Description	(Years)	Amount	Additions	Amortization	Value

Acquired backlog	0.7	$6,489	$—	$(6,489)	$—
Licensing agreements	5	2,199	—	(953)	1,246
Customer relationships	13	6,141	749	(1,575)	5,315
Tradenames	indefinite	4,729	—	—	4,729
Design guidelines	indefinite	10,491	—	—	10,491

Total Value		$30,049	$749	$(9,017)	$21,781

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE G. GOODWILL AND OTHER INTANGIBLE ASSETS — CONTINUED

	Weighted-Average	June 30, 2008
	Estimated	Gross	Year Ended June 30, 2009
	Useful Life	Carrying		Accumulated	Net Book
Description	(Years)	Amount	Additions	Amortization	Value

Acquired backlog	0.7	$6,489	$—	$(6,489)	$—
Licensing agreements	5	2,199	—	(513)	1,686
Customer relationships	14	6,141	—	(963)	5,178
Tradenames	indefinite	4,729	—	—	4,729
Design guidelines	indefinite	10,491	—	—	10,491

Total Value		$30,049	$—	$(7,965)	$22,084

Amortization expense of $1,052, $5,013, and $2,952 were recorded to the Consolidated Statement of Operations for the fiscal years 2010, 2009, and 2008, respectively. The Company’s estimated amortization for each of the next five years is as follows:

June 30, 2011	$1,069
June 30, 2012	1,005
June 30, 2013	922
June 30, 2014	555
June 30, 2015	480
NOTE H. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	June 30,
	2010	2009

Accrued start-up (commissioning) expense	$1,169	$3,327
Accrued compensation	3,999	2,233
Accrued professional expenses	1,679	2,462
Other	245	1,113

	$7,092	$9,135

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE I. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	June 30,
	2010	2009
Costs incurred on uncompleted contracts and estimated earnings	$56,176	$92,824
Less billings to date	(48,040)	(79,341)

	$8,136	$13,483

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	June 30,
	2010	2009
Costs and earnings in excess of billings on uncompleted contracts	$13,560	$21,716
Billings in excess of costs and earnings on uncompleted contracts	(5,424)	(8,233)

	$8,136	$13,483

NOTE J. LONG-TERM DEBT
Outstanding long-term obligations are as follows:

		June 30,
	Maturities	2010	2009

Senior secured credit facilities:
Revolving credit facility	2011	$—	$—
Term loan	2013	20,221	36,000

Total senior secured credit facilities		20,221	36,000
Subordinated secured term loan	2013	—	20,000

Total long-term debt		20,221	56,000
Less current maturities		(4,000)	(6,820)

Total long-term debt, net of current portion		$16,221	$49,180

In connection with the sale of 1,495,000 shares of common stock in the Company’s registered secondary common stock offering, which commenced on February 25, 2010 and closed on March 3, 2010, the Company received $15,922 of net proceeds after deducting underwriter fees and commissions and estimated legal and accounting fees. In accordance with the terms of the Company’s senior term loan, as amended, the Company used 50% of the net proceeds to repay a portion of the senior term loan.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE J. LONG-TERM DEBT — CONTINUED
On September 4, 2009, the Company amended both its senior term loan and revolving credit facility to permit the issuance of the Preferred Stock and the use of available cash to pre-pay the subordinated secured term loan. The subordinated term loan was repaid in full using the proceeds from the Preferred Stock issuance and available cash. Unamortized deferred financing costs of $1,303 were recorded as a loss on extinguishment of debt on the Consolidated Statement of Operations for the year ended June 30, 2010. Interest on the subordinated debt was payable monthly at a rate of 15.0% per annum, with 11.5% required to be paid in cash and the remaining 3.5% payable, at the Company’s option (subject to certain limitations), in cash or by adding the amount of such additional interest to the principal balance of the subordinated term loan.
The senior term loan matures on March 31, 2013. Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option, (5.25% at June 30, 2010 and 6.25% at June 30, 2009). On September 9, 2009, the Company amended both its senior term loan and revolving credit facility to enhance the Company’s financial flexibility by relaxing certain ratio covenant requirements. Interest on the base rate option is calculated as the greater of the administrative agent’s prime rate or the federal funds effective rate plus 100 basis points plus a margin of between 275 and 400 basis points depending upon the Company’s consolidated total leverage ratio (“CTL”). Interest on the LIBOR rate option is calculated as the adjusted LIBOR rate plus a margin of between 375 and 500 basis points depending upon the Company’s CTL, subject to a LIBOR floor of 1%. Prior to the amendment, the relevant margins on the senior term loan were between 50 and 125 basis points and between 275 and 350 basis points for base rate loans and LIBOR rate loans, respectively. The senior secured credit agreement requires quarterly principal payments on the senior term loan of $1,000 through and including April 1, 2011 and $1,500 thereafter through March 31, 2013, with the balance of the senior term loan due at maturity. The senior secured credit agreement also requires additional principal payments of the senior term loan based upon the Company’s cash flow beginning with the 2009 fiscal year, the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt. The following table is the Company’s remaining scheduled principal payments on its outstanding debt as of June 30, 2010:

	5 Year Scheduled Maturity Principal Payments
	Fiscal Year
	Total	2011	2012	2013	2014	2015

Senior Term Loan	$20,221	$4,000	$6,000	$10,221	$—	$—

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE J. LONG-TERM DEBT — CONTINUED
The revolving credit facility matures on April 30, 2011. As of June 30, 2010, interest under the revolving credit facility is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option. Interest on the base rate option for the revolving credit facility is equal to the greater of the administrative agent’s prime rate or the federal funds effective rate plus 100 basis points plus a margin of between 275 and 375 basis points depending upon the Company’s CTL. Interest on the LIBOR rate option is calculated as the adjusted LIBOR rate plus a margin of between 375 and 475 basis points depending upon the Company’s CTL, subject to a LIBOR floor of 1%. Prior to the amendment, the relevant margins on the revolving credit facility were between 25 and 100 basis points and between 225 and 300 basis points for base rate loans and LIBOR rate loans respectively. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base). At June 30, 2010, there was no borrowing availability after the borrowing base was adjusted for $9,706 in outstanding letters of credit. To provide additional borrowing flexibility, the Company segregated $3,021 of cash deposits in a separate account with its primary lender at June 30, 2010. The net deficit in the borrowing base of $1,337 at June 30, 2010 is reported as restricted cash on the Consolidated Balance Sheets at June 30, 2010. At June 30, 2010 and 2009 there were no outstanding borrowings under the revolving credit facility.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. They also contain covenants and events of default that, among other things, require the Company to satisfy financial tests and maintain financial ratios. At June 30, 2010, required financial ratios included a minimum fixed charge coverage ratio of 1.00 to 1.00, a maximum leverage ratio of 4.00 to 1.00 and an adjusted minimum net worth requirement at all times not less than the base adjusted net worth ($60,631 and $59,336 at June 30, 2010, 2009, respectively). Consolidated adjusted net worth is defined under the senior term loan agreement as total common shareholders’ equity together with preferred stock which is classified as part of shareholders’ equity. For purposes of calculating financial covenants, the Preferred Stock (and each aspect and feature thereof) is deemed not to be debt or liabilities. As of June 30, 2010, the Company was in compliance with all covenants in its senior secured credit agreement.
The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2009 and 2008 and will continue to amortize in the amount of $5,000 on October 1, 2010, $4,500 on October 3, 2011 and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At June 30, 2010 the Interest Rate Cap Transaction has an estimated fair market value of $1.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE J. LONG-TERM DEBT — CONTINUED
The Company’s U.K. subsidiary has a £4,700 ($7,083) debenture agreement used to facilitate issuances of letters of credit and bank guarantees. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £2,850 ($4,258) at June 30, 2010 and £2,511 ($4,132) at June 30, 2009, which is recorded as restricted cash on the consolidated balance sheet. At June 30, 2010, there was £2,658 ($4,006) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2009, there was £2,926 ($4,815) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under the U.K. subsidiary’s debenture agreement at June 30, 2010 or 2009.
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
Product warranty activity is as follows:

	Year ended June 30,
	2010	2009

Balance at beginning of period	$1,242	$1,224
Provision for warranty expenses	3,324	443
Warranty charges	(2,086)	(425)

Balance at end of period	$2,480	$1,242

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE L. COMMITMENTS AND CONTINGENCIES
The Company leases office space, office equipment and other personal property under operating leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The Company recognizes escalating lease payments on the straight-line basis. Total rent expense incurred under operating leases was $1,050, $676 and $717 for fiscal 2010, 2009 and 2008, respectively.
At June 30, 2010, future minimum rental commitments under all operating leases are as follows:

Operating Leases	Total
Fiscal Year	Amount
2011	$981
2012	864
2013	827
2014	783
2015	797
Thereafter	1,933

$6,185

In June 2010, the Company received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company is in the process of assessing the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by the Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the claim is in its early stages and the Company is still investigating its merits and the facts and circumstances surrounding the claim. No amount has been accrued in the financial statements for this claim as of June 30, 2010. At this time, no lawsuit has been filed by the customer.
On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserted claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company. MMPP’s claims arise out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured, resulting in a fire. In the complaint, MMPP did not make a specific demand for damages.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE L. COMMITMENTS AND CONTINGENCIES — CONTINUED
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007 and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. The Company has recorded an accrual of $100 related to the insurance deductible as a component of its warranty liability and has also reserved $487 against retention receivables related to the MMPP jobs. At this time, the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. At this time, management believes that MMPP’s claims are without merit and intends to vigorously defend this suit.
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
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plants. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street Plant in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at the site for an additional five years. The total cost accrued are $175 and $613 at June 30, 2010 and 2009, respectively, which have been discounted using a rate of 3.25%. The Company is seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse these costs.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE L. COMMITMENTS AND CONTINGENCIES — CONTINUED
Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10,920 of the purchase price in escrow to reimburse the Company for breach of representation and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release on October 30, 2009, the Company had filed claims with the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $1,998 against the escrow and a total of $1,388 was withheld from the escrow releases, which represents the Company’s claims, less the one percent deductible, estimated at $610. Following the final escrow release in October 2009, the Company has made additional claims against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9,500, related to a customer warranty dispute and environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.
NOTE M. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS
On September 4, 2009, the Company issued and sold 21,140 shares of Preferred Stock, par value $0.01 per share and attached warrants to certain accredited investors (each a “Purchaser” and collectively, the “Purchasers”) for an aggregate purchase price of $21,140 (the “Offering”). The Company and each Purchaser entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering. The Offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company used the $19,235 net proceeds received from the Offering and available cash to repay all of the Company’s outstanding indebtedness under its subordinated term loan.
Preferred Stock
The terms, rights, obligations and preferences of the Preferred Stock are set forth in the Certificate of Designations of the Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on September 4, 2009.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE M. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS — CONTINUED
Holders of the Preferred Stock are entitled to quarterly dividends at an annual rate of 6.0%. In the event the Company fails to fulfill its obligations under the Preferred Stock, the dividend rate will increase to an annual rate of 8.0%. All dividends will be cumulative and compound quarterly and may be paid, at the option of the Company, in cash or common stock, or a combination of the two. If the Company elects to issue shares of common stock as dividend payments, the value per share will be equal to 85% of the volume weighted average price per share (“VWAP”) of the common stock for the fifteen days preceding, but not including, the date of such payments. The Company paid $1,044 of cash dividends accrued through the year ended June 30, 2010.
At any time after five years from the date of issuance, the Preferred Stock is redeemable, in whole or in part, at the option of the holders or the Company. The purchase price per share for redemptions will be equal to the original price per share of the Preferred Stock, plus any accumulated and unpaid dividends. Redemption payments may be made, at the option of the Company, in cash or common stock, or a combination of the two. The Company does not consider exercise of the redemption option probable and, therefore, no accretion is recorded to account for redemption. If the Company elects to make redemption payments in common stock, the value per share will be equal to 85% of the VWAP of the common stock for the fifteen trading days preceding, but not including, the redemption date.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE M. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS -CONTINUED
The NASDAQ Marketplace rules limit the number of shares of common stock that may be issued in a private placement at a discount to the then current market price without obtaining stockholder approval. As a result, the aggregate number of shares of common stock that could have been issued upon the conversion or redemption of the Preferred Stock or payment of the dividends or Liquidation Preference would have been limited to 19.99% of the outstanding shares of common stock (the “Issuance Limitation”), unless stockholder approval was obtained. The Company agreed to seek stockholder approval of this matter and to increase the number of authorized shares of common stock by 25 million shares. At the annual meeting of the Company, held on November 19, 2009, the Company’s stockholders approved, by the required votes needed, a proposal to permit the issuance of common stock in excess of the Issuance Limitation and to increase the number of authorized shares of common stock by 25 million shares.
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
Other Obligations
As required by the Purchase Agreement, the Company filed a registration statement following the closing of the offering to register the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. The registration statement was declared effective on November 25, 2009. In certain circumstances, should the registration cease to become effective, the Company would be liable for damages equal to 1% per month of the aggregate purchase price paid by the Purchasers. At June 30, 2010, the Company does not consider this liability to be probable and has not recorded any amount on the Consolidated Balance Sheets.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE M. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS — CONTINUED
Initial Accounting
Under the initial accounting, the Company separated the Preferred Stock instrument into component parts of the Preferred Stock host contract, the Warrants and the Derivative Liability which reflected the redemption and conversion rights of the Purchasers and the Company. The Company estimated the fair value of each component as of the date of issuance and allocated net proceeds initially to the fair value of the Derivative Liability, with any remaining net proceeds allocated to the Warrants, as paid-in-capital and to Preferred Stock, as temporary equity.
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

See note Q for discussion of subsequent fair value adjustments.
NOTE N. COMMON STOCK
On February 25, 2010, the Company entered into an underwriting agreement with Needham & Company, LLC (the “Underwriter”) and commenced a secondary public offering of shares of common stock. On March 3, 2010, the Company closed the offering, which resulted in the sale of 1,495,000 shares of common stock, par value $0.01 per share, at a price of $11.50 per share, which included the full exercise of the Underwriter’s over allotment option to purchase 195,000 shares. Net proceeds of $15,922 from the offering after deducting underwriting discounts, commissions and estimated offering expenses were recorded to common stock and additional paid-in capital. In accordance with the terms of its senior loan agreement, as amended, 50% of the net proceeds repaid a portion of the outstanding senior term loan. The balance of the net proceeds is available for working capital and other general corporate purposes.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE O. STOCK-BASED COMPENSATION
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
The Company did not grant any stock options during the years ended June 30, 2010, 2009 and 2008. The Company uses newly issued shares of common stock to satisfy option exercises and restricted stock awards.
The Company recognized stock-based compensation costs from the vesting of stock options in the amounts of $15, $40 and $54 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and related tax-benefits of $5, $14 and $17 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
The Company presents cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) as financing cash flows in the Consolidated Statements of Cash Flows. For the fiscal years ended June 30, 2010, 2009 and 2008, $54, $0 and $316, respectively, of such excess tax benefits were classified as financing cash flows.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE O. STOCK-BASED COMPENSATION — CONTINUED
A summary of the option activity under the Company’s stock-based compensation plans for the fiscal years ended June 30, 2010 and 2009 is as follows:

	Year ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at July 1	207,948	$3.74	207,948	$3.74
Granted	—	—	—	—
Exercised	(29,248)	3.37	—	—
Forfeited before vesting	(1,000)	4.60	—	—
Forfeited after vesting	—	—	—	—

Balance at June 30	177,700	$3.80	207,948	$3.74

Exercisable at June 30	177,700	$3.80	192,948	3.68
Options outstanding and exercisable at June 30, 2010 had a weighted average remaining term of 3.88 years and an aggregate intrinsic value of $2,016 based upon the closing price of the Company’s common stock on June 30, 2010. Options outstanding at June 30, 2009 had a weighted average remaining term of 4.89 years and an aggregate intrinsic value of $1,082 based upon the closing price of the Company’s common stock on June 30, 2009. The options exercisable at June 30, 2009 had a weighted average remaining term of 4.76 years and an aggregate intrinsic value of $1,017, based upon the closing price of the Company’s common stock on June 30, 2009. A summary of the stock options exercised during the fiscal years ended June 30, 2010, 2009 and 2008 is presented below:

	Year ended June 30,
	2010	2009	2008
Total cash received	$98	$—	$262
Income tax benefits	86	—	316
Total intrinsic value of options exercised	326	—	1,031

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE O. STOCK-BASED COMPENSATION — CONTINUED
A summary of the Company’s unvested stock options and changes during the fiscal years ended June 30, 2010 and 2009 is presented below.

	Year ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Options	Fair Value	No. of Options	Fair Value
Unvested at beginning of period	15,000	$1.97	45,544	$1.78
New Grants	—		—
Vested	(14,000)	1.97	(30,544)	1.69
Forfeited	(1,000)	1.97	—

Unvested at end of period	—	—	15,000	1.97

The total fair value of stock options vested during the fiscal years ended June 30, 2010 and 2009 was $28 and $52, respectively.
A summary of the restricted stock award activity under the plans for the fiscal years ended June 30, 2010 and 2009 is as follows:

	Year ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at July 1	105,247	$8.78	111,288	$8.78
New Grants	147,550	9.30	32,758	8.74
Vested	(77,752)	11.55	(37,335)	8.84
Forfeited	(16,146)	15.03	(1,464)	15.48

Balance at June 30	158,899	$11.66	105,247	$14.05

As of June 30, 2010, the total remaining unrecognized compensation cost related to unvested stock awards was $1,277. The weighted average remaining requisite service period of the unvested stock awards was 1.27 years.

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
NOTE Q. FAIR VALUE MEASUREMENTS
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE Q. FAIR VALUE MEASUREMENTS — CONTINUED
As discussed above, the Company considers the conversion rights and redemption options of the Preferred Stock to be embedded derivatives and, as a result, the fair value of the Derivative Liability is reported on the Consolidated Balance Sheets. The Company values the Derivative Liability using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. At certain extreme common stock price points within its Monte Carlo simulation, the Company assumes holders of Preferred Stock will convert their shares of Preferred Stock into shares of the Company’s common stock. In estimating the fair value at June 30, 2010, the Company estimated future volatility by calculating a blended volatility rate which considered the historic volatility of the Company’s stock equally weighted with the historic volatility of the stock of a selected peer group over a five year period. At June 30, 2010, annual blended volatility rates used ranged from 47.9% to 68.5% over the remaining estimated life of the derivative liability and value estimates were discounted to present value using risk free rates ranging from 0.32% to 1.79%. For the year ended June 30, 2010, an increase in fair value of $6,681 was recorded to other expense in the Consolidated Statements of Operations.
The Company values its Interest Rate Cap using a Modified Black-Scholes valuation methodology and market data derived from published market data sources. For the year ended June 30, 2010, a decrease in fair value of $37 was recorded as a component of interest expense in the Consolidated Statement of Operations.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2010	Level 1	Level 2	Level 3

Derivatives related to conversion and redemption rights	$(25,916)	$—	$—	$(25,916)

Interest Rate Cap	$1	$—	$1	$—
The following is a summary of changes to fair value measurements using Level 3 inputs during the year ended June 30, 2010:

Balance, July 1, 2009	$—
Issuance of derivative instruments	(19,235)
Change in fair value of derivative liability	(6,681)

Balance, June 30, 2010	$(25,916)

NOTE R. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense for the fiscal years ended June 30, 2010, 2009 and 2008 was $116, $482 and $360, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE S. INCOME BEFORE TAXES
The Company’s earnings (loss) before income taxes are as follows:

	Year ended June 30,
	2010	2009	2008
United States	$(3,207)	$730	$11,076
International	240	2,873	1,447

	$(2,967)	$3,603	$12,523

NOTE T. INCOME TAXES
Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	June 30,
	2010	2009
Deferred tax assets
Inventories	$333	$120
Accrued liabilities	1,446	2,421
Accounts receivable	294	144
Net operating loss carry-forwards	211	216
Stock based compensation	252	224
Deferred rent	79	70
Other	39	—

	$2,654	$3,195

Deferred tax liabilities
Property, plant and equipment	$(1,227)	(1,342)
Intangible assets	(7,841)	(7,950)
Equity method investment	—	(644)
Other	(67)	(2)

	(9,135)	(9,938)

Net deferred tax asset (liability)	$(6,481)	$(6,743)

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	June 30,
	2010	2009

Current deferred tax asset, net	$2,067	$2,816
Non-current deferred tax liability, net	(8,548)	(9,559)

	$(6,481)	$(6,743)

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE T. INCOME TAXES — CONTINUED
The expense for income taxes consists of the following:

	Year ended June 30,
	2010	2009	2008
Current tax expense
Federal	$(1,566)	$(3,124)	$(6,630)
State	(107)	(141)	(203)
Foreign	(74)	(804)	(289)

	(1,747)	(4,069)	(7,122)

Deferred tax (expense) benefit	532	3,362	2,954

	$(1,215)	$(707)	$(4,168)

The income tax expense varies from the federal statutory rate due to the following:

	Year ended June 30,
	2010	2009	2008
Income tax (expense) benefit at federal statutory rate	$1,009	$(1,225)	$(4,383)
Decrease (increase) in income tax expense resulting from
State tax, net of federal benefit	(67)	(93)	17
Loss on change in fair value of derivative liability	(2,271)
Effect of lower tax rate on foreign income	14	174	216
Domestic Production and other permanent items	102	399	29
Other	(2)	38	(47)

Income tax expense	$(1,215)	$(707)	$(4,168)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended June 30,
	2010	2009

Beginning balance	$194	$287
Adjustments for tax positions of prior years	30	(93)

Ending balance	$224	$194

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for the tax years before 2007.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. During the years ended June 30, 2010, 2009 and 2008, the Company recognized $0, $(23) and $24 in interest and penalties. The Company had accrued $53 for the payment of interest and penalties at both June 30, 2010 and June 30, 2009.
The Company has elected to treat foreign earnings as permanently reinvested outside the U.S. and has not provided U.S. tax expense on those earnings.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE U. EARNINGS PER SHARE
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options and warrants were exercised into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. Preferred Stock participates in the income of the Company. Earnings per share is calculated applying the two stock method in which undistributed earnings of the Company are allocated between the Preferred Stock and Common Stock to arrive at earnings per share of common stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated. All per share amounts for fiscal 2008 in the following table have been adjusted to give effect to the holding company reorganization, including the two-for-one exchange of PMFG common stock for Peerless common stock.

	Year ended June 30,
	2010	2009	2008
Net earnings (loss) attributable to PMFG, Inc. common shareholders	$(5,207)	$2,896	$8,355

Basic weighted average common shares outstanding	13,716	12,961	12,836
Effect of dilutive options and restricted stock	—	220	226

Diluted weighted average common shares outstanding	13,716	13,181	13,062

Basic earnings (loss) per share	$(0.38)	$0.22	$0.65

Diluted earnings (loss) per share	$(0.38)	$0.22	$0.64

Options to acquire 177,700 shares of common stock and warrants to purchase 1,321,250 shares of common stock (the “Warrants”) were excluded from the calculation of dilutive securities for the fiscal year ended June 30, 2010, because of the net loss. No stock options were anti-dilutive for fiscal 2009 or 2008.
NOTE V. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE V. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION — CONTINUED
Segment profit and loss is based on revenues less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the fiscal years ended June 30, 2010, 2009 and 2008 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting; therefore this information is not presented.

	Year ended June 30,
	2010	2009	2008
Revenues
Environmental	$26,692	$34,745	$60,956
Process Products	90,083	123,261	79,540

Consolidated	$116,775	$158,006	$140,496

Operating income
Environmental	$6,970	$6,878	$13,752
Process Products	16,328	17,701	10,216
Reconciling items	(14,950)	(15,152)	(11,811)

Consolidated	$8,348	$9,427	$12,157

Revenues from external customers based on the location of the customer are as follows for the fiscal years ended June 30, 2010, 2009 and 2008:

Fiscal Year	United States	International	Consolidated

2010	$75,814	$40,961	$116,775
2009	$104,613	$53,393	$158,006
2008	$88,757	$51,739	$140,496

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE V. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION — CONTINUED
The Company attributes revenues from external customers to individual geographic areas based on the location of the Company’s subsidiary where the sale is recorded. Information about the Company’s operations in different geographic areas as of and for the fiscal years ended June 30, 2010, 2009 and 2008 is as follows:

	North
	America	Europe	Asia Pacific	Eliminations	Consolidated

2010
Net sales to unaffiliated customers	$102,251	$13,835	$689	$—	$116,775
Trasfers between geographic areas	669	—	—	(669)	$—

Total	$102,920	$13,835	$689	$(669)	$116,775

Identifiable long-lived assets, net	$6,421	$172	$913	—	$7,506

2009
Net sales to unaffiliated customers	$133,907	$24,099	$—	$—	$158,006
Transfers between geographic areas	1,786	—	—	(1,786)	—

Total	$135,693	$24,099	—	$(1,786)	$158,006

Identifiable long-lived assets, net	$8,233	$232	—	$—	$8,465

2008
Net sales to unaffiliated customers	$121,311	$19,185	$—	$—	$140,496
Transfers between geographic areas	975	—	—	(975)	—

Total	$122,286	$19,185	$—	$(975)	$140,496

Identifiable long-lived assets, net	$7,989	$245	$—	$—	$8,234

Transfers between the geographic areas primarily represent inter-company export sales and are accounted for based on established sales prices between the related companies.
Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area.
For the fiscal years ended June 30, 2010, 2009 and 2008, there were no sales to a single customer located outside the United States that accounted for 10% or more of the Company’s consolidated revenues.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE W. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following tables represent the quarterly consolidated financial data of the Company for fiscal 2010, 2009 and 2008:

	Year ended June 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$31,331	$24,529	$32,221	$28,694	$116,775
Gross profit	11,767	8,268	11,677	10,723	42,435
Operating expenses	8,804	8,080	8,137	9,066	34,087
Operating income	2,963	188	3,540	1,657	8,348
Net earnings (loss)	(2,091)	(5,921)	5,736	(1,906)	(4,182)

Basic earnings (loss) per share
Net earnings (loss)	$(0.16)	$(0.47)	$0.33	$(0.15)	$(0.38)

Diluted earnings (loss) per share
Net earnings (loss)	$(0.16)	$(0.47)	$0.32	$(0.15)	$(0.38)

	Year ended June 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$43,656	$39,105	$37,651	$37,594	$158,006
Gross profit	11,277	12,279	11,764	13,283	48,603
Operating expenses	10,362	10,408	9,429	8,977	39,176
Operating income	915	1,871	2,335	4,306	9,427
Net earnings (loss)	(666)	494	441	2,627	2,896

Basic earnings (loss) per share
Net earnings (loss)	$(0.05)	$0.04	$0.03	$0.20	$0.22

Diluted earnings (loss) per share
Net earnings (loss)	$(0.05)	$0.04	$0.03	$0.20	$0.22

	Year ended June 30, 2008,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$30,018	$37,086	$32,457	$40,935	$140,496
Gross profit	10,385	12,418	10,419	8,058	41,280
Operating expenses	5,601	7,176	6,833	9,513	29,123
Operating income	4,784	5,242	3,586	(1,455)	12,157
Net earnings (loss)	3,386	3,550	2,828	(1,409)	8,355

Basic earnings (loss) per share
Net earnings (loss)	$0.26	$0.28	$0.22	($0.11)	$0.65

Diluted earnings (loss) per share
Net earnings (loss)	$0.26	$0.27	$0.22	($0.11)	$0.64
NOTE X. SUBSEQUENT EVENTS
On July 12, 2010, the Company entered into a manufacturing license agreement (“License Agreement”) with CEFCO Global Clean Energy, LLC (“CEFCO”), granting the Company exclusive manufacturing rights in the continental United States to manufacture equipment and process units incorporating CEFCO’s multi-stage apparatus used in the selective capture and removal of purified carbon gas, including NOx, SOx, CO2 and the sequential capture and removal of mercury, metal, and particulate aerosols.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE X. SUBSEQUENT EVENTS — CONTINUED
Under the License Agreement, the Company will pay to CEFCO a one-time license fee of up to $10,000, which is payable in four installments and contingent upon the completion of specified events or milestones. The Company paid an initial installment payment of $1,100 upon the execution of the License Agreement. Upon successful completion of testing and verification of the CEFCO technology, as performed by the Company, the Company will make a second installment payment of $1.4 million, less the Company’s costs of such testing. Upon the receipt of an order to manufacture the equipment for the commercial sale of the CEFCO technology, then the Company will make a third installment payment of $2,500. When the Company receives an aggregate of $50 million in gross sales revenues from manufacturing orders for the CEFCO technology, the Company will make the fourth and final installment payment of $5,000.
In addition to the license fee described above, the Company will pay CEFCO a royalty payment of 5% of gross sales revenue (net of sales and use taxes paid) received as a result of commercial orders for the CEFCO Process equipment systems and products. However, if the License Agreement continues for a period of more than one year following the first commercial sale of the CEFCO technology, the 5% royalty payment will be subject to certain specified minimum annually royalty payments. The occurrence of any of the foregoing events is uncertain and there can be no assurance as to the successful testing of the CEFCO technology and our ability to receive manufacturing orders.
On July 1, 2010, the Board of Directors approved a resolution to change the Company’s fiscal year, which ended as of the last day of the month each June to a new fiscal year, which will be comprised of either 52 or 53 weeks, commencing within seven days of the month-end. Beginning in fiscal 2011, the Company’s fiscal year end will be the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52 week fiscal year, each of our quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53 week fiscal year, three of our quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks. The Company believes this change in fiscal year will reduce financial variability by making the quarterly periods more consistent in length.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment under the framework in COSO, we concluded that internal control over financial reporting was effective as of June 30, 2010. Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 with respect to our executive officers is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Report and is incorporated herein by reference. The information required by Item 10 with respect to our directors and director nominees is incorporated herein by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
The information required by Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information included under the caption “Board Meetings, Committees and Compensation” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
The information required by Item 10 with respect to our Code of Conduct for Directors and Employees is incorporated herein by reference to the information included under the caption “Code of Condut” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. Our Code of Conduct for Directors and Employees is posted on our website at www.peerlessmfg.com in the Investor Relations section under “Corporate Governance” and is available in print to any stockholder who requests a copy. The code applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. If we make any substantive amendments to the code, or grant any waivers to the code for any of our executive officers or directors, we will disclose the amendment or waiver on our website.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated herein by reference to the information included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Board Meetings, Committees and Compensation” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated herein by reference to the information included under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated herein by reference to the information included under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated herein by reference to the information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

2.1
Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008 and incorporated herein by reference).

2.2
Agreement and Plan of Merger by and among Peerless Mfg. Co., PMFG, Inc. and PMFG Merger Sub, Inc., dated January 10, 2008 (included as Annex A to the proxy statement/prospectus that is a part of our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

3.3
Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

4.1
Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 001-34156) filed on August 15, 2008 and incorporated herein by reference).

10.1
Revolving Credit and Term Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on May 5, 2008 and incorporated herein by reference).

Exhibit No.		Exhibit Description

10.2
Consent and First Amendment to Credit Agreement, dated September 4, 2009, between Peerless Mfg. Co., PMC Acquisition, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.3 to the current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference.)

10.3
Second Amendment to Credit Agreement, dated September 9, 2009, between Peerless Mfg. Co., PMFG, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Report on Form 8-K filed by PMFG, Inc. on September 14, 2009 and incorporated herein by reference.)

10.4		Third Amendment to Credit Agreement, dated July 12, 2010, between PMFG, Inc., Peerless Mfg. Co., PMC Acquisition, Inc., Comerica Bank and other lenders a party thereto.

10.5
Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.6		Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.7	*
Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.8	*
Amended and Restated Employment Agreement, dated March 1, 2010 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on March 1, 2010 and incorporated herein by reference).

10.9	*
Employment Agreement, dated November 3, 2009, between Peerless Mfg. Co. and Warren Hayslip (filed as Exhibit 10.1 to our Current Report Form 8-K filed by PMFG, Inc. on November 4, 2009, and incorporated herein by reference).

10.10	*
Employment Agreement, dated December 8, 2008, between Peerless Mfg. Co. and Melissa G. Beare (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).

10.11	*
1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.12	*
2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.13	*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

Exhibit No.		Exhibit Description

10.14	*
Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.15	*
Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.16	*
Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005 and incorporated herein by reference).

10.17	*
Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.18	*
Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.19	*
Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.20	*
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference.

10.21		CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 12, 2010, and incorporated herein by reference).

Exhibit No.	Exhibit Description

21.1	Subsidiaries of PMFG, Inc. (filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on September 9, 2008 and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP.

24.1	Powers of Attorney for our directors and certain executive officers.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Management contract, compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2010	PMFG, INC.
	By:	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 13, 2010.

* Sherrill Stone	Chairman of the Board

/s/ Peter J. Burlage Peter J. Burlage	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Henry G. Schopfer, III Henry G. Schopfer, III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Kenneth R. Hanks	Director

* Robert McCashin	Director

* R. Clayton Mulford	Director

* Howard G. Westerman, Jr.	Director

*	Henry G. Schopfer, III, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of the above-named directors of PMFG, Inc. on this 13th day of September, 2010, pursuant to powers of attorney executed on behalf of such directors and contemporaneously filed with the Securities and Exchange Commission.

By:	/s/ Henry G. Schopfer, III

Henry G. Schopfer, III, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1
Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008 and incorporated herein by reference).

2.2
Agreement and Plan of Merger by and among Peerless Mfg. Co., PMFG, Inc. and PMFG Merger Sub, Inc., dated January 10, 2008 (included as Annex A to the proxy statement/prospectus that is a part of our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed on April 21, 2009 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

3.3
Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

4.1
Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 001-34156) filed on August 15, 2008 and incorporated herein by reference).

10.1
Revolving Credit and Term Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on May 5, 2008 and incorporated herein by reference).

10.2
Consent and First Amendment to Credit Agreement, dated September 4, 2009, between Peerless Mfg. Co., PMC Acquisition, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.3 to the current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference.)

10.3
Second Amendment to Credit Agreement, dated September 9, 2009, between Peerless Mfg. Co., PMFG, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Report on Form 8-K filed by PMFG, Inc. on September 14, 2009 and incorporated herein by reference.)

10.4	Third Amendment to Credit Agreement, dated July 12, 2010, between PMFG, Inc., Peerless Mfg. Co., PMC Acquisition, Inc., Comerica Bank and other lenders a party thereto.

10.5
Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2010 and incorporated herein by reference).

Exhibit No.		Exhibit Description

10.6		Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.7	*
Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.8	*
Amended and Restated Employment Agreement, dated March 1, 2010 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on March 1, 2010 and incorporated herein by reference).

10.9	*
Employment Agreement, dated November 3, 2009, between Peerless Mfg. Co. and Warren Hayslip (filed as Exhibit 10.1 to our Current Report Form 8-K filed by PMFG, Inc. on November 4, 2009, and incorporated herein by reference).

10.10	*
Employment Agreement, dated December 8, 2008, between Peerless Mfg. Co. and Melissa G. Beare (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. for the fiscal quarter ended December 31, 2008 and incorporated herein by reference).

10.11	*
1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.12	*
2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.13	*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.14	*
Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.15	*
Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.16	*
Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005 and incorporated herein by reference).

10.17	*
Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

Exhibit No.		Exhibit Description

10.18	*
Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.19	*
Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.20	*
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference.

10.21		CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 12, 2010, and incorporated herein by reference).

21.1		Subsidiaries of PMFG, Inc. (filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on September 9, 2008 and incorporated herein by reference).

23.1		Consent of Grant Thornton LLP.

24.1		Powers of Attorney for our directors and certain executive officers.

31.1		Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2		Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Management contract, compensatory plan or arrangement