Form 10-Q
period 2010-10-02
PMFG, Inc.
filed 2010-11-09
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on November 4, 2010, was 14,954,901.

FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	adverse changes in the current global economic environment or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;
•	the impact of the current global credit crisis, including the impact on the trading price of our common stock and our ability and our customers’ ability to access capital markets;
•	changes in the price, supply or demand for fuels such as natural gas, bio fuel, oil and coal;
•	changes in current environmental legislation;
•	compliance with United States and foreign laws and regulations applicable to our international operations, including export control and economic sanctions laws and regulations which are complex, change frequently and have tended to become more stringent over time;
•	changes in competition;
•	changes in demand for our products;
•	the effects of the United States’ involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;
•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;
•	risks associated with our indebtedness;
•	risks associated with our product warranties;
•	the redemption and conversion features of our Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) are classified as an embedded derivative and as such has resulted and will continue to result in volatility in our financial statements, including having a material negative impact on our net income and the derivative liability recorded, due to the fair value accounting requirement to mark-to-market the derivative liability each reporting period;
•	limitations on raising additional equity imposed by our Preferred Stock;
•	the effects of natural disasters; and
•	loss of the services of any of our senior management or other key employees.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2010 and Part II of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	October 2,	June 30,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$26,310	$24,271
Restricted cash	5,305	5,868
Accounts receivable, principally trade — net of allowance for doubtful accounts of $852 and $886 at October 2, 2010 and June 30, 2010	22,331	27,310
Inventories — net	7,127	7,220
Costs and earnings in excess of billings on uncompleted contracts	13,849	13,560
Deferred income taxes	2,066	2,066
Other current assets	3,133	2,011

Total current assets	80,121	82,306

Property, plant and equipment — net	7,928	7,506
Intangible assets — net	22,611	21,781
Goodwill	29,702	29,702
Other assets	1,076	1,786

Total assets	$141,438	$143,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,750	$10,180
Current maturities of long-term debt	4,000	4,000
Billings in excess of costs and earnings on uncompleted contracts	5,579	5,424
Commissions payable	1,900	1,932
Income taxes payable	—	717
Accrued product warranties	2,306	2,480
Customer deposits	2,966	2,481
Accrued liabilities and other	5,106	7,092

Total current liabilities	32,607	34,306

Long-term debt	15,221	16,221
Deferred income taxes	8,579	8,548
Derivative liability	31,350	25,916
Other non-current liabilities	976	943

Commitments and contingencies

Preferred stock — authorized, 5,000,000 shares of $0.01 par value; issued and outstanding, 21,140 shares at October 2, 2010 and June 30, 2010	—	—

Stockholders’ equity:
Common stock — authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 14,893,929 and 14,734,323 shares at October 2, 2010 and June 30, 2010, respectively	149	147
Additional paid-in capital	28,367	27,240
Retained earnings	24,785	31,142
Accumulated other comprehensive loss	(1,592)	(2,283)

Total PMFG, Inc. stockholders’ equity	51,709	56,246
Noncontrolling interest	996	901

Total equity	52,705	57,147

Total liabilities and equity	$141,438	$143,081

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended	Three months ended
	October 2,	September 30,
	2010	2009
	(unaudited)

Revenue	$26,961	$31,331
Cost of goods sold	18,220	19,564

Gross profit	8,741	11,767

Operating expenses
Sales and marketing	2,736	3,010
Engineering and project management	1,887	1,850
General and administrative	4,162	3,944

	8,785	8,804

Operating income (loss)	(44)	2,963

Other income (expense)
Interest income	14	12
Interest expense	(884)	(1,211)
Loss on extinguishment of debt	—	(1,303)
Foreign exchange gain (loss)	67	204
Change in fair value of derivative liability	(5,434)	(2,500)

	(6,237)	(4,798)

Loss before income taxes	(6,281)	(1,835)
Income tax benefit (expense)	318	(256)

Net loss	$(5,963)	$(2,091)

Less net loss (income) attributable to noncontrolling interest	$(75)	$50

Net loss attributable to PMFG	$(6,038)	$(2,041)

Dividends on preferred stock	$(319)	$(94)

Loss applicable to PMFG common stockholders	$(6,357)	$(2,135)

Basic and diluted loss per share	$(0.43)	$(0.16)

Weighted-average shares outstanding:
Basic shares outstanding	14,844	13,202
Effect of dilutive options	—	—

Diluted shares outstanding	14,844	13,202

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended	Three months ended
	October 2,	September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,963)	$(2,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	404	388
Amortization of deferred financing costs	535	176
Amortization of other intangible assets	270	247
Loss on extinguishment of debt	—	1,303
Deferred income taxes	31	2
Deferred rent expense	33	(19)
Bad debt expense	7	—
Provision for warranty expense	131	73
Inventory valuation reserve	90	45
Foreign exchange gain	(67)	(204)
Change in fair value of derivative liability	5,434	2,500
Excess tax benefits from stock-based payment arrangements	32	—
Stock-based compensation	1,129	550
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	4,972	719
Inventories	25	(607)
Costs and earnings in excess of billings on uncompleted contracts	(287)	580
Other current assets	147	198
Other assets	175	(128)
Accounts payable	690	2,396
Billings in excess of costs and earnings on uncompleted contracts	155	(1,424)
Commissions payable	(32)	(45)
Income taxes payable	(1,985)	36
Product warranties	(305)	(31)
Accrued liabilities and other	(1,452)	(378)

Net cash provided by operating activities:	4,169	4,286

Cash flow from investing activities:
Increase in restricted cash	545	—
Purchases of property and equipment	(775)	(10)
Purchase of license agreement	(1,100)	—

Net cash used in investing activities	(1,330)	(10)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock and warrants	—	19,235
Payment of long-term debt	(1,000)	(21,000)
Equity contribtuion from noncontrolling interest	20	505
Dividends paid on preferred stock	(319)	—
Excess tax benefits from stock-based payment arrangements	(32)	—

Net cash used in financing activities	(1,331)	(1,260)

Effect of exchange rate changes on cash and cash equivalents	531	51

Net increase in cash and cash equivalents	2,039	3,067

Cash and cash equivalents at beginning of period	24,271	17,738

Cash and cash equivalents at end of period	$26,310	$20,805

Supplemental information on cash flow:
Income taxes paid	$1,285	$—
Interest paid	$489	$1,210
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Unaudited Consolidated Statement of Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance at June 30, 2010	14,734	$147	$27,240	$31,142	$(2,283)	$56,246	$901	$57,147

Comprehensive income
Net income (loss)				(6,038)		(6,038)	75	(5,963)
Foreign currency translation adjustment					691	691		691

Total comprehensive loss						(5,347)	75	(5,272)

Restricted stock grants	103	1	740			741		741
Stock options exercised	57	1	419			420		420
Income tax benefit related to stock options exercised			(32)			(32)		(32)

Noncontrolling interest in subsidiary							20	20

Preferred stock dividends				(319)		(319)		(319)

Balance at October 2, 2010	14,894	$149	$28,367	$24,785	$(1,592)	$51,709	$996	$52,705

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of October 2, 2010 and for the three months ended October 2, 2010 and September 30, 2009 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Basis of Consolidation
The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless Manufacturing (Zhenjiang) Co. Ltd (“PMZ”). The non-controlling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statement of Operations. On July 15, 2010, the Company formed a new wholly-owned subsidiary, Peerless Asia Pacific Pte. Ltd. (“Peerless Asia Pacific”), which replaced the former Peerless Mfg. Co. regional sales office in Singapore. This entity has been consolidated in the Company’s financial statements. The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Reporting Period
On July 1, 2010, the Board of Directors approved a resolution to change the Company’s fiscal year, which ended as of the last day of the month each June, to a new fiscal year, which will be comprised of either 52 or 53 weeks, commencing within seven days of the month-end. Beginning in fiscal 2011, the Company’s fiscal year end will be the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52 week fiscal year, each quarterly period will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53 week fiscal year, three quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks.
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
October 2, 2010
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

Buildings and improvements	5 - 40 years
Equipment	3 - 10 years
Furniture and fixtures	3 - 15 years
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
Intangible Assets and Goodwill
The Company records the difference between the purchase price and the fair value of the net assets acquired in a business combination as goodwill. Goodwill is not amortized; rather, it is measured for impairment annually, or more frequently if conditions indicate an earlier review is necessary. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and written down to its estimated fair value.
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
October 2, 2010
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Convertible Redeemable Preferred Stock
The Company’s Series A convertible, redeemable preferred stock (“Preferred Stock”) host contract contains redemption options which place redemption outside of the Company’s control. The Preferred Stock has been classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statement of Equity. The Company considers the conversion rights and redemption options of the Preferred Stock to be an embedded derivative and, as a result, the fair value of the embedded derivative is included as a derivative liability on the Consolidated Balance Sheets (the “Derivative Liability”). Since the Derivative Liability had a fair value in excess of the net proceeds received by the Company from the Preferred Stock transaction at the date of issuance, no amounts have been assigned to the Preferred Stock in the allocation of proceeds. Changes in fair value of the Derivative Liability are included in other income (expense) in the Consolidated Statements of Operations and are not taxable or deductible for income tax purposes.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at October 2, 2010 and June 30, 2010 approximate fair value.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Because Preferred Stockholders do not participate in losses, 21,140 shares of preferred stock were excluded from the calculation of basic and diluted earnings per share for the three months ended October 2, 2010. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 119,667 shares of common stock and warrants to purchase 1,321,250 shares of common stock were omitted from the calculation of dilutive securities for the three months ended October 2, 2010 because they were anti-dilutive.
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
2. INVENTORIES
Principal components of inventories are as follows:

	October 2,	June 30,
	2010	2010

Raw materials	$4,096	$4,443
Work in progress	3,519	3,164
Finished goods	323	361

	7,938	7,968
Reserve for obsolete and slow-moving inventory	(811)	(748)

	$7,127	$7,220

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	October 2,	June 30,
	2010	2010

Costs incurred on uncompleted contracts and estimated earnings	$55,528	$56,176
Less billings to date	(47,258)	(48,040)

	$8,270	$8,136

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	October 2,	June 30,
	2010	2010

Costs and earnings in excess of billings on uncompleted contracts	$13,849	$13,560
Billings in excess of costs and earnings on uncompleted contracts	(5,579)	(5,424)

	$8,270	$8,136

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
(In thousands, except share and per share amounts)
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets are all allocated to the Process Products segment and are not deductible for income tax purposes.
Intangible assets with indefinite lives consist primarily of design guidelines and tradenames. The cost of intangible assets is based on fair values at the date of acquisition. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows. Intangible asset additions during the quarter ended October 2, 2010, consisted of $1,100 of licensing agreements acquired during the period.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows:

	Weighted-Average
	Estimated	Gross
	Useful Life	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
As of October 2, 2010
Licensing agreements	5	3,299	(1,063)	2,236
Customer relationships	13	6,890	(1,735)	5,155
Tradenames	indefinite	4,729	—	4,729
Design guidelines	indefinite	10,491	—	10,491

Total Value		$25,409	$(2,798)	$22,611

As of June 30, 2010
Licensing agreements	5	2,199	(953)	1,246
Customer relationships	14	6,890	(1,575)	5,315
Tradenames	indefinite	4,729	—	4,729
Design guidelines	indefinite	10,491	—	10,491

Total Value		$24,309	$(2,528)	$21,781

Amortization expense of $270 and $247 were recorded to the Consolidated Statement of Operations for the three months ended October 2, 2010 and September 30, 2009, respectively. The Company’s estimated amortization for the current and each of the next five fiscal years is as follows:

2011	$1,069
2012	1,005
2013	922
2014	555
2015	480
2016	405

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
(In thousands, except share and per share amounts)
5. ACCRUED PRODUCT WARRANTIES
Accrued product warranty activity is as follows:

	Three months ended	Three months ended
	October 2,	September 30,
	2010	2009

Balance at beginning of period	$2,480	$1,242
Provision for warranty expenses	131	73
Warranty charges	(305)	(31)

Balance at end of period	$2,306	$1,284

6. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	October 2,	June 30,
	2010	2010

Accrued start-up (commissioning) expense	$1,208	$1,169
Accrued compensation	2,029	3,999
Accrued professional expenses	1,776	1,679
Other	93	246

	$5,106	$7,093

7. DEBT
Outstanding long-term debt obligations are as follows:

		October 2,	June 30,
	Maturities	2010	2010

Revolving credit facility	2011	$—	$—
Term loan	2013	19,221	20,221

Total long-term debt		19,221	20,221
Less current maturites		(4,000)	(4,000)

Total long-term debt, net of current portion		$15,221	$16,221

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
On September 4, 2009, the Company amended both its senior term loan and revolving credit facility to permit the issuance of the Preferred Stock and the use of available cash to pre-pay the subordinated secured term loan. The subordinated term loan was repaid in full using the proceeds from the Preferred Stock issuance and available cash. Unamortized deferred financing costs of $1,303 were recorded as a loss on extinguishment of debt on the Consolidated Statement of Operations during the three months ended September 30, 2009.
The senior term loan matures on March 31, 2013. Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option, (5.75% at October 2, 2010 and 5.25% at June 30, 2010). Interest on the base rate option is calculated as the greater of the administrative agent’s prime rate or the federal funds effective rate plus 100 basis points plus a margin of between 275 and 400 basis points depending upon the Company’s consolidated total leverage ratio (“CTL”). Interest on the LIBOR rate option is calculated as the adjusted LIBOR rate plus a margin of between 375 and 500 basis points depending upon the Company’s CTL, subject to a LIBOR floor of 1%. The senior secured credit agreement requires quarterly principal payments on the senior term loan of $1,000 through and including April 1, 2011 and $1,500 thereafter through March 31, 2013, with the balance of the senior term loan due at maturity. The senior secured credit agreement also requires additional principal payments of the senior term loan based upon the Company’s cash flow beginning with the 2009 fiscal year, the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt.
The revolving credit facility matures on April 30, 2011. As of October 2, 2010, interest under the revolving credit facility is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option. Interest on the base rate option for the revolving credit facility is equal to the greater of the administrative agent’s prime rate or the federal funds effective rate plus 100 basis points plus a margin of between 275 and 375 basis points depending upon the Company’s CTL. Interest on the LIBOR rate option is calculated as the adjusted LIBOR rate plus a margin of between 375 and 475 basis points depending upon the Company’s CTL, subject to a LIBOR floor of 1%. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base). At October 2, 2010, there was $757 borrowing availability after the borrowing base was adjusted for $9,726 in outstanding letters of credit. At October 2, 2010 and June 30, 2010 there were no outstanding borrowings under the revolving credit facility.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. They also contain covenants and events of default that, among other things, require the Company to satisfy financial tests and maintain financial ratios. At October 2, 2010, required financial ratios included a minimum fixed charge coverage ratio of 1.10 to 1.00, a maximum leverage ratio of 3.50 to 1.00 and an adjusted minimum net worth requirement at all times not less than the base adjusted net worth ($60,645 and $60,631 at October 2, 2010 and June 30, 2010, respectively). Consolidated adjusted net worth is defined under the senior term loan agreement as total common shareholders’ equity together with preferred stock which is classified as part of shareholders’ equity. For purposes of calculating financial covenants, the Preferred Stock (and each aspect and feature thereof) is deemed not to be debt or liabilities. As of October 2, 2010, the Company was in compliance with all covenants in its senior secured credit agreement.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2010, 2009 and 2008 and will amortize $4,500 on October 3, 2011 and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At October 2, 2010 the Interest Rate Cap Transaction has an estimated fair market value of $0.
The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £5,444 ($8,621) at October 2, 2010 and £4,700 ($7,083) at June 30, 2010. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £3,350 ($5,305) at October 2, 2010 and £2,850 ($4,258) at June 30, 2010, which is recorded as restricted cash on the consolidated balance sheet. At October 2, 2010, there was £4,310 ($6,825) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2010, there was £2,658 ($4,209) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under the U.K. subsidiary’s debenture agreement at October 2, 2010 or June 30, 2010.
8. COMMITMENTS AND CONTINGENCIES
Litigation
In June 2010, the Company received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company is in the process of assessing the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by the Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the claim is in its early stages and the Company is still investigating the merits of the claim and the facts and circumstances surrounding the claim. No amount has been accrued in the financial statements for this claim as of October 2, 2010. At this time, no lawsuit has been filed by the customer.
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
October 2, 2010
(In thousands, except share and per share amounts)
8. COMMITMENTS AND CONTINGENCIES — CONTINUED
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007 and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. On June 18, 2010, the Kansas Court of Appeals affirmed the decision of the District Court, granting the motion for dismissal of Controls International, Inc. The Company filed a motion for rehearing with the Kansas Court of Appeals and filed a petition for review with the Kansas Supreme Court on July 2, 2010, requesting the reconsideration and reversal of the Kansas Court of Appeals decision to dismiss Controls International, Inc. The Kansas Court of Appeals denied the motion for rehearing. The Company has recorded an accrual of $100 related to the insurance deductible as a component of its warranty liability and has also reserved $487 against retention receivables related to the MMPP jobs. At this time, the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. At this time, management believes that MMPP’s claims are without merit and intends to vigorously defend this suit.
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
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plants. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street Plant in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site for an additional five years. The total costs accrued are $175 at October 2, 2010 and June 30, 2010, which have been discounted using a rate of 3.25%. The Company is seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse these costs.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
(In thousands, except share and per share amounts)
8. COMMITMENTS AND CONTINGENCIES — CONTINUED
payment release on October 30, 2009, the Company had filed claims with the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $1,998 against the escrow, and a total of $1,388 was withheld from the escrow releases, which represents the Company’s claims, less the one percent deductible, estimated at $610. Following the final escrow release in October 2009, the Company has made additional claims against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9,500, related to a customer warranty dispute and environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.
9. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS
On September 4, 2009, the Company issued and sold 21,140 shares of Preferred Stock, par value $0.01 per share, and attached warrants to certain accredited investors (each a “Purchaser” and collectively, the “Purchasers”) for an aggregate purchase price of $21,140 (the “Offering”). The Company and each Purchaser entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering. The Offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company used the $19,235 net proceeds received from the Offering and available cash to repay all of the Company’s outstanding indebtedness under its subordinated term loan.
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
Holders of the Preferred Stock are entitled to quarterly dividends at an annual rate of 6.0%. In the event the Company fails to fulfill its obligations under the Preferred Stock, the dividend rate will increase to an annual rate of 8.0%. All dividends will be cumulative and compound quarterly and may be paid, at the option of the Company, in cash or common stock, or a combination of the two. If the Company elects to issue shares of common stock as dividend payments, the value per share will be equal to 85% of the volume weighted average price per share (“VWAP”) of the common stock for the fifteen days preceding, but not including, the date of such payments. The Company paid $319 of cash dividends during the quarter ended October 2, 2010.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
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
October 2, 2010
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
October 2, 2010
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
11. STOCK-BASED COMPENSATION
The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended October 2, 2010 and September 30, 2009:

	Three months ended
	October 2,		September 30,
	2010		2009
	Number of	Fair Value	Number of	Fair Value
Grant Type	Shares Granted	of Grant	Shares Granted	of Grant

Stock	36,000	$523	36,000	$315
Restricted stock	67,800	$1,006	99,881	$873
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
October 2, 2010
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
As discussed above, the Company considers the conversion rights and redemption options of the Preferred Stock to be embedded derivatives, and, as a result, the fair value of the Derivative Liability is reported on the Consolidated Balance Sheets. The Company values the Derivative Liability using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. At certain extreme common stock price points within the Monte Carlo simulation, the Company assumes holders of Preferred Stock will convert their shares of Preferred Stock into shares of the Company’s common stock. In estimating the fair value at October 2, 2010, the Company estimated future volatility by calculating a blended volatility rate which considered the historic volatility of the Company’s stock and the historic volatility of the stock of a selected peer group over a five year period. For the three months ended October 2, 2010, an increase in fair value of $5,434 was recorded in Other income (expense) in the Consolidated Statements of Operations.
The Company values its Interest Rate Cap using a Modified Black-Scholes valuation methodology and market data derived from published market data sources. For the three months ended October 2, 2010, a decrease in fair value of $1 was recorded as a component of interest expense in the Consolidated Statement of Operations.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	October 2,
	2010	Level 1	Level 2	Level 3
Derivatives related to conversion and redemption rights	$(31,350)	$—	$—	$(31,350)

Interest Rate Cap	$—	$—	$—	$—
The following is a summary of changes to fair value measurements using Level 3 inputs (as reclassified) during the three months ended October 2, 2010:

Balance, June 30, 2010	$(25,916)
Change in fair value of derivative liability	(5,434)

Balance, October 2, 2010	$(31,350)

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 2, 2010
(In thousands, except share and per share amounts)
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
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three months ended October 2, 2010 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended
	October 2,	September 30,
	2010	2009
Revenues
Process Products	$22,099	$22,701
Environmental	4,862	8,630

Consolidated	$26,961	$31,331

Operating income
Process Products	$3,174	$4,592
Environmental	944	2,315
Reconciling items	(4,162)	(3,944)

Consolidated	$(44)	$2,963

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Item 1 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended June 30, 2010 and Part II of this report. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.
We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. The overview also includes a summary of the issuance of our Preferred Stock and Warrants and a brief summary of recent developments regarding our acquisition of Nitram. This overview is followed by a discussion of our results of operations for the three months ended October 2, 2010 and September 30, 2009, including a discussion of significant period-to-period variances. We also include information regarding our two reportable business segments: Process Products and Environmental Systems. We then discuss our financial condition at October 2, 2010 with a comparison to June 30, 2010. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
Overview
We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure, refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction, turbine emission exhaust and silencing systems, and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power plants.
Our products and systems are marketed worldwide. In each of the last three fiscal years, approximately 35% of our revenues have been generated from outside the United States. We expect our international sales to continue to be an increasingly important part of our business.
Recent Developments
On July 15, 2010, we formed a new wholly-owned subsidiary, Peerless Asia Pacific Pte. Ltd. (“Peerless Asia Pacific”), which replaced the former Peerless Mfg. Co. regional sales office in Singapore. The coordination of Peerless Asia Pacific with Peerless Manufacturing (Zhenjiang) Co. Ltd (“PMZ”), our majority-owned business venture in China, will provide a stronger foundation to execute projects throughout the Asia Pacific region.
Critical Accounting Policies
See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 30, 2010. Since the date of that report, there have been no material changes to our critical accounting policies.

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
Results of Operations
The following summarizes our consolidated statements of operations as a percentage of revenues:

	Three months ended
	October 2,	September 30,
	2010	2009
Net revenues	100.0%	100.0%
Cost of goods sold	67.6	62.4

Gross profit	32.4	37.6
Operating expenses	32.6	28.1

Operating income	(0.2)	9.5
Other income (expense)	(23.1)	(15.3)

Earnings before income taxes	(23.3)	(5.8)
Income tax expense	1.2	(0.8)

Net earnings (loss)	(22.1)%	(6.6)%

Less net earning (loss) attributable to noncontrolling interest	0.3	(0.1)

Net earnings (loss) attributable to PMFG, Inc.	(22.4)	(6.5)
Dividends on preferred stock	(1.2)	(0.3)

Earnings (loss) applicable to PMFG, Inc. common stockholders	(23.6)%	(6.8)%

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
Three Months Ended October 2, 2010 Compared to Three Months Ended September 30, 2009
On July 1, 2010, the Board of Directors approved a resolution to change our fiscal year, which ended as of the last day of the month each June, to a new fiscal year, which will be comprised of either 52 or 53 weeks, commencing within seven days of the month-end. Beginning in fiscal 2011, our fiscal year end will be the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52 week fiscal year, each of our quarterly periods will be comprised of 13 weeks. In a 53 week fiscal year, three of our quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks. We believe this change in fiscal year will reduce financial variability by making the quarterly periods more consistent in length.

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
Results of Operations — Consolidated
Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Three months ended
	October 2,		September 30,
	2010	% of Total	2009	% of Total

Domestic	$16,490	61.2%	$21,577	68.9%
International	10,471	38.8%	9,754	31.1%

Total	$26,961	100.0%	$31,331	100.0%

Total revenues decreased $4,370, or 13.9%, for the three months ended October 2, 2010 compared to the three months ended September 30, 2009 as domestic revenues decreased $5,087, or 23.6%, and international revenues increased $717, or 7.4%. The decrease in the domestic revenues can be attributed to a decrease in domestic power consumption which has impeded the progress of new projects which would require several of our product lines, particularly our environmental products. The overall decline in revenues was partially offset by an increase in international revenues. This increase was the result of a combination of growth in the Asian and South American markets and our strategic decision to increase our focus in the international markets.
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

	Three months ended
	October 2,		September 30,
	2010	% of Total	2009	% of Total

Revenues	$26,961	100.0%	$31,331	100.0%
Cost of goods sold	18,220	67.6%	19,564	62.4%

Gross profit	$8,741	32.4%	$11,767	37.6%

For the three months ended October 2, 2010, our gross profit decreased $3,026, or 25.7%, compared to the three months ended September 30, 2009. Our gross profit, as a percentage of revenues, decreased to 32.4% for the three months ended October 2, 2010 compared to 37.6% for the same period a year ago. The decrease in gross profit as a percentage of revenues during the three months ended October 2, 2010 primarily related to changes in our product mix and increased pricing pressure in the current quarter.

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
Operating Expenses. The following summarizes operating expenses:

	Three months ended
	October 2,		September 30,
	2010	% of Total	2009	% of Total

Sales and marketing	$2,736	10.1%	$3,010	9.6%
Engineering and project management	1,887	7.0%	1,850	5.9%
General and administrative	4,162	15.5%	3,944	12.6%

Total	$8,785	32.6%	$8,804	28.1%

Operating expenses decreased $19 or 0.2% for the three months ended October 2, 2010 compared to the same period a year ago. As a percentage of revenues, these expenses increased to 32.6% during the three months ended October 2, 2010 from 28.1% during the three months ended September 30, 2009 due to a decrease in revenues during the current period. Our sales and marketing expenses decreased $274 during the three months ended October 2, 2010 compared to the same period in the previous year primarily due to reduced commissions and other selling related expenses associated with lower revenues in the current quarter. Our engineering and project management expenses increased $37 for the three months ended October 2, 2010 compared to the three months ended September 30, 2009. General and administrative expenses increased $218 during the three months ended October 2, 2010 compared to the same period a year ago partially due to an increase in software amortization expense of $95.
Other Income and Expense. The following summarizes other income and expense:

	Three months ended
	October 2,		September 30,
		% of		% of
	2010	Revenues	2009	Revenues

Interest income	$14	0.1%	$12	—%
Interest expense	(884)	(3.3)%	(1,211)	(3.9)%
Loss on extinguishment of debt	—	—%	(1,303)	—%
Foreign exchange gain (loss)	67	0.2%	204	0.7%
Change in fair value of derivative liability	(5,434)	(20.2)%	(2,500)	(8.0)%

Total other income (expense)	$(6,237)	(23.1)%	$(4,798)	(15.3)%

For the three months ended October 2, 2010, total other income (expense) items increased by $1,439, compared to the three months ended September 30, 2009. The change was primarily due to an adjustment in the fair value of our Derivative Liability of $5,434 this quarter compared to $2,500 for the three months ended September 30, 2009. This increase in other expense was partially offset by a reduction of $327 in our interest expense compared to the same period a year ago and the write off of $1,303 in debt issuance costs associated with the extinguishment of subordinated term debt in September 2009 that was not replicated this quarter.
Income Taxes. Our effective income tax rate was 5.1% and (14.0%) for the three months ended October 2, 2010 and September 30, 2009, respectively. Our effective rate for the three months ended October 2, 2010 and September 30, 2009 was impacted by a non-taxable benefit to adjust our Derivative Liability in the amounts of $5,434 and $2,500, respectively.

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
Net Earnings (Loss). Our net loss increased by $3,872 to $5,963 during the three months ended October 2, 2010, from a net loss of $2,091 during the same period in the previous year. Basic and fully diluted loss per share was $0.43 per share for the three months ended October 2, 2010, compared to basic and diluted loss of $0.16 per share for the three months ended September 30, 2009. The increase in the current year loss and per share loss resulted primarily from the increase in the fair value adjustment of the Derivative Liability and reduced revenues in the current period compared to the three months ended September 30, 2009.
Results of Operations — Segments
We have two lines of business: Process Products and Environmental Systems. Revenues and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“US GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Process Products represented 82.0% and 73.0% of our revenues for the three months ended October 2, 2010 and September 30, 2009, respectively.
The following summarizes Process Products revenues and operating income:

	Three months ended
	October 2,	September 30,
	2010	2009

Revenues	$22,099	$22,701
Operating income	$3,174	$4,592

Operating income as % of revenues	14.4%	20.2%
Process Products revenues decreased by $602, or 2.7%, during the three months ended October 2, 2010 compared to the three months ended September 30, 2009.
Process Products operating income for the three months ended October 2, 2010 decreased $1,418, or 30.9%, compared to the same period a year ago. As a percentage of Process Products revenues, operating income was 14.4% and 20.2% for the three months ended October 2, 2010 and September 30, 2009, respectively. The decrease in operating income as a percentage of revenues during the three months ended October 2, 2010 is primarily related to external pricing pressures and a change in our product mix.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 18.0% and 27.0% of our revenues for the three months ended October 2, 2010 and September 30, 2009, respectively.

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
The following summarizes Environmental Systems revenues and operating income:

	Three months ended
	October 2,	September 30,
	2010	2009

Revenues	$4,862	$8,630
Operating income	$944	$2,315

Operating income as % of revenues	19.4%	26.8%
Revenues from Environmental Systems decreased $3,768, or 43.7%, during the three months ended October 2, 2010 compared to the same period in the previous year. The decrease in the Environmental Systems segment revenue for the three months ended October 2, 2010, is attributable to decreased demand driven by a reduction in domestic power consumption.
Environmental Systems operating income for the three months ended October 2, 2010 decreased $1,371, or 59.2%, compared to the three months ended September 30, 2009. As a percentage of Environmental Systems revenues, operating income decreased to 19.4% during the three months ended October 2, 2010 from 26.8% for the same period in the prior year. The decrease in operating income as a percentage of revenues is due to a more competitive pricing environment. Additionally, lower revenues in the current quarter and the inelastic nature of some of the segment’s operating costs, resulted in a decrease in operating income as a percentage of revenues for the three months ended October 2, 2010 compared to the same period in the prior year.
Corporate Level Expenses
Corporate level general and administrative expenses were $4,162 and $3,944 for the three months ended October 2, 2010 and September 30, 2009, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Contingencies
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 8 of the consolidated financial statements.
Backlog
Our backlog of uncompleted orders was approximately $90,000 at October 2, 2010, compared to $96,000 at June 30, 2010. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled.
Financial Position
Assets. Total assets decreased by $1,643, or 1.1%, from $143,081 at June 30, 2010, to $141,438 at October 2, 2010. On October 2, 2010, we held cash and cash equivalents of $26,310, had working capital of $47,514 and a current liquidity ratio of 2.5-to-1.0. This compares with cash and cash equivalents of $24,271, working capital of $48,000, and a current liquidity ratio of 2.4-to-1.0 at June 30, 2010.

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
Liabilities and Equity. Total liabilities increased by $2,799, or 3.3%, from $85,934 at June 30, 2010 to $88,733 at October 2, 2010. The increase in our total liabilities is attributed to the fair value adjustment of the Derivative Liability and an increase in our trade accounts payable. This increase was offset by the payment of employee bonuses in the three months ended October 2, 2010 that were accrued at June 30, 2010, and principal reduction of our senior term loan.
The decrease in our stockholder’s equity of $4,442, or 7.8%, from $57,147 at June 30, 2010 to $52,705 at October 2, 2010 is primarily attributable to our net loss for the three months ended October 2, 2010. Our ratio of debt (total liabilities)-to-equity increased from 1.5-to-1.0 at June 30, 2010 to 1.7-to-1.0 at October 2, 2010.
Liquidity and Capital Resources
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At October 2, 2010, the balance of these working capital accounts was $19,851 compared to $25,266 at June 30, 2010, reflecting a decrease of our investment in these working capital items of $5,415.
Our cash and cash equivalents were $26,310 as of October 2, 2010 compared to $24,271 at June 30, 2010. During the three months ended October 2, 2010, cash provided by operating activities was $4,169 compared to cash provided by operating activities of $4,286 for the three months ended September 30, 2009. Cash provided by operating activities primarily related to changes in accounts receivable in the current period and accounts payable in the prior year.
Cash used in investing activities was $1,330 for the three months ended October 2, 2010, compared to $10 for the three months ended September 30, 2009. Cash used in investing activities during the three months ended October 2, 2010 related primarily to purchases of property and equipment and intangible assets. This was partially offset by a reduction in cash restricted to serve as collateral against open letters of credit of $545.
Cash used in financing activities during the three months ended October 2, 2010 was $1,331 compared to cash used in financing activities of $1,260 during the same period in the previous year. The cash used in financing activities for the three months ended October 2, 2010 primarily related to principal payment on the senior term loan and the payment of cash dividends to our Preferred Stock holders.
As a result of the events described above, our cash and cash equivalents during the three months ended October 2, 2010 increased by $2,039 compared to an increase of $3,067 during the three months ended September 30, 2009.
We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.
Interest Rate Risk
We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At October 2, 2010, we had $19,221 of outstanding borrowings under this Agreement. Currently we have an interest rate cap transaction with a notional amount of $10,000, or 52% of our variable rate debt. This cap instrument complies with our obligation under our Senior Secured Credit Agreement.
Foreign Currency Risk
Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed principally in the local currency and therefore provide a “natural hedge” against currency fluctuations. The impact of currency exchange rate movements on inter-company transactions has historically been immaterial. We did not have any currency derivatives outstanding as of, or during the three months ended October 2, 2010.
Derivative Liability Risk
We have not entered into financial instruments for speculative or trading purposes. However, the conversion rights and redemption options of our Preferred Stock are classified as an embedded derivative, and as a result, marked to market to reflect fair value of the embedded derivative at each reporting period. The fair value of the embedded derivative is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the preferred stock, the expected volatility of our common stock price and our common stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in these factors may have a material impact on our net income and the derivative liability recorded on our Consolidated Balance Sheets. Consequently, our financial statements may vary periodically based on factors other than the Company’s revenues and expenses. Changes in the estimated fair value of the embedded derivative do not have an impact on our cash flows.
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

PMFG, Inc. and Subsidiaries
October 2, 2010
(In thousands, except share and per share amounts)
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
During the three months ended October 2, 2010, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007 and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company appealed the ruling by the District Court, which dismissed third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. On June 18, 2010, the Kansas Court of Appeals affirmed the decision of the District Court, granting the motion for dismissal of Controls International, Inc. The Company filed a motion for rehearing with the Kansas Court of Appeals and filed a petition for review with the Kansas Supreme Court on July 2, 2010, requesting the reconsideration and reversal of the Kansas Court of appeals decision to dismiss Controls International, Inc. The Kansas Court of Appeals denied the motion for rehearing. At October 2, 2010, we have accrued $100 for the applicable insurance deductible relating to this claim. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation, as it is still in discovery. At this time, we believe MMPP’s claims are without merit and we intend to vigorously defend this suit.
We are also involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on 10-K for the year ended June 30, 2010.

PMFG, Inc. and Subsidiaries
October 2, 2010
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
October 2, 2010
(In thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: November 9, 2010	/s/ Peter J. Burlage Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer
(Principal Financial and Accounting Officer)