Form 10-Q
period 2011-01-01
PMFG, Inc.
filed 2011-02-09
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on February 4, 2011, was 17,353,868.

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

•
the redemption and conversion features of our Series A Convertible Preferred Stock (“Preferred Stock”) are classified as an embedded derivative and as such have resulted and will continue to result in volatility in our financial statements, including having a material negative impact on our net income and the derivative liability recorded, due to the fair value accounting requirement to mark-to-market the derivative liability each reporting period;

•	limitations on issuing additional equity imposed by our Preferred Stock;
•	the effects of natural disasters; and
•	loss of the services of any of our senior management or other key employees.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	January 1,	June 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,760	$24,271
Restricted cash	5,375	5,868
Accounts receivable, principally trade — net of allowance for doubtful accounts of $851 and $886 at January 1, 2011 and June 30, 2010	23,368	27,310
Inventories — net	6,873	7,220
Costs and earnings in excess of billings on uncompleted contracts	12,567	13,560
Deferred income taxes	2,066	2,066
Other current assets	3,281	2,011

Total current assets	75,290	82,306

Property, plant and equipment — net	8,710	7,506
Intangible assets — net	22,341	21,781
Goodwill	29,702	29,702
Other assets	1,094	1,786

Total assets	$137,137	$143,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,349	$10,180
Current maturities of long-term debt	1,950	4,000
Billings in excess of costs and earnings on uncompleted contracts	6,028	5,424
Commissions payable	1,831	1,932
Income taxes payable	—	717
Accrued product warranties	2,361	2,480
Customer deposits	2,121	2,481
Accrued liabilities and other	5,719	7,092

Total current liabilities	32,359	34,306

Long-term debt	11,271	16,221
Deferred income taxes	8,602	8,548
Derivative liability	23,591	25,916
Other non-current liabilities	963	943

Commitments and contingencies

Preferred stock — authorized, 5,000,000 shares of $0.01 par value; issued and outstanding, 20,640 and 21,140 shares at January 1, 2011 and June 30, 2010, respectively	—	—

Stockholders’ equity:
Common stock — authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 14,997,559 and 14,734,323 shares at January 1, 2011 and June 30, 2010, respectively	150	147
Additional paid-in capital	29,307	27,240
Retained earnings	31,255	31,142
Accumulated other comprehensive loss	(1,734)	(2,283)

Total PMFG, Inc. stockholders’ equity	58,978	56,246
Noncontrolling interest	1,373	901

Total equity	60,351	57,147

Total liabilities and equity	$137,137	$143,081

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended		Six months ended
	January 1,	December 31,	January 1,	December 31,
	2011	2009	2011	2009
	(unaudited)		(unaudited)

Revenues	$26,294	$24,529	$53,255	$55,860
Cost of goods sold	18,168	16,261	36,388	35,825

Gross profit	8,126	8,268	16,867	20,035

Operating expenses
Sales and marketing	2,786	2,567	5,522	5,577
Engineering and project management	1,955	1,778	3,842	3,628
General and administrative	3,634	3,735	7,796	7,679

	8,375	8,080	17,160	16,884

Operating income (loss)	(249)	188	(293)	3,151

Other income (expense)
Interest income	5	6	19	18
Interest expense	(626)	(691)	(1,510)	(1,902)
Loss on extinguishment of debt	—	—	—	(1,303)
Foreign exchange gain	109	611	176	815
Change in fair value of derivative liability	7,304	(5,812)	1,870	(8,312)
Other expense, net	—	(241)	—	(241)

	6,792	(6,127)	555	(10,925)

Earnings (loss) before income taxes	6,543	(5,939)	262	(7,774)
Income tax (expense) benefit	296	18	614	(238)

Net earnings (loss)	$6,839	$(5,921)	$876	$(8,012)

Less net income (loss) attributable to noncontrolling interest	$57	$(9)	$132	$(59)

Net earnings (loss) attributable to PMFG, Inc.	$6,782	$(5,912)	$744	$(7,953)

Dividends on preferred stock	$(313)	$(321)	$(632)	$(415)

Earnings (loss) applicable to PMFG, Inc. common stockholders	$6,469	$(6,233)	$112	$(8,368)

Basic earnings (loss) per common share	$0.37	$(0.47)	$0.01	$(0.63)

Diluted earnings (loss) per share	$0.36	$(0.47)	$0.01	$(0.63)

Weighted-average shares outstanding:
Basic	14,952	13,226	14,898	13,214
Effect of dilutive options and restricted stock	509	—	536	—

Diluted	15,461	13,226	15,434	13,214

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share amounts)

	Six months ended	Six months ended
	January 1,	December 31,
	2011	2009
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$876	$(8,012)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	799	809
Amortization of deferred financing costs	676	317
Amortization of other intangible assets	540	493
Loss on extinguishment of debt	—	1,303
Deferred income taxes	54	(1,134)
Deferred rent expense	20	(227)
Bad debt expense	7	—
Provision for warranty expense	561	321
Inventory valuation reserve	68	478
Foreign exchange gain	(176)	(815)
Change in fair value of derivative liability	(1,870)	8,312
Excess tax benefits from stock-based payment arrangements	(316)	(30)
Stock-based compensation	958	809
Changes in operating assets and liabilities:
Accounts receivable	3,935	4,546
Inventories	341	674
Costs and earnings in excess of billings on uncompleted contracts	1,073	2,481
Other current assets	497	170
Other assets	175	(134)
Accounts payable	2,217	(3,797)
Billings in excess of costs and earnings on uncompleted contracts	604	415
Commissions payable	(101)	(503)
Income taxes payable	(2,169)	(126)
Product warranties	(680)	(296)
Accrued liabilities and other	(1,722)	(1,432)

Net cash provided by operating activities	6,367	4,622

Cash flow from investing activities:
Increase (decrease) in restricted cash	396	(548)
Purchases of property and equipment	(1,974)	(197)
Purchase of license agreement	(1,100)	(750)
Proceeds from liquidation of equity method investment	—	2,439

Net cash provided by (used in) investing activities	(2,678)	944

Cash flows from financing activities:
Net proceeds from issuance of preferred stock and warrants	—	19,235
Payment of debt issuance costs	(158)	(552)
Payment of long-term debt	(7,000)	(24,820)
Equity contribution from noncontrolling interest	340	545
Dividends paid on preferred stock	(632)	(415)
Proceeds from exercise of stock options	343	—
Excess tax benefits from stock-based payment arrangements	315	—

Net cash used in financing activities	(6,792)	(6,007)
Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Continued
(In thousands, except share amounts)

	Six months ended	Six months ended
	January 1,	December 31,
	2011	2009
	(unaudited)
Net cash used in financing activities	(6,792)	(6,007)

Effect of exchange rate changes on cash and cash equivalents	592	777

Net (decrease) increase in cash and cash equivalents	(2,511)	336

Cash and cash equivalents at beginning of period	24,271	17,738

Cash and cash equivalents at end of period	$21,760	$18,074

Supplemental information on cash flow:
Income taxes paid	$1,300	$1,483
Interest paid	$604	$1,259
During the quarter ended January 1, 2011, holders of Preferred Stock converted 500 shares of Preferred Stock into 62,500 shares of the Company’s common stock. This was a non cash financing activity and as a result, the Company is no longer obligated to pay quarterly dividends on the converted shares of Preferred Stock.
See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Unaudited Consolidated Statement of Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance at June 30, 2010	14,734	$147	$27,240	$31,142	$(2,283)	$56,246	$901	$57,147

Comprehensive income
Net earnings				744		744	132	876
Foreign currency translation adjustment					549	549		549

Total comprehensive income						1,293	132	1,425

Stock grants	101	1	956	1		958		958
Preferred stock conversion	63	1	454			455		455
Stock options exercised	100	1	342			343		343
Income tax benefit related to stock options exercised			315			315		315

Noncontrolling interest in subsidiary							340	340

Preferred stock dividends				(632)		(632)		(632)

Balance at January 1, 2011	14,998	$150	$29,307	$31,255	$(1,734)	$58,978	$1,373	$60,351

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of January 1, 2011 and for the three and six months ended January 1, 2011 and December 31, 2009 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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
January 1, 2011
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
Depreciable Assets
Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally by the straight-line method, as follows:

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
January 1, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Convertible Redeemable Preferred Stock
The Company’s Certificate of Designations setting forth the terms of our Series A Convertible Preferred Stock (“Preferred Stock”) includes redemption rights of the holders of Preferred Stock which place redemption outside of the Company’s control. The Preferred Stock has been classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statement of Equity. The Company considers the conversion rights and redemption options of the Preferred Stock to be an embedded derivative and, as a result, the fair value of the embedded derivative is included as a derivative liability on the Consolidated Balance Sheets (the “Derivative Liability”). Since the Derivative Liability had a fair value in excess of the net proceeds received by the Company from the Preferred Stock transaction at the date of issuance, no amounts have been assigned to the Preferred Stock in the allocation of proceeds. Changes in fair value of the Derivative Liability are included in other income (expense) in the Consolidated Statements of Operations and are not taxable or deductible for income tax purposes.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at January 1, 2011 and June 30, 2010 approximate fair value.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Earnings (losses) were allocated under the two class method as follows:

	Three months ended		Six months ended
	January 1,	December 31,	January 1,	December 31,
	2011	2009	2011	2009
Common Stock	$5,513	$(5,912)	$95	$(7,953)
Preferred Stock	1,269	—	649	—

Total	$6,782	$(5,912)	$744	$(7,953)

Because holders of Preferred Stock do not participate in losses, 746,793 and 2,642,500 shares of common stock equivalents were excluded from the calculation of basic and diluted earnings per share for the three and six months ended December 31, 2009, respectively. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 98,308 and 107,072 shares of common stock for the three and six months ended December 31, 2009, respectively, and warrants to purchase 17,449 and 394,219 shares of common stock for the three and six months ended December 31, 2009, respectively, were omitted from the calculation of dilutive securities for the three and six months ended December 31, 2009 because they were anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.
2. INVENTORIES, NET
Principal components of inventories, net are as follows:

	January 1,	June 30,
	2011	2010

Raw materials	$3,918	$4,443
Work in progress	3,428	3,164
Finished goods	319	361

	7,665	7,968
Reserve for obsolete and slow-moving inventory	(792)	(748)

	$6,873	$7,220

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
(In thousands, except share and per share amounts)
3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	January 1,	June 30,
	2011	2010

Costs incurred on uncompleted contracts and estimated earnings	$53,715	$56,176
Less billings to date	(47,176)	(48,040)

	$6,539	$8,136

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	January 1,	June 30,
	2011	2010

Costs and earnings in excess of billings on uncompleted contracts	$12,567	$13,560
Billings in excess of costs and earnings on uncompleted contracts	(6,028)	(5,424)

	$6,539	$8,136

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are all allocated to the Process Products segment and are not deductible for income tax purposes.
Intangible assets with indefinite lives consist primarily of design guidelines and tradenames. The cost of intangible assets is based on fair values at the date of acquisition. The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
(In thousands, except share and per share amounts)
4. GOODWILL AND OTHER INTANGIBLE ASSETS — CONTINUED
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows:

	Weighted-Average
	Estimated	Gross
	Useful Life	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

As of January 1, 2011:
Licensing agreements	5	3,299	(1,173)	2,126
Customer relationships	13	6,890	(1,895)	4,995
Tradenames	indefinite	4,729	—	4,729
Design guidelines	indefinite	10,491	—	10,491

Total Value		$25,409	$(3,068)	$22,341

	Weighted-Average
	Estimated	Gross
	Useful Life	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

As of June 30, 2010:
Licensing agreements	5	2,199	(953)	1,246
Customer relationships	14	6,890	(1,575)	5,315
Tradenames	indefinite	4,729	—	4,729
Design guidelines	indefinite	10,491	—	10,491

Total Value		$24,309	$(2,528)	$21,781

Amortization expense of $540 and $493 was recorded to the Consolidated Statement of Operations for the six months ended January 1, 2011 and December 31, 2009, respectively. The Company’s estimated amortization for the current and each of the next five fiscal years is as follows:

Estimated Amortization Expense
For the fiscal years ended

2011 (6 months)	$528
2012	1,005
2013	922
2014	555
2015	480
2016	405

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
(In thousands, except share and per share amounts)
5. ACCRUED PRODUCT WARRANTIES
Accrued product warranty activity is as follows:

	Three months ended		Six months ended
	January 1,	December 31,	January 1,	December 31,
	2011	2009	2011	2009

Balance at beginning of period	$2,306	$1,284	$2,480	$1,242
Provision for warranty expenses	431	248	561	321
Warranty charges	(376)	(265)	(680)	(296)

Balance at end of period	$2,361	$1,267	$2,361	$1,267

6. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	January 1,	June 30,
	2011	2010

Accrued start-up (commissioning) expense	$1,568	$1,169
Accrued compensation	1,747	3,999
Accrued professional expenses	1,634	1,679
Other	770	245

	$5,719	$7,092

7. DEBT
Outstanding long-term debt obligations are as follows:

	January 1,	June 30,
	2011	2010

Revolving credit facility	$—	$—
Term loan	13,221	20,221

Total long-term debt	13,221	20,221
Less current maturites	(1,950)	(4,000)

Total long-term debt, net of current portion	$11,271	$16,221

On December 29, 2010, the Company entered into an amendment (the “Amendment”) to its Revolving Credit and Term Loan Agreement (the “Credit Agreement”).

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
The Amendment refinances the Company’s existing debt and extends the maturity date of the revolving credit facility to April 30, 2012, and the senior term loan to January 1, 2016. The Amendment also enhances the Company’s financial flexibility by relaxing the Company’s consolidated total leverage (“CTL”) and consolidated fixed charge coverage (“FCC”) ratio covenants for the remaining terms of the senior term loan and revolving credit facility. As amended, as of the last day of a fiscal quarter, the Company’s CTL ratio may be no more than 3.25 to 1.00 for the quarters ended January 1, 2011 and April 2, 2011, and 3.00 to 1.00 for the quarters ended July 2, 2011 and thereafter, and the Company’s FCC ratio may be no less than 1.15 to 1.00 for quarters ended January 1, 2011 and April 2, 2011 and 1.25 to 1.00 for quarters ended July 2, 2011 and thereafter. The Amendment also redefined the Company’s FCC to exclude certain capital expenditures from consolidated fixed charges. The Company must also maintain a minimum base adjusted net worth of not less than $65,000 plus 50% of consolidated net income for each fiscal quarter, commencing with the quarter ending on April 2, 2011. In connection with the Amendment, the Company made an additional $5,000 principal payment of the senior term loan in December 2010.
The Amendment also excludes any non-cash fair value adjustments related to the Company’s derivative liabilities associated with the Preferred Stock from consolidated net income for purposes of determining the Company’s excess cash flow each fiscal year and permits the Company to make intercompany loans and investments in its China operations and facility subject to certain limitations.
Interest rate margins on the senior term loan and revolving loans were revised effective as of December 29, 2010 (depending on the type of borrowing and determined based upon the Company’s CTL ratio) as follows: (a) for base rate term loans, from a margin of between 275 and 400 basis points to a margin of between 225 and 375 basis points; (b) for LIBOR rate term loans, from a margin of between 375 and 500 basis points to a margin of between 325 and 475 basis points; (c) for base rate revolving loans, from a margin of between 275 and 375 basis points to a margin of between 225 and 350 basis points; and (d) for LIBOR rate revolving loans, from a margin of between 350 and 475 basis points to a margin of between 300 and 450 basis points.
Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option (5.75% at January 1, 2011 and 5.25% at June 30, 2010). The Credit Agreement requires payments on the senior term loan of equal quarterly principal installments of $650, to be paid on the first day of each fiscal quarter, commencing on April 3, 2011, with the balance of the senior term loan due at maturity.
At January 1, 2011, there was $1,610 borrowing availability after the borrowing base was adjusted for $7,914 in outstanding letters of credit. At January 1, 2011 and June 30, 2010 there were no outstanding borrowings under the revolving credit facility.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company. In addition to the CTL and FCC ratio covenants, the Credit Agreement contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. As of January 1, 2011, the Company was in compliance with all covenants in its Credit Agreement. The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, commencing on October 1, 2008, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2010, 2009 and 2008 and will amortize $4,500 on October 3, 2011 and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At January 1, 2011 the Interest Rate Cap Transaction has an estimated fair market value of $0.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £5,444 ($8,492) at January 1, 2011 and £4,700 ($7,083) at June 30, 2010. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £3,350 ($5,226) at January 1, 2011 and £2,850 ($4,258) at June 30, 2010, which is recorded as restricted cash on the Consolidated Balance Sheets. At January 1, 2011, there was £4,413 ($6,883) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2010, there was £2,658 ($4,209) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under the U.K. subsidiary’s debenture agreement at January 1, 2011 or June 30, 2010.
8. COMMITMENTS AND CONTINGENCIES
Litigation
In June 2010, the Company received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company is in the process of assessing the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by the Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the Company is still investigating the merits of the claim and the facts and circumstances surrounding the claim. No amount has been accrued in the financial statements for this claim as of January 1, 2011. At this time, no lawsuit has been filed by the customer.
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007 and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. On June 18, 2010, the Kansas Court of Appeals affirmed the decision of the District Court, granting the motion for dismissal of Controls International, Inc. The Company filed a motion for rehearing with the Kansas Court of Appeals and filed a petition for review with the Kansas Supreme Court on July 2, 2010, requesting the reconsideration and reversal of the Kansas Court of Appeals decision to dismiss Controls International, Inc. The Kansas Court of Appeals denied the motion for rehearing. As of June 30, 2010 and January 1, 2011 Consolidated Balance Sheets, the Company has recorded an accrual of $100 related to the insurance deductible as a component of its warranty liability and has also reserved $487 against retention receivables related to the MMPP jobs. At this time, the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery. At this time, management believes that MMPP’s claims are without merit and intends to vigorously defend this suit.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
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
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plants. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street Plant in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site for an additional five years. The total costs accrued are $175 at January 1, 2011 and June 30, 2010, which have been discounted using a rate of 3.25%. The Company is seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders. Funds have been deposited into an escrow account that may be used to reimburse these costs.
Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10,920 of the purchase price in escrow to reimburse the Company for breach of representation and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release on October 30, 2009, the Company had filed claims with the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $1,998 against the escrow, and a total of $1,388 was withheld from the escrow releases, which represents the Company’s claims, less the one percent deductible, estimated at $610. Following the final escrow release in October 2009, the Company has made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9,500, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
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
Holders of the Preferred Stock are entitled to quarterly dividends at an annual rate of 6.0%. In the event the Company fails to fulfill its obligations under the Preferred Stock, the dividend rate will increase to an annual rate of 8.0%. All dividends will be cumulative and compound quarterly and may be paid, at the option of the Company, in cash or common stock, or a combination of the two. If the Company elects to issue shares of common stock as dividend payments, the value per share will be equal to 85% of the volume weighted average price per share (“VWAP”) of the common stock for the fifteen days preceding, but not including, the date of such payments. The Company paid $415 and $632 of cash dividends during the six months ended December 31, 2009 and January 1, 2011, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
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
Warrants
The warrants entitle the holders to purchase 50% of the number of shares of common stock that may be obtained upon conversion of the Preferred Stock, or 1,321,250 shares. The Warrants have a five-year term and became exercisable on March 4, 2010. The exercise price is equal to the closing bid price of the common stock on September 3, 2009, or $10.56, and is not subject to anti-dilution protection, except in the case of stock splits and dividends.
Other Obligations
As required by the Purchase Agreement, the Company filed a registration statement following the closing of the offering to register the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. The registration statement was declared effective on November 25, 2009. In certain circumstances, should the registration cease to become effective, the Company would be liable for damages equal to 1% per month of the aggregate purchase price paid by the Purchasers. At January 1, 2011, the Company does not consider this liability to be probable and has not recorded any amount on the Consolidated Balance Sheets.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
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

Cash proceeds from preferred stock issuance	$21,140
Transaction costs	(1,905)

Net proceeds from preferred stock issuance	$19,235

Fair value of derivative liability	$19,235
Preferred Stock/temporary equity (relative fair value)	—
Warrant/Equity (relative fair value)	—

Net fair value of preferred stock, derivative liability and warrants	$19,235

Preferred Stock Conversions
During the quarter ended January 1, 2011, holders of Preferred Stock converted 500 shares of Preferred Stock into 62,500 shares of the Company’s common stock. Subsequent to January 1, 2011, some of the Preferred Stock holders exercised their conversion rights, converting 18,840 shares of Preferred Stock into 2,355,000 shares of the Company’s common stock.
See note 12 for discussion of subsequent fair value adjustments.
10. STOCKHOLDER RIGHTS PLAN
On August 15, 2008, the Company adopted a new stockholder rights plan. The new rights plan replaced a previous rights plan, which was adopted in May 2007 and terminated in August 2008.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
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
11. STOCK-BASED COMPENSATION
The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended January 1, 2011 and December 31, 2009:

	Six months ended
	January 1,		December 31,
	2011		2009
	Number of	Fair	Number of	Fair
Grant Type	Shares Granted	Value of Grant	Shares Granted	Value of Grant

Common stock	36,000	$523	36,000	$315
Restricted stock	64,887	$968	111,550	$1,038
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
January 1, 2011
(In thousands, except share and per share amounts)
12. FAIR VALUE MEASUREMENTS — CONTINUED
As discussed above, the Company considers the conversion rights and redemption options of the Preferred Stock to be embedded derivatives, and, as a result, the fair value of the Derivative Liability is reported on the Consolidated Balance Sheets. The Company values the Derivative Liability using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. At certain common stock price points within the Monte Carlo simulation, the Company assumes holders of Preferred Stock will convert their shares of Preferred Stock into shares of the Company’s common stock. Subsequent to January 1, 2011, some of the Preferred Stock holders exercised their conversion rights, converting 18,840 shares of Preferred Stock into 2,355,000 shares of the Company’s common stock. To more closely model the subsequent observed conversions of the Preferred Shares, in estimating the fair value of the derivative liability at January 1, 2011, Management reduced the common stock price point within the Monte Carlo simulation at which stock conversion would be presumed to occur. In estimating the fair value at January 1, 2011, the Company estimated future volatility by calculating a blended volatility rate which considered the historic volatility of the Company’s stock and the historic volatility of the stock of a selected peer group over a five year period. For the six months ended January 1, 2011, a decrease in fair value of $1,870 was recorded in Other income (expense) in the Consolidated Statements of Operations.
The Company values its Interest Rate Cap using a Modified Black-Scholes valuation methodology and market data derived from published market data sources. For the six months ended January 1, 2011, a decrease in fair value of $1 was recorded as a component of interest expense in the Consolidated Statement of Operations.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	January 1,
	2011	Level 1	Level 2	Level 3

Derivatives related to conversion and redemption rights	$(23,591)	$—	$—	$(23,591)

Interest Rate Cap	$—	$—	$—	$—
The following is a summary of changes to fair value measurements using Level 3 inputs (as reclassified) during the six months ended January 1, 2011:

Balance, June 30, 2010	$(25,916)
Change in fair value of derivative liability	1,870
Preferred stock conversion	455

Balance, January 1, 2011	$(23,591)

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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 1, 2011
(In thousands, except share and per share amounts)
13. SEGMENT INFORMATION — CONTINUED
Segment profit and loss is based on revenues less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three and six months ended January 1, 2011 and December 31, 2009 are presented below. The Company does not allocate Corporate level general and administrative expenses, assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended		Six months ended
	January 1,	December 31,	January 1,	December 31,
	2011	2009	2011	2009

Revenues
Process Products	$19,259	$19,409	$41,358	$42,110
Environmental	7,035	5,120	11,897	13,750

Consolidated	$26,294	$24,529	$53,255	$55,860

Operating income (loss)
Process Products	$2,905	$3,045	$6,079	$7,637
Environmental	480	878	1,424	3,193
Corporate level expenses	(3,634)	(3,735)	(7,796)	(7,679)

Consolidated	$(249)	$188	$(293)	$3,151

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. This overview is followed by a discussion of our results of operations for the three and six months ended January 1, 2011 and December 31, 2009, including a discussion of significant period-to-period variances. We also include information regarding our two reportable business segments: Process Products and Environmental Systems. We then discuss our financial condition at January 1, 2011 with a comparison to June 30, 2010. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
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
Our products and systems are marketed worldwide. In each of the last three fiscal years, approximately 35% of our revenues are from international sales. We expect our international sales to continue to be an increasingly important part of our business.
Recent Developments
Subsequent to the quarter ended January 1, 2011, the holders of 18,840 shares of Preferred Stock elected to convert their Preferred Stock into 2,355,000 shares of the Company’s common stock. In connection with these conversions, we paid the holders of Preferred Stock cash payments for accrued and unpaid dividends on the converted shares of $63.
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

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
Results of Operations
The following summarizes our consolidated statements of operations as a percentage of revenues:

	Three months ended		Six months ended
	January 1,	December 31,	January 1,	December 31,
	2011	2009	2011	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.1	66.3	68.3	64.1

Gross profit	30.9	33.7	31.7	35.9
Operating expenses	31.8	32.9	32.2	30.2

Operating income	(0.9)	0.8	(0.5)	5.7
Other income (expense)	25.8	(25.0)	1.0	(19.6)

Earnings before income taxes	24.9	(24.2)	0.5	(13.9)
Income tax expense	1.1	0.1	1.1	(0.4)

Net earnings (loss)	26.0%	(24.1)%	1.6%	(14.3)%

Less net earnings attributable to noncontrolling interest	0.2	—	0.2	—

Net earnings (loss) attributable to PMFG, Inc.	25.8	(24.1)	1.4	(14.3)
Dividends on preferred stock	(1.2)	(1.3)	(1.2)	(0.7)

Earnings (loss) applicable to PMFG, Inc. common stockholders	24.6%	(25.4)%	0.2%	(15.0)%

Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, direct and indirect labor, manufacturing overhead, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs, and other costs of our manufacturing and distribution processes. Cost of goods sold also includes the costs of commissioning the equipment, contract related charges and warranty related costs.
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
Three Months Ended January 1, 2011 Compared to Three Months Ended December 31, 2009
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
January 1, 2011
(In thousands, except share and per share amounts)
Results of Operations — Consolidated
Revenues. We classify revenues as domestic or international based upon the origination of the order. Revenues generated by orders originating from within the United States are classified as domestic revenues. Revenues generated by orders originating from a country other than the United States are classified as international revenues. The following summarizes consolidated revenues:

	Three months ended
	January 1,		December 31,
	2011	% of Total	2009	% of Total

Domestic	$16,521	62.8%	$17,110	69.8%
International	9,773	37.2%	7,419	30.2%

Total	$26,294	100.0%	$24,529	100.0%

Total revenues increased $1,765, or 7.2%, for the three months ended January 1, 2011 compared to the three months ended December 31, 2009 as domestic revenues decreased $589, or 3.4%, and international revenues increased $2,354, or 31.7%. The decrease in the domestic revenues can be attributed to a decrease in domestic power consumption which has impeded the progress of new projects and impacted several of our product lines, particularly our environmental products. The decline in domestic revenues as a percentage of the total was offset by an increase in international revenues. This increase in international revenues was the result of a combination of growth in the Asian and South American markets and our strategic decision to increase our focus in the international markets.
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

	Three months ended
	January 1,		December 31,
	2011	% of Total	2009	% of Total

Revenues	$26,294	100.0%	$24,529	100.0%
Cost of goods sold	18,168	69.1%	16,261	66.3%

Gross profit	$8,126	30.9%	$8,268	33.7%

For the three months ended January 1, 2011, our gross profit decreased $142, or 1.7%, compared to the three months ended December 31, 2009. Our gross profit, as a percentage of revenues, decreased to 30.9% for the three months ended January 1, 2011 compared to 33.7% for the three months ended December 31, 2009. The decrease in gross profit as a percentage of revenues during the three months ended January 1, 2011 primarily related to increased pricing pressure, changes in our product mix, and increased contract-related and warranty charges in the current quarter.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
Operating Expenses. The following summarizes operating expenses:

	Three months ended
	January 1,		December 31,
	2011	% of Total	2009	% of Total

Sales and marketing	$2,786	10.6%	$2,567	10.5%
Engineering and project management	1,955	7.4%	1,778	7.2%
General and administrative	3,634	13.8%	3,735	15.2%

Total	$8,375	31.8%	$8,080	32.9%

Operating expenses increased $295 or 3.7% for the three months ended January 1, 2011 compared to the three months ended December 31, 2009. As a percentage of revenues, these expenses decreased to 31.8% during the three months ended January 1, 2011 from 32.9% during the three months ended December 31, 2009 due to an increase in revenues during the current period. Our sales and marketing expenses increased $219 during the three months ended January 1, 2011 compared to the three months ended December 31, 2009 primarily due to increased commissions and other selling related expenses associated with higher revenues in the current quarter. Our engineering and project management expenses increased $177 for the three months ended January 1, 2011 compared to the three months ended December 31, 2009 due to CEFCO business and product development. General and administrative expenses decreased $101 during the three months ended January 1, 2011 compared to the three months ended December 31, 2009.
Other Income and Expense. The following summarizes other income and expense:

	Three months ended
	January 1,		Dec 31,
		% of		% of
	2011	Revenues	2009	Revenues
Interest income	$5	—%	$6	—%
Interest expense	(626)	(2.4)%	(691)	(2.8)%
Foreign exchange gain (loss)	109	0.5%	611	2.5%
Gain (loss) on change in fair value of derivative liability	7,304	27.8%	(5,812)	(23.7)%
Other expense, net	—	—%	(241)	(1.0)%

Total other income (expense)	$6,792	25.8%	$(6,127)	(25.0)%

For the three months ended January 1, 2011, total other income (expense) items increased by $12,919, compared to the three months ended December 31, 2009. The change was primarily due to a gain on the Derivative Liability of $7,304 this quarter compared to loss on the liability of $5,812 for the three months ended December 31, 2009.
Income Taxes. Our effective income tax rate was 4.5% and 0.3% for the three months ended January 1, 2011 and December 31, 2009, respectively. Our effective income tax rate for the three months ended January 1, 2011 and December 31, 2009, was impacted by $7,304 of gain and $5,812 of loss, respectively, recorded to reflect the change in fair value of our Derivative Liability, which is not a taxable item for income tax purposes.
Net Earnings (Loss). Our net earnings were $6,839 during the three months ended January 1, 2011, compared to a net loss of $5,921 during the three months ended December 31, 2009 which is an increase in earnings of $12,760. Basic and fully diluted earnings per share were $0.37 and $0.36 per share, respectively, for the three months ended January 1, 2011, compared to basic and diluted loss of ($0.47) per share for the three months ended December 31, 2009. The increase in the current year earnings and per share earnings resulted primarily from the decrease in the fair value of the Derivative Liability and increased revenues in the current period compared to an increase in the fair value of the Derivative Liability for the three months ended December 31, 2009.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
Results of Operations — Segments
We have two lines of business: Process Products and Environmental Systems. Revenues and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“US GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Process Products represented 73.2% and 79.1% of our revenues for the three months ended January 1, 2011 and December 31, 2009, respectively.
The following summarizes Process Products revenues and operating income:

	Three months ended
	January 1,	December 31,
	2011	2009

Revenues	$19,259	$19,409
Operating income	$2,905	$3,045

Operating income as % of revenues	15.1%	15.7%
Process Products revenues decreased by $150, or 0.8%, during the three months ended January 1, 2011 compared to the three months ended December 31, 2009.
Process Products operating income for the three months ended January 1, 2011 decreased $140, or 4.6%, compared to the three months ended December 31, 2009. As a percentage of Process Products revenues, operating income was 15.1% and 15.7% for the three months ended January 1, 2011 and December 31, 2009, respectively. The decrease in operating income as a percentage of revenues during the three months ended January 1, 2011 is primarily related to the external pricing pressures of the global market, a shift in our product mix from premium separators to lower margin standard models, and increased warranty costs.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 26.8% and 20.9% of our revenues for the three months ended January 1, 2011 and December 31, 2009, respectively.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
The following summarizes Environmental Systems revenues and operating income:

	Three months ended
	January 1,	December 31,
	2011	2009

Revenues	$7,035	$5,120
Operating income	$480	$878

Operating income as % of revenues	6.8%	17.1%
Revenues from Environmental Systems increased $1,915, or 37.4%, during the three months ended January 1, 2011 compared to the three months ended December 31, 2009. The increase in the Environmental Systems segment revenue for the three months ended January 1, 2011, is attributable to completion of backlogged projects not seen in the previous fiscal year.
Environmental Systems operating income for the three months ended January 1, 2011 decreased $398, or 45.3%, compared to the three months ended December 31, 2009. As a percentage of Environmental Systems revenues, operating income decreased to 6.8% during the three months ended January 1, 2011 from 17.1% for the three months ended December 31, 2009. A more competitive pricing environment, the inelastic nature of some of the segment’s operating costs, and an increase in contract-related costs resulted in a decrease in operating income as a percentage of revenues for the three months ended January 1, 2011 compared to the three months ended December 31, 2009.
Corporate Level Expenses
Corporate level general and administrative expenses were $3,634 and $3,735 for the three months ended January 1, 2011 and December 31, 2009, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Six Months Ended January 1, 2011 Compared to Six Months Ended December 31, 2009
Results of Operations — Consolidated
Revenues. The following table summarizes consolidated revenues:

	Six months ended
	January 1,		December 31,
	2011	% of Total	2009	% of Total

Domestic	$33,011	62.0%	$38,687	69.3%
International	20,244	38.0%	17,173	30.7%

Total	$53,255	100.0%	$55,860	100.0%

We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
For the six months ended January 1, 2011, total revenues decreased $2,605, or 4.7%, compared to the six months ended December 31, 2009. Domestic revenues decreased $5,676, or 14.7%, in the six months ended January 1, 2011 when compared to the six months ended December 31, 2009. International revenues increased $3,071, or 17.9%, in the six months ended January 1, 2011 when compared to the six months ended December 31, 2009. The decline in domestic revenues was offset by an increase in international revenues. This increase was the result of a combination of growth in the Asian and South American markets and our strategic decision to increase our focus in the international markets.
Gross Profit. The following table summarizes revenues, cost of goods sold, and gross profit:

	Six months ended
	January 1,		December 31,
	2011	% of Total	2009	% of Total

Revenues	$53,255	100.0%	$55,860	100.0%
Cost of goods sold	36,388	68.3%	35,825	64.1%

Gross profit	$16,867	31.7%	$20,035	35.9%

For the six months ended January 1, 2011, our gross profit decreased $3,168, or 15.8%, compared to the six months ended December 31, 2009. Our gross profit, as a percentage of revenues, decreased to 31.7% during the six months ended January 1, 2011 compared to 35.9% for the six months ended December 31, 2009. The decrease in gross profit as a percentage of revenues during the six months ended January 1, 2011 primarily related to changes in our product mix, increased pricing pressure, warranty and contract-related charges.
Operating Expenses. The following table summarizes operating expenses:

	Six months ended
	January 1,		December 31,
	2011	% of Total	2009	% of Total

Sales and marketing	$5,522	10.4%	$5,577	10.0%
Engineering and project management	3,842	7.2%	3,628	6.5%
General and administrative	7,796	14.6%	7,679	13.7%

Total	$17,160	32.2%	$16,884	30.2%

For the six months ended January 1, 2011, our operating expenses increased by $276 compared to the six months ended December 31, 2009. As a percentage of revenue, these expenses increased to 32.2% in the six months ended January 1, 2011 from 30.2% in the six months ended December 31, 2009. Our sales and marketing expenses decreased $55 in the six months ended January 1, 2011 compared to the six months ended December 31, 2009 primarily due to a reduction in commissions and other sales related expenses associated with reduced revenues. Our engineering and project management expense increased $214 in the six months ended January 1, 2011 compared to the six months ended December 31, 2009 due to engineering associated with our agreement with CEFCO business and product development. Our general and administrative expenses increased $117 in the six months ended January 1, 2011 compared to the six months ended December 31, 2009.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
Other Income and Expense. The following table summarizes other income and expenses:

	Six months ended
	January 1,		Dec 31,
		% of		% of
	2011	Revenues	2009	Revenues
Interest income	$19	—%	$18	—%
Interest expense	(1,510)	(2.8)%	(1,902)	(3.4)%
Loss on extinguishment of debt	—	—%	(1,303)	(2.3)%
Foreign exchange gain (loss)	176	0.3%	815	1.5%
Gain (loss) on change in fair value of derivative liability	1,870	3.5%	(8,312)	(14.9)%
Other expense, net	—	—%	(241)	(0.4)%

Total other income (expense)	$555	1.0%	$(10,925)	(19.6)%

For the six months ended January 1, 2011, other expense decreased by $11,480, from expense of $10,925 for the six months ended December 31, 2009 to income of $555 in income for the six months ended January 1, 2011. The decrease in other expense is primarily attributable to the change in the fair value of our Derivative Liability associated with the conversion and redemption features of our Preferred Stock and the write off of $1,303 of deferred financing charges associated with the subordinated term debt that was extinguished in September 2009. The decrease also included a reduction of interest expense of $392 offset by a reduced gain related to foreign currency transactions of $176 during the six months ended January 1, 2011 compared to a gain on foreign currency transactions of $815 for the six months ended December 31, 2009. The reduction in interest expense was largely the result of extinguishing $20,000 of subordinated term debt in September 2009. The foreign exchange gain for the six months ended December 31, 2009 includes $523 of accumulated foreign currency translation adjustments that were recognized upon the liquidation of our joint venture in Japan.
Income Taxes. Our effective income tax rate was 234.5% and (3.1%) for the six months ended January 1, 2011 and December 31, 2009, respectively. Our effective income tax rate for the six months ended January 1, 2011 and December 31, 2009, was impacted by $1,870 of gain and $8,312 of loss, respectively, recorded to reflect the change in fair value of our Derivative Liability, which is not a taxable item for income tax purposes.
Net Earnings. Our net loss decreased by $8,888 from a net loss of $8,012 in the six months ended December 31, 2009, to net earnings of $876 in the six months ended January 1, 2011. The primary reason for the decrease in the loss was $1,870 of gain related to the change in fair value of the derivative liability for the six months ended January 1, 2011 and $8,312 of expense related to the change in fair value of the derivative liability for the six months ended December 31, 2009.
Basic and diluted earnings per share increased to $0.01 per share for the six months ended January 1, 2011, from a loss of ($0.63) per share for the six months ended December 31, 2009.
Results of Operations — Segments
Process Products
Our Process Products segment represented 77.7% and 75.4% of our revenues for the six months ended January 1, 2011 and December 31, 2009, respectively.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
The following table summarizes Process Products revenues and operating income:

	Six months ended
	January 1,	December 31,
	2011	2009

Revenues	$41,358	$42,110
Operating income	$6,079	$7,637

Operating income as % of revenues	14.7%	18.1%
Process Products revenues decreased by $752 or 1.8%, in the six months ended January 1, 2011 when compared to the six months ended December 31, 2009. The decrease in Process Products revenue is primarily attributable to varying economic conditions around the world and project timing delays to accommodate our customers which postponed revenue recognition.
Process Products operating income in the six months ended January 1, 2011 decreased by $1,558 compared to the six months ended December 31, 2009. As a percentage of Process Products revenues, operating income was 14.7% in the six months ended January 1, 2011 compared to 18.1% in the six months ended December 31, 2009. The decrease in operating income and operating income as a percentage of sales is primarily related to external pricing pressures, a change in our product mix, and warranty charges.
Environmental Systems
Our Environmental Systems segment represented 22.3% and 24.6% of our revenues for the six months ended January 1, 2011 and December 31, 2009, respectively.
The following table summarizes Environmental Systems revenues and operating income:

	Six months ended
	January 1,	December 31,
	2011	2009

Revenues	$11,897	$13,750
Operating income	$1,424	$3,193

Operating income as % of revenues	12.0%	23.2%
Revenues from Environmental Systems decreased $1,853, or 13.5% in the six months ended January 1, 2011, when compared to the six months ended December 31, 2009. The decrease in Environmental Systems revenue for the six months ended January 1, 2011, is attributable to decreased demand driven by a reduction in domestic power consumption.
Environmental Systems operating income in the six months ended January 1, 2011 decreased $1,769 or 55.4% compared to the six months ended December 31, 2009. The decrease was attributable to the decreased revenue in the six months ended January 1, 2011 combined with an increase in contract-related charges.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
Corporate Level Expenses
Corporate level expenses were $7,796 and $7,679 for the six months ended January 1, 2011 and December 31, 2009, respectively. Corporate level general and administrative expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion on these expenses.
Contingencies
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 8 of the consolidated financial statements.
Backlog
Our backlog of uncompleted orders was approximately $99,000 at January 1, 2011, compared to $96,000 at June 30, 2010. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at January 1, 2011, we estimate approximately 80% will be completed during the next twelve months.
Financial Position
Assets. Total assets decreased by $5,944, or 4.2%, from $143,081 at June 30, 2010, to $137,137 at January 1, 2011. On January 1, 2011, we held cash and cash equivalents of $21,760, had working capital of $42,931 and a current liquidity ratio of 2.3-to-1.0. This compares with cash and cash equivalents of $24,271, working capital of $48,000, and a current liquidity ratio of 2.4-to-1.0 at June 30, 2010.
Liabilities and Equity. Total liabilities decreased by $9,145, or 10.6%, from $85,934 at June 30, 2010 to $76,786 at January 1, 2011. The decrease in our total liabilities is attributed to the principal reduction of our senior term loan and by the fair value adjustment of the Derivative Liability offset by an increase in our trade accounts payable.
The increase in our stockholder’s equity of $3,204, or 5.6%, from $57,147 at June 30, 2010 to $60,351 at January 1, 2011 is attributable to our net earnings for the six months ended January 1, 2011, stock compensation awards, stock option activity, and the conversion of 500 shares of preferred stock. Our ratio of debt (total liabilities)-to-equity decreased from 1.5-to-1.0 at June 30, 2010 to 1.3-to-1.0 at January 1, 2011.
Liquidity and Capital Resources
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At January 1, 2011, the balance of these working capital accounts was $17,558 compared to $25,266 at June 30, 2010, reflecting a decrease of our investment in these working capital items of $7,708.
Our cash and cash equivalents were $21,760 as of January 1, 2011 compared to $24,271 at June 30, 2010. During the six months ended January 1, 2011, cash provided by operating activities was $6,367 compared to cash provided by operating activities of $4,622 for the six months ended December 31, 2009. Cash provided by operating activities primarily related to changes in accounts receivable in the current period and accounts payable in the prior period.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
Cash used in investing activities was $2,678 for the six months ended January 1, 2011, compared to cash provided by investing activities of $944 for the six months ended December 31, 2009. Cash used in investing activities during the six months ended January 1, 2011 related primarily to purchases of property and equipment and intangible assets. This was partially offset by a reduction in cash restricted to serve as collateral against open letters of credit of $396.
Cash used in financing activities during the six months ended January 1, 2011 was $6,792, compared to cash used in financing activities of $6,007 during the six months ended December 31, 2009. The cash used in financing activities for the six months ended January 1, 2011 primarily related to principal payments on the senior term loan and the payment of cash dividends to our Preferred Stock holders. During the quarter ended January 1, 2011, holders of Preferred Stock converted 500 shares of Preferred Stock into 62,500 shares of the Company’s common stock. As a result, we are no longer obligated to pay quarterly dividends on the converted shares of Preferred Stock.
As a result of the events described above, our cash and cash equivalents during the six months ended January 1, 2011 decreased by $2,511 compared to an increase of $336 during the six months ended December 31, 2009.
We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.
Interest Rate Risk
We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At January 1, 2011, we had $13,221 of outstanding borrowings under this Agreement. Currently we have an interest rate cap transaction with a notional amount of $5,000, or 37.8% of our variable rate debt. This cap instrument complies with our obligation under our Senior Secured Credit Agreement.
Foreign Currency Risk
Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed principally in the local currency and therefore provide a “natural hedge” against currency fluctuations. The impact of currency exchange rate movements on inter-company transactions has historically been immaterial. We did not have any currency derivatives outstanding as of, or during the six months ended January 1, 2011.
Derivative Liability Risk
We have not entered into financial instruments for speculative or trading purposes. However, the conversion rights and redemption options of our Preferred Stock are classified as an embedded derivative, and as a result, are marked to market to reflect fair value of the embedded derivative at each reporting period. The fair value of the embedded derivative is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the Preferred Stock, the expected volatility of our common stock price and our common stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in these factors may have a material impact on our net income and the Derivative Liability recorded on our Consolidated Balance Sheets. Consequently, our financial statements may vary periodically based on factors other than the Company’s revenues and expenses. Changes in the estimated fair value of the embedded derivative do not have an impact on our cash flows.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)

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
During the six months ended January 1, 2011, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007 and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company appealed the ruling by the District Court, which dismissed third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. On June 18, 2010, the Kansas Court of Appeals affirmed the decision of the District Court, granting the motion for dismissal of Controls International, Inc. The Company filed a motion for rehearing with the Kansas Court of Appeals and filed a petition for review with the Kansas Supreme Court on July 2, 2010, requesting the reconsideration and reversal of the Kansas Court of appeals decision to dismiss Controls International, Inc. The Kansas Court of Appeals denied the motion for rehearing. At January 1, 2011, we have accrued $100 for the applicable insurance deductible relating to this claim. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation, as it is still in discovery. At this time, we believe MMPP’s claims are without merit and we intend to vigorously defend this suit.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 11, 2010, a holder of Preferred Stock converted 500 shares of Preferred Stock into 62,500 shares of the Company’s common stock. The converted shares of Preferred Stock had an original issue price of $1,000 per share and were converted at a conversion price of $8.00 per share of Common Stock. The conversion was exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The Company did not receive any cash proceeds from the conversion of the Preferred Stock.

Item 6.	Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

PMFG, Inc. and Subsidiaries
January 1, 2011
(In thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.
Date: February 9, 2011	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2011	/s/ Henry G. Schopfer, III
Henry G. Schopfer, III
Chief Financial Officer (Principal Financial and Accounting Officer)