Form 10-Q
period 2011-04-02
PMFG, Inc.
filed 2011-05-12
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on May 6, 2011, was 17,543,696.

FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	adverse changes in the current global economic environment or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;
•	the impact of the current global credit crisis, including the impact on the trading price of our common stock and our ability and our customers’ ability to access capital markets;
•	changes in the price, supply or demand for fuels such as natural gas, bio-fuel, oil and coal;
•	changes in current environmental legislation;
•	compliance with United States and foreign laws and regulations applicable to our international operations, including export control and economic sanctions laws and regulations which are complex, change frequently and have tended to become more stringent over time;
•	changes in competition;
•	changes in demand for our products;
•	the effects of the United States’ involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts;
•	changes in our ability to conduct business outside the United States, including changes in foreign laws and regulations;
•	risks associated with our indebtedness;
•	risks associated with our product warranties;
•	the effects of natural disasters; and
•	loss of the services of any of our senior management or other key employees.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2010. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	April 2,	June 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,770	$24,271
Restricted cash	3,129	5,868
Accounts receivable, principally trade — net of allowance for doubtful accounts of $852 and $886 at April 2, 2011 and June 30, 2010, respectively	30,219	27,310
Inventories — net	6,147	7,220
Costs and earnings in excess of billings on uncompleted contracts	12,914	13,560
Deferred income taxes	2,066	2,066
Other current assets	4,191	2,011

Total current assets	77,436	82,306

Property, plant and equipment — net	9,150	7,506
Intangible assets — net	22,070	21,781
Goodwill	29,702	29,702
Other assets	992	1,786

Total assets	$139,350	$143,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,006	$10,180
Current maturities of long-term debt	1,950	4,000
Billings in excess of costs and earnings on uncompleted contracts	4,921	5,424
Commissions payable	1,987	1,932
Income taxes payable	—	717
Accrued product warranties	2,713	2,480
Customer deposits	2,150	2,481
Accrued liabilities and other	5,545	7,092

Total current liabilities	34,272	34,306

Long-term debt	10,621	16,221
Deferred income taxes	8,603	8,548
Derivative liability	534	25,916
Other non-current liabilities	950	943

Commitments and contingencies

Preferred stock — authorized, 5,000,000 shares of $0.01 par value; issued and outstanding, 300 and 21,140 shares at April 2, 2011 and June 30, 2010, respectively	—	—

Stockholders’ equity:
Common stock — authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 17,541,867 and 14,734,323 shares at April 2, 2011 and June 30, 2010, respectively	175	147
Additional paid-in capital	48,010	27,240
Retained earnings	36,145	31,142
Accumulated other comprehensive loss	(1,324)	(2,283)

Total PMFG, Inc. stockholders’ equity	83,006	56,246
Noncontrolling interest	1,364	901

Total equity	84,370	57,147

Total liabilities and equity	$139,350	$143,081

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenue	$33,985	$32,221	$87,240	$88,081
Cost of goods sold	23,289	20,544	59,677	56,369

Gross profit	10,696	11,677	27,563	31,712

Operating expenses
Sales and marketing	3,396	2,684	8,918	8,261
Engineering and project management	2,316	1,897	6,158	5,525
General and administrative	4,154	3,556	11,950	11,235

	9,866	8,137	27,026	25,021

Operating income	830	3,540	537	6,691

Other income (expense)
Interest income	5	5	24	23
Interest expense	(406)	(561)	(1,916)	(2,463)
Loss on extinguishment of debt	—	—	—	(1,303)
Foreign exchange gain	248	163	424	978
Change in fair value of derivative liability	4,549	3,623	6,419	(4,689)
Other income (expense), net	—	10	—	(231)

	4,396	3,240	4,951	(7,685)

Earnings (loss) before income taxes	5,226	6,780	5,488	(994)
Income tax (expense) benefit	(264)	(1,044)	350	(1,282)

Net earnings (loss)	$4,962	$5,736	$5,838	$(2,276)

Less net income (loss) attributable to noncontrolling interest	$(13)	$(18)	$119	$(77)

Net earnings (loss) attributable to PMFG, Inc.	$4,975	$5,754	$5,719	$(2,199)

Dividends on preferred stock	$(85)	$(313)	$(717)	$(728)

Earnings (loss) applicable to PMFG, Inc. common stockholders	$4,890	$5,441	$5,002	$(2,927)

Basic earnings (loss) per common share	$0.28	$0.33	$0.29	$(0.22)

Diluted earnings (loss) per share	$0.27	$0.32	$0.28	$(0.22)

Weighted-average shares outstanding:
Basic	16,977	13,703	15,591	13,377
Effect of dilutive options and restricted stock	554	462	542	—

Diluted	17,531	14,165	16,133	13,377

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share amounts)

	Nine months ended
	April 2,	March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$5,838	$(2,276)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,226	1,271
Amortization of deferred financing costs	778	458
Amortization of other intangible assets	811	777
Loss on extinguishment of debt	—	1,303
Deferred income taxes	55	(1,134)
Deferred rent expense	7	(232)
Bad debt expense	7	229
Provision for warranty expense	1,080	1,251
Inventory valuation reserve	43	512
Foreign exchange gain	(424)	(978)
Change in fair value of derivative liability	(6,419)	4,689
Excess tax benefits from stock-based payment arrangements	(321)	(44)
Stock-based compensation	1,165	969
Changes in operating assets and liabilities:
Accounts receivable	(2,916)	3,581
Inventories	1,039	1,357
Costs and earnings in excess of billings on uncompleted contracts	885	1,811
Other current assets	(561)	900
Other assets	175	(117)
Accounts payable	4,893	(2,105)
Billings in excess of costs and earnings on uncompleted contracts	(503)	(1,566)
Commissions payable	55	(633)
Income taxes payable	(2,012)	803
Product warranties	(847)	(209)
Accrued liabilities and other	(1,804)	(4,810)

Net cash provided by operating activities	2,250	5,807

Cash flow from investing activities:
Decrease (increase) in restricted cash	2,894	(3,535)
Purchases of property and equipment	(2,811)	(427)
Acquisition of intangibles	(1,100)	(749)
Proceeds from liquidation of equity method investment	—	2,439

Net cash (used in) investing activities	(1,017)	(2,272)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	15,928
Net proceeds from issuance of preferred stock and warrants	—	19,235
Payment of debt issuance costs	(158)	(552)
Payment of long-term debt	(7,650)	(33,779)
Equity contribution from noncontrolling interest	344	920
Dividends paid on preferred stock	(717)	(728)
Proceeds from exercise of stock options	350	—
Excess tax benefits from stock-based payment arrangements	321	—

Net cash (used in) provided by financing activities	(7,510)	1,024
Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Continued
(In thousands, except share amounts)

	Nine months ended
	April 2,	March 31,
	2011	2010
	(unaudited)

Effect of exchange rate changes on cash and cash equivalents	776	764

Net (decrease) increase in cash and cash equivalents	(5,501)	5,323

Cash and cash equivalents at beginning of period	24,271	17,738

Cash and cash equivalents at end of period	$18,770	$23,061

Supplemental information on cash flow:
Income taxes paid	$1,300	$2,136
Interest paid	$1,109	$1,259
During the nine months ended April 2, 2011, holders of Preferred Stock converted 20,840 shares of Preferred Stock into 2,605,000 shares of the Company’s common stock. This was a non cash financing activity and as a result, the Company is no longer obligated to pay quarterly dividends on the converted shares of Preferred Stock.
See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries
Unaudited Consolidated Statement of Equity and Comprehensive Income (Loss)
(In thousands)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance at June 30, 2010	14,734	$147	$27,240	$31,142	$(2,283)	$56,246	$901	$57,147

Comprehensive income
Net earnings				5,719		5,719	119	5,838
Foreign currency translation adjustment					959	959		959

Total comprehensive income						6,678	119	6,797

Stock grants	101	1	1,164			1,165		1,165
Preferred stock conversion	2,605	26	18,937			18,963		18,963
Stock options exercised	102	1	349			350		350
Excess tax benefits from stock-based payment arrangements			320	1		321		321
Contributions from noncontrolling interest in subsidiary							344	344

Preferred stock dividends				(717)		(717)		(717)

Balance at April 2, 2011	17,542	$175	$48,010	$36,145	$(1,324)	$83,006	$1,364	$84,370

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of April 2, 2011 and for the three and nine months ended April 2, 2011 and March 31, 2010 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The June 30, 2010 consolidated financial statements are derived from the audited consolidated June 30, 2010 financial statements included in the June 30, 2010 Form 10-K. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Basis of Consolidation
The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless Manufacturing (Zhenjiang) Co. Ltd (“PMZ”). The non-controlling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statements of Operations. On July 15, 2010, the Company formed a new wholly-owned subsidiary, Peerless Asia Pacific Pte. Ltd. (“Peerless Asia Pacific”), which replaced the former Peerless Mfg. Co. regional sales office in Singapore. This entity has been consolidated in the Company’s financial statements. The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of April 2, 2011, cash held in the United States exceeded federally insured limits by $10,284. The Company has not experienced any losses related to this cash concentration.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
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
Intangible assets subject to amortization include licensing agreements and customer relationships. These intangible assets are amortized over their useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets considered to have indefinite lives are trade names and design guidelines. The Company evaluates the recoverability of intangible assets annually, during the fourth quarter, or whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Convertible Redeemable Preferred Stock
The Company’s Certificate of Designations setting forth the terms of our Series A Convertible Preferred Stock (“Preferred Stock”) includes redemption rights of the holders of Preferred Stock which place redemption outside of the Company’s control. The Preferred Stock has been classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statement of Equity and Comprehensive Income (Loss). The Company considers the conversion rights and redemption options of the Preferred Stock to be an embedded derivative and, as a result, the fair value of the embedded derivative is included as a derivative liability on the Consolidated Balance Sheets (the “Derivative Liability”). Because the Derivative Liability had a fair value in excess of the net proceeds received by the Company from the Preferred Stock transaction at the date of issuance, no amounts have been assigned to the Preferred Stock in the allocation of proceeds. Changes in fair value of the Derivative Liability are included in other income (expense) in the Consolidated Statements of Operations and are not taxable or deductible for income tax purposes.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the carrying values of its debt at April 2, 2011 and June 30, 2010 approximate fair value.
Revenue Recognition
The Company provides products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods. In connection with these contracts, the Company uses the percentage-of-completion method of accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, the consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenue and expenses can be made. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.
The completed contract method is applied to contracts that do not meet threshold requirements for contract amounts or contract duration. Because of the short-term nature of these contracts, the completed contract method accurately reflects the economic substance of these contracts. Revenue under the completed contract method are recognized upon shipment of the product.
Pre-contract, Start-up and Commissioning Costs
The Company does not consider the realization of any individual sales order as probable prior to order acceptance. Therefore, pre-contract costs incurred prior to sales order acceptance are included as a component of operating expenses when incurred. Some of the Company’s contracts call for the installation and placing in service of the product after it is distributed to the end user. The costs associated with the start-up and commissioning of these projects are estimated and recorded in cost of goods sold in the period in which the revenue is recognized. Estimates are based on historical experience and expectation of future conditions.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Warranty Costs
The Company provides to its customers product warranties for specific products during a defined period of time, generally less than 18 months after shipment of the product. Warranties cover the failure of a product to perform after it has been placed in service. The Company reserves for estimated future warranty costs in the period in which the revenue is recognized based on historical experience, expectation of future conditions, and the extent of backup concurrent supplier warranties in place. Warranty costs are included in the costs of goods sold.
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
Earnings (losses) were allocated under the two class method as follows:

	Three months ended		Nine months ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010
Common Stock	$4,730	$4,562	$4,449	$(2,199)
Preferred Stock	245	1,192	1,270	—

Total	$4,975	$5,754	$5,719	$(2,199)

Because holders of Preferred Stock do not participate in losses, 2,010,598 shares of common stock equivalents were excluded from the calculation of basic and diluted earnings per share for the nine months ended March 31, 2010. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 94,718 shares of common stock and warrants to purchase 368,100 shares of common stock were omitted from the calculation of dilutive securities for the nine months ended March 31, 2010 because they were anti-dilutive.
Income Taxes
The Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included in the Company’s consolidated balance sheets. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In the event that actual results differ from these estimates, the Company’s provision for income taxes could be materially impacted. The Company’s effective income tax rate varies primarily due to changes in the fair value of the Derivative Liability, which are not taxable or deductible for income tax purposes.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.
2. INVENTORIES, NET
Principal components of inventories, net are as follows:

	April 2,	June 30,
	2011	2010

Raw materials	$4,234	$4,443
Work in progress	2,356	3,164
Finished goods	297	361

	6,887	7,968
Reserve for obsolete and slow-moving inventory	(740)	(748)

	$6,147	$7,220

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	April 2,	June 30,
	2011	2010

Costs and earnings in excess of billings on uncompleted contracts	$12,914	$13,560
Billings in excess of costs and earnings on uncompleted contracts	(4,921)	(5,424)

	$7,993	$8,136

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	April 2,	June 30,
	2011	2010

Costs incurred on uncompleted contracts and estimated earnings	$55,004	$56,176
Less billings to date	(47,011)	(48,040)

	$7,993	$8,136

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
4. GOODWILL AND OTHER INTANGIBLE ASSETS
All goodwill and other intangible assets are allocated to the Process Products segment and are not deductible for income tax purposes.
The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows:

	Weighted-Average
	Estimated	Gross
	Useful Life	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
As of April 2, 2011:
Licensing agreements	5	$3,299	$(1,283)	$2,016
Customer relationships	13	6,890	(2,056)	4,834
Tradenames	indefinite	4,729	—	4,729
Design guidelines	indefinite	10,491	—	10,491

Total Value		$25,409	$(3,339)	$22,070

	Weighted-Average
	Estimated	Gross
	Useful Life	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
As of June 30, 2010:
Licensing agreements	5	$2,199	$(953)	$1,246
Customer relationships	14	6,890	(1,575)	5,315
Tradenames	indefinite	4,729	—	4,729
Design guidelines	indefinite	10,491	—	10,491

Total Value		$24,309	$(2,528)	$21,781

Amortization expense of $811 and $777 was recorded to the Consolidated Statements of Operations for the nine months ended April 2, 2011 and March 31, 2010, respectively. The Company’s estimated amortization for the remaining current and each of the next five fiscal years is as follows:
Estimated Amortization Expense
For the fiscal years ended

2011 (3 months)	$258
2012	1,005
2013	922
2014	555
2015	480
2016	405

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
5. ACCRUED PRODUCT WARRANTIES
Accrued product warranty activity is as follows:

	Three months ended		Nine months ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010

Balance at beginning of period	$2,361	$1,267	$2,480	$1,242
Provision for warranty expenses	519	930	1,080	1,251
Warranty charges	(167)	(400)	(847)	(696)

Balance at end of period	$2,713	$1,797	$2,713	$1,797

6. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	April 2,	June 30,
	2011	2010

Accrued start-up and commissioning expense	$1,405	$1,169
Accrued compensation	2,068	3,999
Accrued professional expenses	1,959	1,679
Other	113	245

	$5,545	$7,092

7. DEBT
Outstanding long-term debt obligations are as follows:

	April 2,	June 30,
	2011	2010

Term loan	$12,571	$20,221

Total long-term debt	12,571	20,221
Less current maturites	(1,950)	(4,000)

Total long-term debt, net of current portion	$10,621	$16,221

On May 6, 2011, the Company amended its Credit Agreement to modify the definition of Consolidated Fixed Charges to exclude distributions paid to the holders of the Preferred Stock from the definition and therefore from the consolidated fixed charge ratio. This amendment also waives any noncompliance or default by the Company with its current financial covenants, including its consolidated fixed charge coverage ratio and its consolidated total leverage ratio during the quarter ended April 2, 2011.
On December 29, 2010, the Company entered into an amendment (the “Fifth Amendment”) to its Credit Agreement. The Fifth Amendment refinances the Company’s existing debt and extends the maturity date of the revolving credit facility to April 30, 2012, and the senior term loan to January 1, 2016. The Fifth Amendment also enhances the Company’s financial flexibility by relaxing the Company’s consolidated total leverage (“CTL”) and consolidated fixed charge coverage (“FCC”) ratio covenants for the remaining terms of the senior term loan and revolving credit facility. As amended, as of the last day of a fiscal quarter, the Company’s CTL ratio may be no more than 3.25 to 1.00 for the quarter ended April 2, 2011, and 3.00 to 1.00 for the quarters ending July 2, 2011 and

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
thereafter, and the Company’s FCC ratio may be no less than 1.15 to 1.00 for the quarter ended April 2, 2011 and 1.25 to 1.00 for quarters ending July 2, 2011 and thereafter. The Fifth Amendment also redefined the Company’s FCC to exclude certaincapital expenditures from consolidated fixed charges. The Company must also maintain a minimum base adjusted net worth of not less than $65,000 plus 50% of consolidated net income for each fiscal quarter, commencing with the quarter ended on April 2, 2011. In connection with the Amendment, the Company made an additional $5,000 principal payment of the senior term loan in December 2010.
The Fifth Amendment excludes from consolidated net income any non-cash fair value adjustments related to the Derivative Liability for purposes of determining the Company’s excess cash flow each fiscal year, and permits the Company to make intercompany loans and investments in its China operations and facility, subject to certain limitations.
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
Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option (5.75% at April 2, 2011 and 5.25% at June 30, 2010). The Credit Agreement requires payments on the senior term loan of equal quarterly principal installments of $650, to be paid on the first day of each fiscal quarter, commencing on April 3, 2011, with the balance of the senior term loan due at maturity.
At April 2, 2011, there was $6,695 borrowing availability after the borrowing base was adjusted for $6,476 in outstanding letters of credit. At April 2, 2011 and June 30, 2010 there were no outstanding borrowings under the revolving credit facility.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company. In addition to the CTL and FCC ratio covenants, the Credit Agreement contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. As of April 2, 2011, the Company was in compliance with all covenants in its Credit Agreement.
The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2010, 2009 and 2008 and will amortize $4,500 on October 3, 2011 and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At April 2, 2011 the Interest Rate Cap Transaction has an estimated fair market value of $0.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
7. DEBT — CONTINUED
The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6,000 ($9,669) at April 2, 2011 and £4,700 ($7,083) at June 30, 2010. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £1,800 ($2,901) at April 2, 2011 and £2,850 ($4,258) at June 30, 2010, which is recorded as restricted cash on the Consolidated Balance Sheets. At April 2, 2011, there was £4,097 ($6,602) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2010, there was £2,658 ($4,209) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under the U.K. subsidiary’s debenture agreement at April 2, 2011 or June 30, 2010.
8. COMMITMENTS AND CONTINGENCIES
Litigation
In June 2010, the Company received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company is in the process of assessing the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by the Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the Company is still investigating the merits of the claim and the facts and circumstances surrounding the claim. No amount has been accrued in the financial statements for this claim as of April 2, 2011. At this time, no lawsuit has been filed by the customer and the Company does not believe at this time that it will have any additional losses or claims against the former Nitram stockholders that are in excess of the amount already claimed or accrued.
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. The Company’s motion to dismiss the complaint for improper venue was granted on December 11, 2007. On February 20, 2008, MMPP filed a new action in the District Court of Johnson County, Kansas, the venue referenced in the purchase order pursuant to which the skid was purchased by MMPP from the Company. In this complaint, MMPP asserted the same claims as described above. MMPP has made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. The Company is currently appealing a ruling by the District Court, which dismissed a third party defendant, Controls International, Inc., the manufacturer of a valve used on the skid. The Company filed its appeal on July 24, 2009. On June 18, 2010, the Kansas Court of Appeals affirmed the decision of the District Court, granting the motion for dismissal of Controls International, Inc. The Company filed a motion for rehearing with the Kansas Court of Appeals and filed a petition for review with the Kansas Supreme Court on July 2, 2010, requesting the reconsideration and reversal of the Kansas Court of Appeals decision to dismiss Controls International, Inc. The Kansas Court of Appeals denied the motion for rehearing. As of the June 30, 2010 and April 2, 2011, the Company has recorded an accrual of $100 related to the insurance deductible as a component of its warranty liability and reserved $487 against retention receivables related to the MMPP jobs. At this time, the Company cannot estimate any potential finalrange of loss resulting from this litigation as it is still in discovery. Management believes that MMPP’s claims are without merit and intends to vigorously defend this suit.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
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
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street plant in Wichita Falls and groundwater concerns at the Jacksboro Highway plant in Wichita Falls and the Cisco plants. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco plants indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street Plant in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site for an additional five years. The total costs accrued are $175 at April 2, 2011 and June 30, 2010, which have been discounted using a rate of 3.25%. The Company believes that the cost of the monitoring will be approximately $10 per year until complete. The Company may also incur additional costs in calendar year 2011 related to the installation of four new test wells at the Vermont Street Plant and the preparation of environmental reports, which the Company believes may cost approximately $90 in the aggregate. The Company expects that the monitoring will continue for a period not to exceed five years. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under our purchase agreement with Nitram’s former stockholders in the amount of $655. Funds have been deposited into an escrow account that may be used to reimburse these costs.
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
April 2, 2011
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
The Preferred Stock is immediately convertible, at the option of the holder, into shares of common stock at an initial conversion price of $8.00 per share, subject to certain anti-dilution adjustments (the “Conversion Price”). The Conversion Price will be adjusted for stock splits, dividends and the like and in the event the Company issues and sells its equity securities at a price below the Conversion Price. There have been no adjustments to the Conversion Price, which remains $8.00 per share. In addition, in some circumstances, the holders of Preferred Stock will be entitled to participate in an offering by the Company of its equity securities or securities convertible into or exchangeable for its equity securities, subject to certain exceptions, including any public offering of its common stock.
Holders of the Preferred Stock are entitled to quarterly dividends at an annual rate of 6.0%. In the event the Company fails to fulfill its obligations under the Preferred Stock, the dividend rate will increase to an annual rate of 8.0%. All dividends will be cumulative and compound quarterly and may be paid, at the option of the Company, in cash or common stock, or a combination of the two. If the Company elects to issue shares of common stock as dividend payments, the value per share will be equal to 85% of the volume weighted average price per share (“VWAP”) of the common stock for the fifteen days preceding, but not including, the date of such payments. The Company paid $728 and $717 of cash dividends during the nine months ended March 31, 2010 and April 2, 2011, respectively.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
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
Other Obligations
As required by the Purchase Agreement, the Company filed a registration statement following the closing of the offering to register the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants. The registration statement was declared effective on November 25, 2009. In certain circumstances, should the registration cease to become effective, the Company would be liable for damages equal to 1% per month of the aggregate purchase price paid by the Purchasers. At April 2, 2011, the Company does not consider this liability to be probable and has not recorded any amount on the Consolidated Balance Sheets.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
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

Preferred Stock Conversions
During the nine months ended April 2, 2011, holders of Preferred Stock converted 20,840 shares of Preferred Stock into 2,605,000 shares of the Company’s common stock. 20,340 of the converted Preferred Stock shares were converted during the three months ended April 2, 2011 into 2,542,500 shares of the Company’s common stock.
See Note 12 for discussion of fair value measurements.
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
The rights plan includes an exchange option. In general, after the rights become exercisable, the Board of Directors may, at its discretion, effect an exchange of part or all of the rights (other than rights that have become void) for shares of the Company’s common stock. Under this option, the Company would issue one share of common stock for each right, subject to adjustment in certain circumstances.
The Board of Directors may, at its discretion, redeem all outstanding rights for $0.001 per right at any time prior to the time the rights become exercisable. The rights will expire on August 15, 2018, unless earlier redeemed, exchanged or amended by the Board of Directors.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
11. STOCK-BASED COMPENSATION
The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended April 2, 2011 and March 31, 2010:

	Nine months ended
	April 2,		March 31,
	2011		2010
	Number of	Fair Value	Number of	Fair Value
Grant Type	Shares Granted	of Grant	Shares Granted	of Grant

Common stock	36,000	$523	36,000	$315
Restricted stock	64,887	$968	111,550	$1,038
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
The Company considers the conversion rights and redemption options of the Preferred Stock to be embedded derivatives, and, as a result, the fair value of the Derivative Liability is reported on the Consolidated Balance Sheets. The Company values the Derivative Liability using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. At certain common stock price points within the Monte Carlo simulation, the Company assumes holders of Preferred Stock will convert their shares of Preferred Stock into shares of the Company’s common stock. In estimating the fair value at April 2, 2011, the Company estimated future volatility by calculating a blended volatility rate which considered the historic volatility of the Company’s stock and the historic volatility of the stock of a selected peer group over a five year period. For the three and nine months ended April 2, 2011, a decrease in fair value of $4,549 and $6,419, respectively, was recorded in Other income (expense) in the Consolidated Statements of Operations.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
(In thousands, except share and per share amounts)
12. FAIR VALUE MEASUREMENTS — CONTINUED
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Total
	April 2, 2011	Level 1	Level 2	Level 3
Derivatives related to conversion and redemption rights	$(534)	$—	$—	$(534)
The following is a summary of changes to fair value measurements using Level 3 inputs (as reclassified) during the nine months ended April 2, 2011:

Balance, June 30, 2010	$(25,916)
Change in fair value of derivative liability	6,419
Preferred stock conversion	18,963

Balance, April 2, 2011	$(534)

13. SEGMENT INFORMATION
The Company has two reportable segments: Process Products and Environmental Systems. The Process Products segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The main product of the Environmental Systems segment is its Selective Catalytic Reduction Systems, referred to as “SCR systems.” These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions into nitrogen and water, and reducing air pollution from exhaust gases caused by burning hydrocarbon fuels such as coal, bio-fuels, natural gas and oil. Along with the SCR Systems, this segment offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system.
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three and nine months ended April 2, 2011 and March 31, 2010 are presented below. The Company does not allocate Corporate level general and administrative expenses, assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting, and therefore this information is not presented.

	Three months ended		Nine months ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010
Revenue
Process Products	$23,524	$23,836	$64,882	$65,946
Environmental	10,461	8,385	22,358	22,135

Consolidated	$33,985	$32,221	$87,240	$88,081

Operating income
Process Products	$2,720	$4,391	$8,800	$12,028
Environmental	2,264	2,705	3,687	5,898
Corporate level expenses	(4,154)	(3,556)	(11,950)	(11,235)

Consolidated	$830	$3,540	$537	$6,691

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto included in Item 1 of this Report. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended June 30, 2010. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.
We begin this discussion with an overview of our Company to give you an understanding of our business and the markets we serve. This overview is followed by a discussion of our results of operations for the three and nine months ended April 2, 2011 and March 31, 2010, including a discussion of significant period-to-period variances. We also include information regarding our two reportable segments: Process Products and Environmental Systems. We then discuss our financial condition at April 2, 2011 with a comparison to June 30, 2010. This discussion includes information regarding our liquidity and capital resources, including cash flows from operating, investing and financing activities.
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
Our products and systems are marketed worldwide. In each of the last three fiscal years, approximately 35% of our revenue was from international sales. We expect our international sales to continue to be an increasingly important part of our business.
Recent Developments
During the nine months ended April 2, 2011, the holders of 20,840 shares of Preferred Stock elected to convert their Preferred Stock into 2,605,000 shares of the Company’s common stock at the initial conversion price of $.00 per share. Of those conversions, 20,340 shares of Preferred Stock were converted into 2,542,500 shares of common stock during the three months ended April 2, 2011. At April 2, 2011, 300 shares of Preferred Stock remained issued and outstanding.
On April 20, 2011, we announced that Henry G. Schopfer resigned as the Chief Financial Officer of the Company, effective April 22, 2011. We also announced the appointment of Ronald L. McCrummen to the position of Vice President and Chief Financial Officer. Prior to joining the Company, Mr. McCrummen served as the Senior Vice President and Chief Accounting Officer of Dean Foods, Inc. from 2004 thru 2010 and was a partner with Ernst and Young, LLP from 1998 through 2004.
On May 6, 2011, we entered into an amendment of our Revolving Credit and Term Loan Agreement, dated April 30, 2008, among Peerless Mfg. Co., PMC Acquisition, Inc., the Company, the other borrowers party thereto, Comerica Bank and other lenders party thereto (the “Credit Agreement”). The purpose of the amendment is to modify the definition of Consolidated Fixed Charges to exclude distributions paid to the holders of the Company’s Series A convertible Preferred Stock from the definition and therefore from the consolidated fixed charge ratio. On December 29, 2010, we entered into an amendment to our Credit Agreement. The amendment refinances our existing debt and extends the maturity date of the revolving credit facility to April 30, 2012 and the senior secured term loan to January 1, 2016.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
On July 12, 2010, we entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO Global Clean Energy, LLC, a Texas limited liability company (“CEFCO”). Pursuant to the License Agreement and subject to the terms and conditions set forth therein, we were granted exclusive manufacturing rights in the continental United States to manufacture equipment and process units incorporating CEFCO’s multi-stage apparatus used in the selective capture and removal of purified carbon gas, including NOx, SOx, CO2 and Hg, and the sequential capture and removal of mercury, metal, and particulate aerosols. The captured pollutants may subsequently be converted into various high-grade end products through chemical conversion in a recirculating and regenerating system and may then be commercially sold by an end-user or operator.
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
Results of Operations
The following summarizes our consolidated statements of operations as a percentage of revenue:

	Three months ended		Nine months ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.5	63.8	68.4	64.0

Gross profit	31.5	36.2	31.6	36.0
Operating expenses	29.0	25.3	31.0	28.4

Operating income	2.5	10.9	0.6	7.6
Other income (expense)	12.9	10.1	5.7	(8.7)

Earnings (loss) before income taxes	15.4	21.0	6.3	(1.1)
Income tax expense	(0.8)	(3.2)	0.4	(1.5)

Net earnings (loss)	14.6%	17.8%	6.7%	(2.6)%

Less net (loss) earnings attributable to noncontrolling interest	—	(0.1)	0.1	(0.1)

Net earnings (loss) attributable to PMFG, Inc.	14.6	17.9	6.6	(2.5)
Dividends on preferred stock	(0.3)	(1.0)	(0.8)	(0.8)

Earnings (loss) applicable to PMFG, Inc. common stockholders	14.3%	16.9%	5.8%	(3.3)%

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

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Sales and marketing expenses also include travel and entertainment, promotions, trade shows, seminars and other programs, and sales commissions paid to independent sales representatives.
Engineering and project management expenses include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.
General and administrative costs include payroll, employee benefits, stock-based compensation and other employee-related costs associated with executive management, finance, accounting, human resources, information systems, and other administrative employees. General and administrative costs also include facility costs, insurance, professional services, and other administrative fees.
Three Months Ended April 2, 2011 Compared to Three Months Ended March 31, 2010
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
Results of Operations — Consolidated
In fiscal 2010, we had significant warranty claims associated with two sales orders. Based on our extensive historical performance, we believe these types of occurrences to be infrequent in nature and have no expectation of a similar recurrence in future periods. Additionally, based on improved information regarding claims history, we anticipate warranty provisions in fiscal 2011 to be greater than those reported in fiscal 2008 or fiscal 2009, but do not expect them to be at the same level as fiscal 2010. The expected reduction in warranty provision in fiscal 2011 is based on the impact of the two orders, which we do not expect to repeat.
Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue. The following summarizes consolidated revenue:

	Three months ended
	April 2,		March 31,
		% of Total		% of Total
	2011	Revenue	2010	Revenue

Domestic	$22,122	65.1%	$21,108	65.5%
International	11,863	34.9%	11,113	34.5%

Total	$33,985	100.0%	$32,221	100.0%

Total revenue increased $1,764, or 5.5%, for the three months ended April 2, 2011 compared to the three months ended March 31, 2010 as domestic revenue increased $1,014, or 4.8%, and international revenue increased $750, or 6.7%. The increase in domestic revenue was attributable to completion of backlogged projects and the increase in international revenue was the result of a combination of growth in the Asian and South American markets and our strategic decision to increase our focus in the international markets.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily sales volume, shifts in our product mix, material cost changes, and warranty and start-up and commissioning costs. Shifts in the geographic composition of our sales also can have a significant impact on our reported margins. The following summarizes revenue, cost of goods sold, and gross profit:

	Three months ended
	April 2,		March 31,
		% of Total		% of Total
	2011	Revenue	2010	Revenue

Revenue	$33,985	100.0%	$32,221	100.0%
Cost of goods sold	23,289	68.5%	20,544	63.8%

Gross profit	$10,696	31.5%	$11,677	36.2%

For the three months ended April 2, 2011, our gross profit decreased $981, or 8.4%, compared to the three months ended March 31, 2010. Our gross profit, as a percentage of revenue, decreased to 31.5% for the three months ended April 2, 2011 compared to 36.2% for the three months ended March 31, 2010. The decrease in gross profit as a percentage of revenue during the three months ended April 2, 2011 primarily related to increased pricing pressure and changes in our product mix.
Operating Expenses. The following summarizes operating expenses:

	April 2,		March 31,
		% of Total		% of Total
	2011	Revenue	2010	Revenue

Sales and marketing	$3,396	10.0%	$2,684	8.3%
Engineering and project management	2,316	6.8%	1,897	5.9%
General and administrative	4,154	12.2%	3,556	11.1%

Total	$9,866	29.0%	$8,137	25.3%

Operating expenses increased $1,729 or 21.2% for the three months ended April 2, 2011 compared to the three months ended March 31, 2010. As a percentage of revenue, these expenses increased to 29.0% during the three months ended April 2, 2011 from 25.3% during the three months ended March 31, 2010. The increase in operating expenses primarily relates to higher commission and selling related costs, higher professional fees, and higher product development costs, as well as the impact of recognizing payroll expense in the current quarter that should have been recognized in the quarter ended January 1, 2011. The timing of recognizing the payroll expense had no impact on the operating expenses for the nine months ended April 2, 2011. Our sales and marketing expenses increased $712 during the three months ended April 2, 2011 compared to the three months ended March 31, 2010 primarily due to increased commission and other selling related expenses associated with higher revenue in the current quarter. Our engineering and project management expenses increased $419 for the three months ended April 2, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in employee wages and benefits. General and administrative expenses increased $598 during the three months ended April 2, 2011 compared to the three months ended March 31, 2010, primarily due to increased consulting from tax and information technology advisors.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
Other Income and Expense. The following summarizes other income and expense:

	Three months ended
	April 2,		March 31,
		% of Total		% of Total
	2011	Revenue	2010	Revenue
Interest income	$5	—%	$5	—%
Interest expense	(406)	(1.2)%	(561)	(1.7)%
Foreign exchange gain	248	0.8%	163	0.5%
Gain on change in fair value of derivative liability	4,549	13.4%	3,623	11.2%
Other expense, net	—	—%	10	0.1%

Total other income	$4,396	12.9%	$3,240	10.1%

For the three months ended April 2, 2011, total other income (expense) items increased by $1,156, compared to the three months ended March 31, 2010. The change was primarily due to a gain on the Derivative Liability of $4,549 this quarter compared to a gain on the liability of $3,623 for the three months ended March 31, 2010.
Income Taxes. Our effective income tax rate was 5.1% and 15.4% for the three months ended April 2, 2011 and March 31, 2010, respectively. Our effective income tax rate for the three months ended April 2, 2011 and March 31, 2010, was impacted by $4,549 and $3,623 of gain, respectively, recorded to reflect the change in fair value of our Derivative Liability, which is not a taxable item for income tax purposes.
Net Earnings (Loss). Our net earnings were $4,962 during the three months ended April 2, 2011, compared to net earnings of $5,736 during the three months ended March 31, 2010 which is a decrease in earnings of $774. Basic and fully diluted earnings per share were $0.28 and $0.27 per share, respectively, for the three months ended April 2, 2011, compared to basic and diluted earnings of $0.33 and $0.32 per share, respectively, for the three months ended March 31, 2010. The decrease in the current year earnings and per share earnings resulted primarily from the decrease in gross profit as a percentage of revenue and the increase in operating expenses partially offset by the decrease in the fair value of the Derivative Liability in the current period when compared to the decrease in the fair value of the Derivative Liability for the three months ended March 31, 2010. The decrease in earnings per share resulted from decreased earnings and the conversion of preferred stock into 2,542,500 shares of common stock during the three months ended April 2, 2011.
Results of Operations — Segments
We have two lines of business: Process Products and Environmental Systems. Revenue and operating income in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“US GAAP”). Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately.
Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. Process Products represented 69.2% and 74.0% of our revenue for the three months ended April 2, 2011 and March 31, 2010, respectively.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
The following summarizes Process Products revenue and operating income:

	Three months ended
	April 2,	March 31,
	2011	2010

Revenue	$23,524	$23,836
Operating income	2,720	4,391

Operating income as % of revenue	11.6%	18.4%
Process Products revenue decreased by $312, or 1.3%, during the three months ended April 2, 2011 compared to the three months ended March 31, 2010.
Process Products operating income for the three months ended April 2, 2011 decreased $1,671, or 38.1%, compared to the three months ended March 31, 2010. As a percentage of Process Products revenue, operating income was 11.6% and 18.4% for the three months ended April 2, 2011 and March 31, 2010, respectively. The decrease in operating income as a percentage of revenue is primarily related to the external pricing pressures of the global market, a shift in our product mix from premium separators to lower margin standard models, and increased warranty costs.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 30.8% and 26.0% of our revenue for the three months ended April 2, 2011 and March 31, 2010, respectively.
The following summarizes Environmental Systems revenue and operating income:

	Three months ended
	April 2,	March 31,
	2011	2010

Revenue	$10,461	$8,385
Operating income	2,264	2,705

Operating income as % of revenue	21.6%	32.3%
Revenue from Environmental Systems increased $2,076, or 24.8%, during the three months ended April 2, 2011 compared to the three months ended March 31, 2010. The increase in the Environmental Systems segment revenue for the three months ended April 2, 2011 is attributable to completion of backlogged projects.
Environmental Systems operating income for the three months ended April 2, 2011 decreased $441, or 16.3%, compared to the three months ended March 31, 2010. As a percentage of Environmental Systems revenue, operating income decreased to 21.6% during the three months ended April 2, 2011 from 32.3% for the three months ended March 31, 2010. A more competitive pricing environment and a change in geographic mix resulted in a decrease in operating income as a percentage of revenue for the three months ended April 2, 2011 compared to the three months ended March 31, 2010.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
Corporate Level Expenses
Corporate level general and administrative expenses were $4,154 and $3,556 for the three months ended April 2, 2011 and March 31, 2010, respectively. These expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion.
Nine Months Ended April 2, 2011 Compared to nine Months Ended March 31, 2010
Results of Operations — Consolidated
In fiscal 2010, we had significant warranty claims associated with two sales orders. Based on our extensive historical performance, we believe these types of occurrences to be infrequent in nature and have no expectation of a similar recurrence in future periods. Additionally, based on improved information regarding claims history, we anticipate warranty provisions in fiscal 2011 to be greater than those reported in fiscal 2008 or fiscal 2009, but do not expect them to be at the same level as fiscal 2010. The expected reduction in warranty provision in fiscal 2011 is based on the impact of the two orders, which we do not expect repeat.
Revenue. The following table summarizes consolidated revenue:

	Nine months ended
	April 2,		March 31,
		% of Total		% of Total
	2011	Revenue	2010	Revenue

Domestic	$55,133	63.2%	$59,795	67.9%
International	32,107	36.8%	28,286	32.1%

Total	$87,240	100.0%	$88,081	100.0%

We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue. Revenue generated by orders originating from a country other than the United States is classified as international revenue.
For the nine months ended April 2, 2011, total revenue decreased $841, or 1.0%, compared to the nine months ended March 31, 2010. Domestic revenue decreased $4,662, or 7.8%, in the nine months ended April 2, 2011 when compared to the nine months ended March 31, 2010. International revenue increased $3,821, or 13.5%, in the nine months ended April 2, 2011 when compared to the nine months ended March 31, 2010. The decline in domestic revenue was offset by an increase in international revenue. This increase was the result of a combination of growth in the Asian and South American markets and our strategic decision to increase our focus in the international markets.
Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit:

	Nine months ended
	April 2,		March 31,
		% of Total		% of Total
	2011	Revenue	2010	Revenue

Revenue	$87,240	100.0%	$88,081	100.0%
Cost of goods sold	59,677	68.4%	56,369	64.0%

Gross profit	$27,563	31.6%	$31,712	36.0%

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
For the nine months ended April 2, 2011, our gross profit decreased $4,149, or 13.1%, compared to the nine months ended March 31, 2010. Our gross profit, as a percentage of revenue, decreased to 31.6% during the nine months ended April 2, 2011 compared to 36.0% for the nine months ended March 31, 2010. The decrease in gross profit as a percentage of revenue during the nine months ended April 2, 2011 primarily related to changes in our product mix and increased pricing pressure.
Operating Expenses. The following table summarizes operating expenses:

	Nine months ended
	April 2,		March 31,
		% of Total		% of Total
	2011	Revenue	2010	Revenue

Sales and marketing	$8,918	10.2%	$8,261	9.4%
Engineering and project management	6,158	7.1%	5,525	6.3%
General and administrative	11,950	13.7%	11,235	12.7%

Total	$27,026	31.0%	$25,021	28.4%

For the nine months ended April 2, 2011, our operating expenses increased by $2,005 compared to the nine months ended March 31, 2010. As a percentage of revenue, these expenses increased to 31.0% in the nine months ended April 2, 2011 from 28.4% in the nine months ended March 31, 2010. Our sales and marketing expenses increased $657 in the nine months ended April 2, 2011 compared to the nine months ended March 31, 2010 primarily due to increased commissions and employee related expenses. Our engineering and project management expense increased $633 in the nine months ended April 2, 2011 compared to the nine months ended March 31, 2010 due to an increase in employee wages and benefits and an increase in fees for professional engineering consultants. Our general and administrative expenses increased $715 in the nine months ended April 2, 2011 compared to the nine months ended March 31, 2010 due to increased professional service fees to our tax advisors and our information technology consultants.
Other Income and Expense. The following table summarizes other income and expenses:

	Nine months ended
	April 2,		March 31,
		% of Total		% of Total
	2011	Revenue	2010	Revenue
Interest income	$24	—%	$23	—%
Interest expense	(1,916)	(2.2)%	(2,463)	(2.8)%
Loss on extinguishment of debt	—	—%	(1,303)	(1.5)%
Foreign exchange gain	424	0.5%	978	1.1%
Gain (loss) on change in fair value of derivative liability	6,419	7.4%	(4,689)	(5.3)%
Other expense, net	—	—%	(231)	(0.3)%

Total other income (expense)	$4,951	5.7%	$(7,685)	(8.7)%

For the nine months ended April 2, 2011, other income (expense) increased by $12,636, from expense of $7,685 for the nine months ended March 31, 2010 to income of $4,951 in income for the nine months ended April 2, 2011. The change in other income (expense) is primarily attributable to the change in the fair value of our Derivative Liability associated with the conversion and redemption features of our Preferred Stock and the write off of $1,303 of deferred financing charges associated with the subordinated term debt that was extinguished in September 2009. The change also included a reduction of interest expense of $547 offset by a reduced gain related to foreign currency transactions of $554 during the nine months ended April 2, 2011 compared to a gain on foreign currency transactions of $978 for the nine months ended March 31, 2010. The reduction in interest expense was largely the result of extinguishing $20,000 of subordinated term debt in September 2009 and the repayment of $7,650 of senior indebtedness during the nine months ended April 2, 2011. The foreign exchange gain for the nine months ended March 31, 2010 includes $523 of accumulated foreign currency translation adjustments that were recognized upon the liquidation of our joint venture in Japan.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
Income Taxes. Our effective income tax rate was (6.4%) and (129.0%) for the nine months ended April 2, 2011 and March 31, 2010, respectively. Our effective income tax rate for the nine months ended April 2, 2011 and March 31, 2010, was impacted by $6,419 of gain and $4,689 of loss, respectively, recorded to reflect the change in fair value of our Derivative Liability, which is not a taxable item for income tax purposes.
Net Earnings. Our net earnings (loss) increased by $8,114 from a net loss of $2,276 in the nine months ended March 31, 2010, to net earnings of $5,838 in the nine months ended April 2, 2011. The primary reason for the increase in earnings was $6,419 of gain related to the change in fair value of the derivative liability for the nine months ended April 2, 2011 and $4,689 of expense related to the change in fair value of the derivative liability for the nine months ended March 31, 2010.
Basic and diluted earnings per share increased to $0.29 and $0.28 per share, respectively, for the nine months ended April 2, 2011, from a loss of ($0.22) per share for the nine months ended March 31, 2010.
Results of Operations — Segments
Process Products
Our Process Products segment represented 74.4% and 74.9% of our revenue for the nine months ended April 2, 2011 and March 31, 2010, respectively.
The following table summarizes Process Products revenue and operating income:

	Nine months ended
	April 2,	March 31,
	2011	2010

Revenue	$64,882	$65,946
Operating income	8,800	12,028

Operating income as % of revenue	13.6%	18.2%
Process Products revenue decreased by $1,064 or 1.6%, in the nine months ended April 2, 2011 when compared to the nine months ended March 31, 2010, remaining relatively consistent with the comparable nine month period from a year ago.
Process Products operating income in the nine months ended April 2, 2011 decreased by $3,228 compared to the nine months ended March 31, 2010. As a percentage of Process Products revenue, operating income was 13.6% in the nine months ended April 2, 2011 compared to 18.2% in the nine months ended March 31, 2010. The decrease in operating income and operating income as a percentage of sales is primarily related to external pricing pressures, a change in our product mix, and warranty charges.
Environmental Systems
Our Environmental Systems segment represented 25.6% and 25.1% of our revenue for the nine months ended April 2, 2011 and March 31, 2010, respectively.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
The following table summarizes Environmental Systems revenue and operating income:

	Nine months ended
	April 2,	March 31,
	2011	2010

Revenue	$22,358	$22,135
Operating income	3,687	5,898

Operating income as % of revenue	16.5%	26.6%
Revenue from Environmental Systems increased $223, or 1.0% in the nine months ended April 2, 2011, when compared to the nine months ended March 31, 2010, remaining relatively consistent with the comparable nine month period from a year ago.
Environmental Systems operating income in the nine months ended April 2, 2011 decreased $2,211 or 37.5% compared to the nine months ended March 31, 2010. The decrease was attributable to increased external pricing pressures during the nine months ended April 2, 2011 combined with an increase in contract-related charges and costs related to our agreement with CEFCO business and product development.
Corporate Level Expenses
Corporate level expenses were $11,950 and $11,235 for the nine months ended April 2, 2011 and March 31, 2010, respectively. Corporate level general and administrative expenses are excluded from our segment operating results. See “Operating Expenses” above for additional discussion on these expenses.
Contingencies
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 8 of the consolidated financial statements.
Backlog
Our backlog of uncompleted orders was approximately $93,000 at April 2, 2011, compared to $96,000 at June 30, 2010. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at April 2, 2011, we estimate approximately 80% will be completed during the next twelve months.
Financial Position
Assets. Total assets decreased by $3,731, or 2.6%, from $143,081 at June 30, 2010, to $139,350 at April 2, 2011. On April 2, 2011, we held cash and cash equivalents of $18,770, had working capital of $43,164 and a current liquidity ratio of 2.3-to-1.0. This compares with cash and cash equivalents of $24,271, working capital of $48,000, and a current liquidity ratio of 2.4-to-1.0 at June 30, 2010.
Liabilities and Equity. Total liabilities decreased by $30,954, or 36.0%, from $85,934 at June 30, 2010 to $54,980 at April 2, 2011. The decrease in our total liabilities is attributed to the principal reduction of our senior term loan and the reduction of the Derivative Liability resulting from the conversion of the Preferred Stock host instrument into common stock, offset by an increase in our trade accounts payable.
The increase in our stockholders’ equity of $27,223, or 47.6%, from $57,147 at June 30, 2010 to $84,370 at April 2, 2011 is attributable to our net earnings for the nine months ended April 2, 2011, stock compensation awards, stock option activity, and the conversion of 20,840 shares of preferred stock into 2,605,000 shares of common stock. Our ratio of debt (total liabilities)-to-equity decreased from 1.5-to-1.0 at June 30, 2010 to 0.7-to-1.0 at April 2, 2011.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
Liquidity and Capital Resources
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At April 2, 2011, the balance of these working capital accounts was $23,206 compared to $25,266 at June 30, 2010, reflecting a decrease of our investment in these working capital items of $2,060.
Our cash and cash equivalents were $18,770 as of April 2, 2011 compared to $24,271 at June 30, 2010. During the nine months ended April 2, 2011, cash provided by operating activities was $2,250 compared to cash provided by operating activities of $5,807 for the nine months ended March 31, 2010. The decrease in cash provided by operating activities primarily related to changes in accounts payable in the prior period and accounts receivable in the current period.
Cash used in investing activities was $1,017 for the nine months ended April 2, 2011, compared to cash used in investing activities of $2,272 for the nine months ended March 31, 2010. Cash used in investing activities during the nine months ended April 2, 2011 related primarily to purchases of property and equipment and intangible assets. This was partially offset by a reduction of $2,894 in cash restricted to serve as collateral against open letters of credit. During the nine months ended March 31, 2010, $2,439 of cash was provided by proceeds from the liquidation of our joint venture in Japan offset by an increase of $3,535 in cash restricted to serve as collateral against open letters of credit.
Cash used in financing activities during the nine months ended April 2, 2011 was $7,510, compared to cash provided by financing activities of $1,024 during the nine months ended March 31, 2010. The cash used in financing activities for the nine months ended April 2, 2011 primarily related to principal payments on the senior term loan and the payment of cash dividends to our Preferred Stock holders. Cash provided by financing activities for the nine months ended March 31, 2010 primarily related to $15,928 and $19,235 of proceeds from our common stock and Preferred Stock issuances, respectively, and equity contributions from our noncontrolling interest partner in our joint venture in China of $920. These proceeds were offset by $20,000 of principal payments on the subordinated term loan, $13,779 of principal payments on our senior term loan, and $728 of cash dividends paid on our Preferred Stock.
As a result of the events described above, our cash and cash equivalents during the nine months ended April 2, 2011 decreased by $5,501 compared to an increase of $5,323 during the nine months ended March 31, 2010.
We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.
Interest Rate Risk
We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At April 2, 2011, we had $12,571 of outstanding borrowings under this Agreement. Currently we have an interest rate cap transaction with a notional amount of $5,000, or 39.8% of our variable rate debt. This cap instrument complies with our obligation under our Senior Secured Credit Agreement.
Derivative Liability Risk
We have not entered into financial instruments for speculative or trading purposes. However, the conversion rights and redemption options of our Preferred Stock are classified as an embedded derivative, and as a result, are marked to market to reflect fair value of the embedded derivative at each reporting period. The fair value of the embedded derivative is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the Preferred Stock, the expected volatility of our common stock price and our common stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in these factors have historically had a material impact on our net income and the Derivative Liability recorded on our Consolidated Balance Sheets.
During the nine months ended April 2, 2011, holders of our Preferred Stock converted 20,840 shares of Preferred Stock into 2,605,000 shares of the Company’s common stock. As a result, future changes in the fair value of the remaining portion of the embedded derivative are not expected to have a material impact on our financial statements.

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
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that all information required to be disclosed in this Report has been recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Additionally, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures as defined above were effective in ensuring that all material information required to be filed in this Report has been accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, in a timely fashion to allow decisions regarding required disclosures.
During the quarter ended April 2, 2011, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes in our legal proceedings since June 30, 2010, except as described in our Quarterly Report on Form 10-Q for the period ended October 2, 2010. For additional information regarding the Company’s legal proceedings, see Item 3. Legal Proceedings of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Item 1. Legal Proceeding of Part II of our Quarterly Report on Form 10-Q for the period ended October 2, 2010.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended April 2, 2011, holders of Preferred Stock converted 20,340 shares of Preferred Stock into 2,542,500 shares of the Company’s common stock.
During the nine months ended April 2, 2011, holders of Preferred Stock converted 20,840 shares of Preferred Stock into 2,605,000 shares of the Company’s common stock. The converted shares of Preferred Stock had an original issue price of $1,000 per share and were converted at a conversion price of $8.00 per share of Common Stock. The conversions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The Company did not receive any cash proceeds from the conversions of the Preferred Stock.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)

Item 6.	Exhibits
The following exhibits are filed as part of this report.

Exhibit
No.	Exhibit

10.1	Revolving Credit and Term Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto.

10.2
Fourth Amendment to Credit Agreement, dated December 29, 2010, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2010).

10.3
Fifth Amendment to Credit Agreement, dated February 8, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 8, 2011).

10.4
Sixth Amendment to Credit Agreement, dated May 6, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2011).

10.5
Employment Agreement, dated April 25, 2011, between Peerless Mfg. Co. and Mr. Ronald L. McCrummen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2011).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and chief Financial Officer.

PMFG, Inc. and Subsidiaries
April 2, 2011
(In thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: May 11, 2011	/s/ Peter J. Burlage Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2011	/s/ Ronald L. McCrummen Ronald L. McCrummen
Chief Financial Officer
(Principal Financial and Accounting Officer)