Form 10-K
period 2011-07-02
PMFG, Inc.
filed 2011-09-14
CIK 1422862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended July 2, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate value of the voting stock held by non-affiliates of the registrant as of December 31, 2010 was approximately $288.6 million.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of September 9, 2011 was 17,676,624.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	adverse changes in the current global economic or political environment or in the markets in which we operate, including the power generation, natural gas infrastructure and petrochemical and processing industries;

•	compliance with United States and foreign laws and regulations, including export control and economic sanctions laws and regulations which are complex, change frequently and have tended to become more stringent over time;

•	changes in current environmental legislation;

•	changes in competition;

•	changes in demand for our products;

•	risks associated with our product warranties;

•	changes in the price, supply or demand for natural gas, bio fuel and oil and coal; and

•	risks associated with our indebtedness, the terms of our credit facility and our ability to raise additional capital.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Part I — Item 1A — Risk Factors” of this Form 10-K, and elsewhere in this Form 10-K. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

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
As used in this Form 10-K, references to “Company,” “we,” “us” and “our” refer to (a) PMFG, Inc. and its subsidiaries after the holding company reorganization and (b) Peerless Mfg. Co. and its subsidiaries prior to the holding company reorganization, in each case unless the context requires otherwise. Additionally, references to “PMFG” refer to PMFG, Inc. and references to “Peerless” refer to Peerless Mfg. Co., in each case unless the context requires otherwise.
In July 2010, we changed our fiscal year, which previously ended as of the last day of the month each June to a new fiscal year, which is comprised of either 52 or 53 weeks, commencing within seven days of the month-end. Beginning in fiscal 2011, our fiscal year end will be the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52 week fiscal year, each of our quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53 week fiscal year, three of our quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks. We believe that this change in fiscal year will reduce financial variability by making the quarterly periods more consistent in length.
References in this Form 10-K to fiscal 2011, fiscal 2010 and fiscal 2009 refer to our fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009, respectively. All currency amounts included in this Form 10-K are expressed in thousands, except per share amounts.
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
A demand for energy in both developed and emerging countries, coupled with the global trend toward stricter environmental regulations, drives demand for our systems and products. These trends stimulate investment, both in new power generation facilities, refineries and related infrastructure and in upgrading older facilities to extend their useful lives. Further, in response to demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner eco-fuels, such as natural gas and bio fuels. Power providers in international and domestic markets also are upgrading existing facilities and building new facilities that use nuclear power generation technology. We believe we are positioned to benefit from the increased use of both natural gas and nuclear technology.

Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 38% in fiscal 2011, compared to 35% and 34% in fiscal 2010 and 2009, respectively. We expect our international sales to continue to be an increasingly important part of our business.
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
Recent Developments
During the year ended July 2, 2011, the holders of our Series A convertible redeemable preferred stock (“Preferred Stock”) elected to convert their Preferred Stock into 2,642,500 shares of the Company’s common stock at the initial conversion price of $8.00 per share. See Note M to our consolidated financial statements included in Item 8 of this Form 10-K.
On September 12, 2011, we entered into an amendment to our Credit Agreement (the “Seventh Amendment”) to extend the maturity date of the revolving credit facility to April 30, 2013, to waive any noncompliance or default by the Company with its current financial covenants and to reduce the Consolidated Fixed Charge Coverage (“FCC”) ratio covenants.
On May 6, 2011, we entered into an amendment of our Revolving Credit and Term Loan Agreement, dated April 30, 2008, among Peerless Mfg. Co., PMC Acquisition, Inc., the Company, the other borrowers party thereto, Comerica Bank and other lenders party thereto (the “Credit Agreement”). The purpose of the amendment was to modify the definition of Consolidated Fixed Charges to exclude distributions paid to the holders of the Company’s Series A convertible Preferred Stock from the definition and therefore from the consolidated fixed charge ratio. On December 29, 2010, we entered into an amendment to our Credit Agreement. The amendment refinanced our existing debt and extended the maturity date of the revolving credit facility to April 30, 2012 and the senior secured term loan to January 1, 2016.
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
Our Industry
We primarily serve the power generation, natural gas infrastructure and refining and petrochemical processing markets. According to the Energy Information Administration, (“EIA”) worldwide marketed energy consumption is expected to increase nearly 50% from 2009 to 2035, with the most rapid growth expected in emerging economies outside the Organization for Economic Cooperation and Development (“OCED”), led by China and India. In the United States, per capita energy from 2013 to 2035 is expected to decline approximately 0.3% per year. Over the long term, increases in worldwide energy consumption drive demand for infrastructure in our target markets. In the short term, a variety of factors affect demand for energy infrastructure, including general economic conditions, current and anticipated environmental regulations and the level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution.
Power generation
Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas, hydro and nuclear. In 2010, coal accounted for 45% of United States power generation, followed by natural gas (24%), nuclear (20%) and other forms (11%). Coal plants generally have higher emission rates than natural gas-powered plants. In the United States, concerns about potential environmental regulations have impeded the construction of many proposed coal-fired plants. In contrast, more natural gas-fired plants are or will be built in the United States and natural gas has become the fastest growing fuel in the United States and Western Europe for electrical power generation. Natural gas-fired power plants are considered cleaner than coal and they are more flexible in terms of start-up times. Additionally, many countries are relicensing existing nuclear facilities and building additional nuclear facilities.
Natural gas infrastructure
The natural gas industry consists of the production, processing, transportation, storage and distribution of natural gas. Natural gas is primarily used for electricity generation, residential and commercial heating and industrial applications. The EIA estimates that worldwide natural gas consumption will increase 44% between 2007 and 2035, with consumption in non-OCED countries growing approximately three times as fast as consumption in OCED countries. Natural gas delivery is a complex process that refines raw natural gas for industrial, commercial or residential uses. Initially, raw natural gas is extracted from the earth and cleansed of contaminants such as dirt and water at the well site. The natural gas is then transported to a gathering or processing facility, where it is processed to meet quality standards set by pipeline and distribution companies, such as specified levels of solids, liquids and other gases. After processing, the natural gas is transmitted for storage or through an extensive network of pipelines to end users.

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
Market Opportunity
We believe that a number of trends in the markets in which we operate create significant opportunities for us including:
Increasing worldwide energy demand placing a strain on existing power generation capacity
Rapid industrialization in countries such as China and India is increasing worldwide energy consumption. Consequently, the global demand for energy is placing a strain on existing power generation capacity. This demand for energy is driving the construction of new power generation and related facilities and the upgrade of existing facilities, many of which are near the end of their useful lives. In 2000, there were over 2,775 power plants operating in the United States, with coal-fired plants providing the most electrical power. Generally, coal-fired power plants are designed with an expected useful life of 25 to 40 years. The average age of coal-fired plants in the United States is approximately 35 years. As these plants age, they must be refurbished or replaced to maintain power generation capacity. Additionally, according to the World Nuclear Association, there are currently 440 commercial nuclear power reactors operating worldwide, providing 377 GWe of power (approximately 14% of the world’s electricity), with 62 reactors under construction, 154 reactors planned/on order and 342 more proposed.
Growth of energy infrastructure
As energy demand increases, the need for energy infrastructure is expected to rise. The Pipeline and Gas Technology construction report estimates that operators are building, planning and studying the feasibility of approximately 60,000 additional miles of natural gas pipeline throughout the world. According to the Interstate Natural Gas Association of America (“INGAA”) Foundation, Inc. and ICF International, industry groups that sponsors research regarding natural gas use and pipeline construction and operation, approximately $133 billion to $210 billion of new investment in infrastructure will be required to satisfy energy demand over the next 20 years in the United States and Canada to build an estimated 29,000 to 62,000 miles of additional natural gas pipeline. Internationally, the EIA estimates that approximately 78% of the world’s natural gas reserves are located in the Middle East, Eurasia, Central America and South America, where pipeline systems are generally less developed than the systems in North America. Consequently, new pipeline systems in these regions will need to be constructed to transport natural gas. Additionally, as known reserves of natural gas are depleted, development of other resources, such as deep offshore reserves, will increase, which will require more complex infrastructure.

Increased environmental awareness spurring regulations
Governmental agencies, consumers and others concerned with the environment continue to drive the adoption of stricter environmental regulations. In the United States, as well as a number of other countries, legislative and regulatory programs have targeted NOx emissions, which are a byproduct of burning hydrocarbon fuels in power generation facilities. These emissions gather at low atmospheric levels causing ground level ozone or the dark haze commonly referred to as smog. NOx is the third most prevalent greenhouse gas behind CO2 and methane. NOx emissions have the potential to cause serious respiratory conditions, threaten vegetation and contribute to global warming. State and federal programs in the United States require the reduction of NOx emissions and in many cases have caused existing power plants to upgrade their emission control equipment to reduce NOx emissions. Internationally, governmental agencies are enacting new laws to reduce emissions from power generation facilities. For example, Saudi Arabia has issued regulations to reduce NOx emissions and most economically developed nations (such as those that are members of the Organization for Economic Cooperation and Development) have adopted regulations to reduce or control NOx emissions. The increased regulations require new facilities to incorporate improved NOx emission control capabilities into their designs and some existing facilities to be retrofitted to comply with these regulations.
Shift to cleaner energy sources
In response to demand for cleaner, more environmentally responsible power generation, power providers are building new facilities that use cleaner fuels, such as natural gas and nuclear technology. In the United States, concerns about potential environmental regulations have slowed the construction of proposed coal-fired plants. However, more natural gas-fired plants are being built in the United States. In addition, emerging countries are increasing their power generation capacity, including the construction of additional nuclear facilities, to meet their growing power demands. For example, the EIA estimates that the global nuclear generation capacity will increase 74% between 2007 and 2035 with the highest increases expected to occur in Asian countries. Increased concerns about the environment, government tax incentives and government sponsored programs have also stimulated growth in power generation using alternative fuels.
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
Strong, competitive position in our markets
We believe we have established a strong, competitive position in our markets by consistently and reliably providing custom-engineered, quality systems and products to our customers. We consider many of our systems and products to be innovative and technologically advanced and we continually seek to improve our existing systems and products and develop new systems and products. We believe that our long history of performance has allowed us to gain substantial market share. For example, we have provided more than 800 Selective Catalytic Reduction (“SCR”) systems for various industry clients that include emissions reductions of facilities that generate more than 100,000 megawatts of electric power capability. We believe we have provided more SCR systems than any other supplier of these systems.
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
Substantial engineering and technical expertise
We believe that we compete most effectively in providing solutions that require a high level of complex design and engineering expertise. We currently employ over 70 degreed engineers with backgrounds in chemical, mechanical, industrial, structural, process and civil engineering. We believe that our customers depend on our engineering and technical expertise and experience in designing complex systems to meet their individual needs. We regularly employ sophisticated computer and physical modeling programs, including advanced computational fluid dynamic modeling, to verify the performance criteria of designs prior to manufacturing our systems and products. We continue to invest in research and development to further broaden our capabilities. We also believe that our patented processes and proprietary know-how developed over years of industry experience provides us with a competitive advantage.
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
Enhance our pursuit of high-growth international markets
We believe we have established a strong international presence, with international sales representing approximately 38% of our total revenue in fiscal year 2011. We estimate that international markets for our systems and products are substantial and are growing more rapidly than our North American markets due to the significant growth in the use of natural gas and the demand for additional power generation in China, the Middle East and Europe, as well as oil recovery and processing in Western Canada. We believe that we are well-positioned to capitalize on this growth. To exploit these opportunities, we are dedicating additional sales and marketing resources to our international operations. Additionally, through our majority-owned joint venture, Peerless Propulsys China Holdings LLC, we have established manufacturing operations in China and continue to develop our established network of subcontractors to grow our international market share and increase profitability.
Offer complete systems to our customers
We believe we have a considerable opportunity to utilize our engineering know-how to offer our customers complete systems and subsystems, as well as individual products that our customers use as components in other systems. Complete systems generally have higher profit margins and should allow us to develop longer-term, preferred supplier relationships with customers. For example, we are marketing fuel gas conditioning systems for the power industry, which combine a series of components, instruments and controls and are custom-engineered to the customers’ specifications. We believe these systems highlight our engineering expertise.
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
Improve our manufacturing and global supply chain capabilities
Our customers generally select to purchase our products because of our reputation, functional capability, quality, timely delivery, and price. With the increase in global customers, changes in regulations, and uncertain economic environment, it is critical that we continue to identify opportunities to improve our manufacturing and global supply chain capabilities. Initiatives will include improving the efficiency of our manufacturing operations, as well as ensuring that we have developed high quality, responsive and efficient relationships with our vendors and subcontractors within and around the countries that we operate. We believe these supply chain initiatives will help ensure that we continue to deliver high quality products within the timeframe established by our customers, while maintaining competitive pricing.
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
Process Products
Our Process Products segment accounted for 73.0% of total revenue in fiscal 2011, compared to 77.1% of total revenue in fiscal 2010 and 78.0% of total revenue in fiscal 2009. Our separation and filtration systems and products improve efficiency, reduce maintenance and extend the life of energy infrastructure by removing liquid contaminants from gases, removing solid contaminants from gases or liquids and separating different liquids. Our separation and filtration systems and products are applied in the power generation, natural gas infrastructure, refining and petrochemical processing and other specialized industries. In addition, products in our Process Products segment include pulsation dampeners and heat exchangers. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Our process products systems and products include:
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

Environmental Systems
Our Environmental Systems segment accounted for 27.0% of total revenue in fiscal 2011, compared to 22.9% of total revenue in fiscal 2010 and 22.0% of total revenue in fiscal 2009. We design, engineer, fabricate and sell environmental control systems and products for air and noise pollution abatement. Our environmental control systems and products are applied in the power generation, natural gas infrastructure, refining and petrochemical processing and other specialized industries. Examples of these systems and products include:
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
Customers
Our customers are geographically diversified and our systems and products are not dependent upon any single customer or group of customers. The loss of any single customer or group of customers would not have a material adverse effect on our business as a whole. However, the custom-designed and project-specific nature of our business can cause significant variances in sales to specific customers from year to year. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2011, 2010 or 2009.
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
We believe our primary competitors for our separation and filtration systems and products include Anderson Separators Company, King Tool Company, NATCO Group (Cameron), PECO-Facet, a subsidiary of CLARCOR, Inc., Donaldson and Koch Industries. We believe our primary competitors for our environmental control systems and products include Envirokinetics, Hitachi Zosen Corporation, Applied Utility Systems (Johnson Matthey), Global Power Equipment Group, Inc. and Universal Silencer.
Backlog
Our backlog of uncompleted orders was approximately $89,000 at July 2, 2011, compared to $96,000 at June 30, 2010. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at July 2, 2011, we estimate approximately 80% will be completed during fiscal 2012. But by nature, unforeseen events could affect our backlog and we may not realize the full amount of revenue included in our backlog.
Raw Materials
We purchase raw materials and component parts essential to our business from a number of reliable suppliers. From time to time, we are exposed to rapid increases in raw material costs and temporary disruptions in supply, including steel and other component parts that we purchase. We believe that raw materials and component parts will be available in sufficient quantities to meet our anticipated demand for at least the next 12 months.

Environmental Regulations
Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both our existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the dormant Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at the Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and we will continue to monitor groundwater at the sites for an additional four years. We have an accrued liability of $175 at July 2, 2011, for the estimated costs relating to these environmental matters. We believe that the cost of the monitoring will be approximately $10 per year until complete. We expect that the monitoring will continue for a period not to exceed five years. We are seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under our purchase agreement with Nitram’s former stockholders in the amount of $655. Funds have been deposited into an escrow account that may be used to reimburse these costs.
Employees
As of July 2, 2011, we employed approximately 400 full-time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We did not experience any material labor difficulties during fiscal 2011. We believe our employee relations are good.
Intellectual Property
We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names and registered trademarks, which we believe are widely recognized in the industry. All of the Company’s filed and issued United States patents have a duration of 20 years from the issuance date and the expiration dates of these patents range from 2014 through 2025. The Company does not consider any particular patent or intellectual property to be critical to the Company’s long-term performance.
We anticipate we may apply for additional patents in the future as we develop new products and processes. Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. If we are unable to protect our technologies or confidential information, our competitors could commercialize our technologies. Competitors may also be able to design around our patents. In addition, we may face claims that our products, services, or operations infringe patents or misappropriate other intellectual property rights of others.
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

Research and Development
Our research and development expenses were $467, $509 and $449 for the fiscal years 2011, 2010 and 2009, respectively. We believe current expenditures are adequate to sustain ongoing research and development activities. We believe we have additional opportunities for growth by developing new technologies and products that offer our clients greater performance. We also continue to support research and development to improve existing products and manufacturing methods.
Website Information
Our corporate website is located at www.peerlessmfg.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our website provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our corporate governance policies, corporate code of conduct and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this Form 10-K. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.
Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Position with the Company
Melissa G. Beare	36	Vice President, General Counsel and Secretary
Peter J. Burlage	47	President and Chief Executive Officer
John H. Conroy	46	Vice President, Engineering and Product Development
Warren R. Hayslip	57	Vice President and Chief Operating Officer
Ronald L McCrummen	47	Vice President and Chief Financial Officer
Sean P. McMenamin	46	Vice President, Operations Control
Jon P. Segelhorst	41	Vice President, Sales and Market Business Units
David Taylor	46	Vice President, Business Development and Asia Pacific Operations
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
Peter J. Burlage joined the Company in 1992. Mr. Burlage has served as our President and Chief Executive Officer and a member of our Board of Directors since June 2006. He served as Executive Vice President and Chief Operating Officer from October 2005 to June 2006 and Vice President, Environmental Systems from January 2001 to October 2005. Mr. Burlage also served as Vice President of Engineering from 2000 to 2001 and SCR Division Manager from 1997 to 2000. Mr. Burlage earned his B.S. in Mechanical Engineering from the University of Texas, Arlington and M.B.A. from Baylor University.

John H. Conroy joined the Company in July 2010. Mr. Conroy has served as our Vice President of Engineering and Product Development since December 2010. He served as our Director of Business & Product Development for the CEFCO project from July 2010 to December 2010. Prior to joining the Company, Mr. Conroy served as the General Manager of Red Hawk Texas from 2008 to 2010, a $200 million operating division of United Technologies (UTC). Prior to his tenure at Red Hawk, Mr. Conroy served as President from 2004 to 2008 and VP-Engineering from 2002 to 2004 of Forney Corporation, a $50 million subsidiary of UTC. Mr. Conroy earned his B.S. in Chemical Engineering from the University of California, Berkeley and M.B.A. from Southern Methodist University.
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
Ronald L. McCrummen joined the Company in April 2011 as our Vice President and Chief Financial Officer. Prior to joining Peerless, Mr. McCrummen was the Senior Vice President and Chief Accounting Officer of Dean Foods, Inc. from 2004 until November 2010. Prior to his tenure at Dean Foods he served as a partner of Ernst & Young, LLP from 1998 until 2004. Mr. McCrummen is a certified public accountant and holds a B.S. in Business Administration and Accounting from St. Louis University.
Sean P. McMenamin joined the Company in 2001. Mr. McMenamin became our Vice President of Operations Control in April 2010. Prior to that time, Mr. McMenamin served as our Vice President, Environmental Systems since January 2006. He served as product manager for refinery and retrofit applications in our environmental systems business from 2001 to January 2006. Prior to joining the Company, Mr. McMenamin was a project manager for Telcordia Technologies from 1999 to 2001, and served in various positions in the environmental and power business at Foster Wheeler from 1994 to 1999. Mr. McMenamin also served in the U.S. Navy as a nuclear trained submariner. Mr. McMenamin earned his B.S. in Mechanical Engineering from the New Jersey Institute of Technology and M.B.A. in Finance from Lehigh University.
Jon P. Segelhorst joined the Company in August 2006. Mr. Segelhorst became our Vice President, Sales and Market Business Units in April 2010. Prior to that time, he served as our Vice President, Pressure Products since January 2007. He served as General Manager of our Pressure Products business from August 2006 to January 2007. Prior to joining the Company, Mr. Segelhorst managed surge protection and DSL product lines for Corning Cable Systems, a telecommunications equipment company, from 1996 to 2007. Mr. Segelhorst holds several U.S. patents related to fiber optic hardware. Mr. Segelhorst earned his B.S. in Mechanical Engineering from the University of Texas at Austin and M.B.A. from Baylor University.
David Taylor joined the Company in 1988. Mr. Taylor was named our Vice President of Business Development in 2010. Prior to that time, Mr. Taylor served as our Vice President, Separation Systems since 2000. He has served in a variety of engineering, sales and management positions since joining the Company. From 1997 through 1999, Mr. Taylor served as Director of Sales and Engineering in our Singapore office in support of our Asia Pacific operations and resumed responsibility for our Asia Pacific operations in July 2004. Mr. Taylor earned his B.S. in Mechanical Engineering from Southern Methodist University.

ITEM 1A.	RISK FACTORS.
In evaluating the Company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Industry
The current economic uncertainty in domestic and global markets and the volatility of the credit markets may continue to negatively impact us.
The domestic and international economies experienced a significant recession in 2009 and 2010, which included an increase in credit restrictions in the global financial markets. Market conditions in fiscal 2010 and 2011 have shown some limited improvement, but it is not clear that domestic and international economies will show significant improvements in the remainder of 2011 and into 2012. Management is uncertain as to the depth or length of time that the global recession and global credit restrictions will have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenue, earnings and liquidity to be impacted to the extent that global credit restrictions impact the markets we serve.
Changes in the price, supply or demand for natural gas could have an adverse impact on sales of our separation and filtration systems and products and our operating results.
A large portion of our Process Product business is driven by the construction of natural gas infrastructure. Increased demand for natural gas may result in the construction of additional infrastructure. Higher prices of natural gas, while beneficial to exploration activities and the financing of new projects, can adversely impact the demand for natural gas. Excess supply could negatively impact the price of natural gas, which could discourage spending on related capital projects.
Changes in the power generation industry could have an adverse impact on sales of our environmental control systems and products and our operating results.
The demand for our environmental control systems and products depends in part on the continued construction of new power generation and related facilities and the retrofitting of existing facilities. The power generation industry is cyclical and has experienced periods of slow or no growth in the past. Any change in the power generation industry that results in a decrease in new construction or refurbishing of power plants, in particular natural gas facilities, could have a material adverse impact on our environmental systems segment’s revenue and our results of operations.
Changes in current environmental legislation could have an adverse impact on the sale of our environmental control systems and products and on our operating results.
Our environmental systems business is primarily driven by capital spending by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule (“CAIR”) and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. The interplay between the judicial system and the EPA instills uncertainty and our business may be adversely impacted by this court ruling and may be adversely impacted to the extent that other regulations requiring the reduction of NOx emissions are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement.

We are subject to United States and foreign laws and regulations including export control and economic sanctions laws and regulations. These regulations are complex, change frequently and have tended to become more stringent over time. Implementing compliance with the requirements of any new or amended U.S. or foreign laws and regulations as well as failure to comply with any laws and regulations could adversely affect our results of operations, financial condition and our strategic objectives.
As a result of our global operations, we face a variety of special U.S. and international legal and compliance risks, in addition to the risks of our domestic business. These federal, state and local laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include environmental, health and safety regulations, data privacy requirements, international labor laws, anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, and trade sanctions laws and regulations. In the event new laws and regulations are enacted or existing laws are amended, implementing compliance with such new or amended laws may result in a loss of revenue, increased costs of doing business and a change to our strategic objectives, all of which could adversely affect our results of operations. In addition, we are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.
In April 2008, Burgess-Manning, Inc., a subsidiary of Nitram, made a voluntary disclosure to OFAC regarding sales of industrial separators to Iran. In connection with the Nitram acquisition, we are entitled to reimbursement from the Nitram selling stockholders for potential costs, fines or penalties related to the OFAC voluntary disclosure. As of September 9, 2011, we have not received any response from OFAC. We cannot predict the nature and timing of the response of OFAC, the outcome of any related proceeding, the likelihood that future proceedings will be instituted against us. In the event that there is an adverse ruling in any proceeding, we may be required to pay fines and penalties that could harm our business and financial results.
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

Products and Customers
Competition could result in lower revenue, decreased margins and loss of market share.
We operate in highly competitive markets worldwide and contracts for our systems and products are generally awarded on a competitive basis. We face competition from potential new competitors that in some cases face low barriers to entry, specialized competitors that focus on competing with only one of our systems or products and low cost competitors that are able to produce similar systems and products for less. Competition could result in not only a reduction in our revenue, but also may lower the prices we can charge for our systems and products and reduce our market share. To remain competitive we must be able to anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing systems and products to meet those needs. We also must be able to price our systems and products competitively and make timely delivery of our systems and products. Our competitors may develop less expensive or more efficient systems and products, may be willing to charge lower prices in order to increase market share and may be better equipped to make deliveries to customers on a more timely basis. Some of our competitors have more capital and resources than we do and may be better able to take advantage of market opportunities or adapt more quickly to changes in customer requirements. In addition, despite increased market demand, we may not be able to realize higher prices for our systems and products because we have competitors that use cost-plus pricing and do not set prices in accordance with market demand.
Customers may cancel or delay projects. Our backlog may not be indicative of our future revenue.
Customers may cancel or delay projects for reasons beyond our control. Our orders generally contain cancellation provisions which permit us to recover our costs in the event a customer cancels an order. If a customer cancels an order, we may not realize the full amount of revenue included in our backlog. If projects are delayed, the timing of our revenue could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenue.
Changes in our product mix can have a significant impact on our profit margins.
Some of our products have higher profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported profit margins. Some of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported margins through a change in our manufacturing costs and specifically in our manufacturing costs as a percentage of revenue.
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
A significant portion of our consolidated revenue is generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations also may make our systems and products more expensive for our customers, which could have a negative impact on our revenue. In addition, we purchase some foreign-made products directly and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect costs of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.
Our business is subject to risks of terrorist acts, acts of war, political unrest, public health concerns, labor disputes and natural disasters.
Terrorist acts, acts of war, political unrest, public health concerns, labor disputes or national disasters may disrupt our operations, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could weaken the domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition, including loss of sales or customers.

The CEFCO manufacturing license agreement and the testing and development of the CEFCO Process may not be successful and in such event, we would incur the loss of the initial payment and testing costs with no return.
As of July 2, 2011, we have invested $2,947 under the CEFCO manufacturing license agreement and are obligated to pay installment and royalty payments if certain conditions are met. We are conducting testing of the CEFCO technology and are funding the costs and expense for such testing. There can be no assurances as to the successful testing of the CEFCO technology, our ability to develop a commercially viable product, or our ability to receive manufacturing orders under the CEFCO license agreement. Our investment may not result in future revenue.
Manufacturing and Procurement
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
Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenue and profits from international sales could be adversely impacted.
Because we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue generated outside the United States represented 38%, 35% and 34% of our consolidated revenue during fiscal 2011, 2010 and 2009, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government sanctions, inability to obtain export licenses unexpected changes in regulatory requirements, difficulty in collecting international accounts receivable, difficulty in enforcement of contractual obligations governed by non-U.S. law, fluctuations in foreign currency exchange rates and tax rates. The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable. These factors may result in a decline in revenue or profitability or could adversely affect our ability to expand our business outside of the United States and may impact our ability to deliver our products and collect our receivables.

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
In addition to increasing costs, these factors could lead to “hold backs” by our customers impacting our cash flow negatively and also could delay delivery of our products. Our contracts often provide for liquidated damages in the case of late delivery. Unanticipated costs, such as liquidated damages that we are required to pay in the case of late delivery, could negatively impact our profits.
Increasing costs for manufactured components and raw materials, such as steel, may adversely affect our profitability.
We use a broad range of manufactured components and raw materials in our products, primarily raw steel and steel-related components. Rapid increases in the costs for these components and materials or temporary disruptions in supply could increase our operating costs and adversely affect our profit margins.
Our use of subcontractors may reduce our ability to deliver products within the committed delivery timetables and within the design requirements.
Our global customer base and product demand requires that we utilize a global network of subcontractors. While we believe our established network provides the Company a competitive advantage, it exposes the Company to manufacturing delays, cost overruns, and quality aspects which are in large part outside of the Company’s direct control. We have developed processes to select, communicate, and monitor the work flow, costs, and product quality of our subcontractors, however we could be adversely affected by project delays, cost overruns, and substandard products developed by our subcontractors.

Capital and Liquidity
Our financing agreements may be insufficient to meet the operational and strategic needs of the Company; Further, an inability to achieve financial covenants in such financial agreements could negatively impact our liquidity and cost of such financing agreements.
As of July 2, 2011, we had $12,571 of outstanding indebtedness under our senior secured term loan. In addition, we have revolving credit and debenture agreements in place that support short-term working capital needs, as well as provide letters of credit and bank guarantees to be issued to customers, suppliers, and subcontractors. As of July 2, 2011 there were no outstanding balances under the revolving credit and debenture agreements; however the letters of credit and bank guarantees aggregated to approximately $10,000. The revolving credit and debenture agreements include both financial and non-financial covenants that may limit our ability to purchase capital equipment, pay dividends, enter into strategic transactions, or enter into certain agreements. The revolving credit agreement requires that the eligible collateral, primarily accounts receivable and inventory, exceed the balances outstanding, as well as the unexpired letters of credit and bank guarantees. Further, the revolving credit and debenture agreements require that we restrict a portion of our cash balances in relationship to the unexpired letters of credit and bank guarantees.
Failure to comply with any of the debt covenants or lack of sufficient collateral could reduce or eliminate our ability to borrow money or obtain letters of credit and bank guarantees under the revolving credit and debenture agreements. Further, a default would permit the lenders to accelerate repayment of the term loan. Under these circumstances, we may not have sufficient working capital, access to capital markets, or other resources to satisfy our debt and other obligations.
Our financial performance may vary significantly from period to period, making it difficult to estimate future revenue.
Our revenue and earnings have varied in the past and are likely to vary in the future. Our contracts generally stipulate customer-specific delivery terms and may have contract cycles of a year or more, which subjects these contracts to many factors beyond our control. In addition, contracts that are significantly larger in size than our typical contracts tend to have a greater impact on our operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenue, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our operating results. Therefore, our operating results may be subject to significant variations and our operating performance in any period may not be indicative of our future performance.
Changes in billing terms can increase our exposure to working capital and credit risk.
We sell our systems and products under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the system or product. We attempt to negotiate progress-billing milestones on large contracts to help us manage working capital and to reduce the credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.
We evaluate potential acquisitions on an ongoing basis. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not be made available or known to us. In addition, we may compete for acquisition targets with companies having greater financial resources than we do. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions also may result in potentially dilutive issuances of equity securities.
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
There is a concentration of ownership in our stockholders.
NSB Advisors, LLC (“NSB”) has reported that it beneficially owns more than 50% of our stock. While NSB has disclaimed any voting powers over the stock it holds, it does hold dispositive powers. If NSB sells substantial amounts of our common stock, the market price of our common stock could decrease. In addition, this concentration in ownership could have an adverse effect on the liquidity of our common stock. This ownership position may make it more difficult for us to sell equity and equity-related securities in the future.
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
Delaware law may discourage, delay or prevent someone from acquiring or merging with us. In addition, purchase rights distributed under our stockholder rights plan will cause substantial dilution to any person or group attempting to acquire us without conditioning the offer on our redemption of the rights. As a result, our stock price may decrease and stockholders might not receive a change of control premium over the then-current market price of the common stock.
The Company’s amended and restated certificate of incorporation contains a “blank check” preferred stock provision. Blank check preferred stock enables the Company’s board of directors, without stockholder approval, to designate and issue additional series and classes of preferred stock with such dividend rights, liquidation preferences, conversion rights, terms of redemption, voting or other rights, including the right to issue convertible securities with no limitation on conversion, as the Company’s board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may have the effect of making it more difficult or expensive for a third party to acquire or merge with us which could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

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
Our common stock is relatively illiquid. As of September 9, 2011, we had 17,676,624 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Stock Market, for the 3 months ended September 9, 2011 was less than 45,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate their shares of our common stock at a satisfactory price.
The market price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the period beginning July 1, 2009 through July 2, 2011, the sale prices of our common stock on the NASDAQ Stock Market have ranged from a low of $8.26 to a high of $23.61 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We own and lease office, manufacturing and warehousing facilities in various locations. Our principal facilities are described in the following table. All facilities are currently, for the most part, fully utilized.

	Approximate
Location	Sq. Footage	General Use
Owned:
Abilene, Texas	78,000	Manufacturing
Cisco, Texas	67,000	Manufacturing
Denton, Texas	22,000	Manufacturing
Wichita Falls, Texas*	119,000	Manufacturing

Leased:
Dallas, Texas	30,000	Corporate office
Dallas, Texas	8,000	Research and development
Houston, Texas	3,000	Sales
Orchard Park, New York	18,000	Sales, engineering and administration
Calgary, Alberta, Canada	1,000	Sales
Doha, Qatar	500	Sales
Essex, United Kingdom	6,000	Sales, engineering and administration
Singapore	3,000	Sales, engineering and administration
Zhenjiang, China	28,000	Manufacturing and administration

*	We have two manufacturing facilities located in Wichita Falls, Texas

ITEM 3.	LEGAL PROCEEDINGS.
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

The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007 and have retained counsel to defend the Company. MMPP made a demand for damages in the amount of $2,500, which it claimed represented its net costs incurred related to this incident. At June 30, 2010, we had accrued $100 for the applicable insurance deductible relating to this claim. The Company and its insurers have reached an agreement in principle with MMPP to settle this matter and are in the process of finalizing the settlement agreement. The parties expect to file a request for voluntary dismissal with the District Court before the end of the first quarter of fiscal year 2012. The settlement amount will be paid by the Company’s insurers, less the cost of the $100 deductible, which will be paid by the Company.
We also are involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.
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

	Fiscal Year	High	Low
2010	First Quarter	$12.95	$8.26
	Second Quarter	17.79	12.27
	Third Quarter	17.72	12.78
	Fourth Quarter	16.99	12.78

2011	First Quarter	$18.51	$13.83
	Second Quarter	17.45	14.16
	Third Quarter	21.77	15.91
	Fourth Quarter	23.61	16.69
Number of Holders
As of September 9, 2011, there were approximately 74 holders of record of our common stock.
Dividends
We did not pay cash dividends on our common stock in fiscal 2011, 2010 or 2009. We paid $722 and $1,044 in cash dividends on our preferred stock in fiscal 2011 and 2010, respectively. We had no preferred stock issued or outstanding during fiscal 2009. Cash dividends may be paid on our common stock, from time to time, as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements and other related factors. Additionally, our debt agreement contains restrictions on our ability to pay dividends based on satisfaction of certain performance measures and compliance with other conditions. Our ability to comply with these performance measures and conditions may be affected by events beyond our control. A breach of any of the covenants (including financial covenant ratios) contained in our debt agreement could result in a default under the debt agreement. Any defaults under our debt agreement could prohibit us from paying any dividends.
Stock Repurchase
We did not repurchase any of our common stock in fiscal 2011 or 2010. Additionally, we do not have a stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table summarizes certain selected financial data that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Share and per share data for fiscal 2007 and 2008 has been adjusted for our holding company reorganization in August 2008.

	Fiscal
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share amounts)
Operating results: (1)
Revenue	$121,794	$116,775	$158,006	$140,496	$75,141
Cost of goods sold	83,387	74,340	109,403	99,216	51,343

Gross profit	38,407	42,435	48,603	41,280	23,798
Operating expenses	37,083	34,087	39,176	29,123	15,547
Loss on impairment of intangibles (2)	3,551	—	—	—	—

Operating income (loss)	(2,227)	8,348	9,427	12,157	8,251
Other income (expense) (3) (4)	5,005	(11,315)	(5,824)	366	589

Earnings (loss) before income taxes	2,778	(2,967)	3,603	12,523	8,840
Income tax benefit (expense)	3,083	(1,215)	(707)	(4,168)	(2,928)

Net earnings (loss)	5,861	(4,182)	2,896	8,355	5,912
Less net earnings (loss) attributable to noncontrolling interest	112	(19)	—	—	—

Net earnings(loss) attributable to PMFG, Inc.	5,749	(4,163)	2,896	8,355	5,912
Dividends on preferred stock	(722)	(1,044)	—	—	—

Earnings (loss) applicable to PMFG, Inc. common stockholders	$5,027	$(5,207)	$2,896	$8,355	$5,912

Diluted earnings (loss) per share	$0.28	$(0.38)	$0.22	$0.64	$0.46

Weighted average shares outstanding:
Diluted	16,662	13,716	13,181	13,062	12,853

	As of
	July 2,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2009	2008	2007
Financial position:
Working capital	$43,908	$48,000	$40,247	$42,334	$30,622
Current assets	81,139	82,306	87,691	96,946	64,106
Total assets	140,709	143,081	153,180	166,736	68,671
Current liabilities	37,231	34,306	47,444	54,612	33,484
Long-term debt, net of current portion	9,971	16,221	49,180	56,000	—
Total liabilities (5)	55,668	85,934	107,222	123,805	35,134
Stockholders’ equity (6)	85,041	57,147	45,958	42,931	33,537

(1)	Operating results include the Nitram acquisition beginning in the fourth quarter of fiscal 2008.

(2)	Operating expenses for fiscal 2011 include a charge of $3,551 related to an impairment loss on intangible assets of design guidelines. See Note G to our Consolidated Financial Statements.

(3)	Other income (expense) in fiscal 2011 and fiscal 2010 includes a gain of $6,681 and a charge of $(6,681), respectively, related to the change in the fair value of the derivative liability associated with the convertible preferred stock sold in September 2009.

(4)	Other income (expense) in fiscal 2011, 2010 and 2009 includes interest expense related to the debt associated with the Nitram acquisition.

(5)	The decrease in liabilities in fiscal 2011 primarily relates to the change in the fair value of the derivative liability, with additional decreases in outstanding debt.

(6)	The increase in our stockholders’ equity in fiscal 2011 resulted primarily from the conversion of preferred stock to common stock during the year and our net earnings for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand PMFG, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:
•	Our Business — a general description of our business and the key drivers of product demand.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations — an analysis of our Company’s consolidated and reporting segment results of operations for the three years presented in our consolidated financial statements.

•	Liquidity; Capital Resources and Financial Position — an analysis of cash flows; aggregate contractual obligations; foreign exchange exposure; and an overview of financial position.
This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this report. These factors can cause actual results for future periods, including fiscal 2012, to differ materially from those experienced in, or implied by, these forward-looking statements.
Our Business
General
We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction (“SCR”) systems and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power facilities.
Our products and systems are marketed worldwide through both internal and external sales representatives. In fiscal 2011, approximately 38% of our revenue resulted from the delivery of products and services outside the United States. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international sales will continue to increase as a percentage of our consolidated revenue in the future.
We believe that our success depends on our ability to understand the complex operational demands of our customers and deliver systems and products that meet or exceed the indicated design specifications. Our success further depends on our ability to provide such products in a cost-effective manner and within the time frames established with our customers.

Our systems and products can be separated into two broad groups: process products and environmental systems.
•	Process Products - includes separation and filtration systems and products that improve the efficiency, reduce maintenance, and extend the life of energy collection and distribution infrastructure by removing liquid contaminants from gases, removing solid contaminants from gasses or liquids, and separating different liquids.

•	Environmental Systems - includes systems and products utilized to abate air and noise pollution.
The following table sets forth the percentage of revenue related to our process products and environmental products, respectively:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Process products	73%	77%	78%
Environmental systems	27%	23%	22%

	100%	100%	100%

Key Drivers of Product Demand
We believe the long-term demand for energy will significantly exceed existing capacity. Despite a generally weak global economy throughout 2010 and 2011, the demand for energy has risen. However, during the same period, this demand has not resulted in a significant increase in the construction of new power generation facilities. Domestically, the increased demand has largely been absorbed by excess capacity that existed within the industry. Internationally, we believe political uncertainties, economic conditions, and uncertainty as to the long-term solutions have dampened the pace of new construction.
We believe the growth in long-term demand for energy will drive the need for additional energy infrastructure. Incremental energy supply will come from new construction, retrofitting existing facilities to improve efficiency, and bringing older facilities back on line. At the same time, increased environmental awareness is resulting in the adoption of stricter environmental regulations not only in the United States, but in a number of other countries. In response to the demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas, and in certain countries nuclear power facilities.
Significant uncertainty continues to revolve around the role that nuclear power facilities will play in meeting the long-term demand for energy needs. Cost overruns, financing constraints, safety concerns and government regulations are challenges that must be addressed related to the construction of new nuclear power facilities and the recommissioning of existing facilities. We believe nuclear power will continue to represent a significant source of power.
These market trends will drive the demand for both our separation/filtration products as well as our SCR systems, creating significant opportunities for us. We face strong competition from numerous other providers of custom-engineered systems and products. We, along with other companies that provide alternative products and solutions, are affected by a number of factors, including, but not limited to, global economic conditions, level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution, as well as current and anticipated environmental regulations.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe that our most critical accounting policies and estimates related to the following:

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
Revenue Recognition

We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months or longer in duration. In connection with these contracts, we use the percentage-of-completion accounting method.

Under such methodology, the contractually agreed upon revenue is recognized over the life of the contract based on the relationship of costs incurred to date in relation to the estimated aggregate costs to be incurred over the contract term.

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

Allowance for Doubtful Accounts
Considerable management judgment and experience is necessary to estimate the aggregate amount of costs that will ultimately be incurred related to a project. Such cost estimates include material, subcontractor, labor, delivery, start-up, and warranty costs.

We continually update our estimates of costs and the status of each project.	A number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, manufacturing defects and delays, as well as other factors can affect the ultimate costs.

The impact of revisions in contract estimates is recognized on a cumulative basis in the period in which the revisions are made.

Changes in cost estimates may result in the recognition of revenue in a period other than which such revenue is earned, as well as inconsistent profit margins over the life of a contract.

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments.

On an on-going basis, we evaluate the collectability of accounts receivable based on historical collection trends, current economic factors, and the assessment of collectability of specific accounts.
Considerable management judgment is necessary in determining whether a receivable will be collectible based on a customer’s potential inability to pay.

In making such determination, management evaluates the age of the outstanding balance, evaluation of the customer’s current and past financial condition and related credit scores, recent payment history, current economic environment, and discussions with the customer.	Bad debt expense totaled $220, $742, and $(165) in fiscal 2011, 2010, and 2009, respectively. As a percentage of revenue, the bad debt expense was 0.2%, 0.6%, and (0.1)% in fiscal 2011, 2010, and 2009, respectively.

The impact of a 100 basis point increase or decrease in bad debt expense would be approximately $1,220.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
Product Warranties

We provide our customers with product warranties for specific products during a defined period of time, generally less than 18 months after shipment of the product. Warranties cover the failure of a product to perform after it has been placed in service.

In general, our warranty agreements require us to repair or replace defective products during the warranty period at no cost to the customer.

To the extent such defects arise as a result of subcontracted work, we may have the ability to recover a portion or all of the cost of repairs incurred during the warranty period.
We record an estimate of costs to be incurred in the future for product warranties based on both known claims and historical experience.

Such estimates also include expectations with regard to applicability and enforceability of back-up concurrent supplier warranties in place.	Warranty expense totaled $2,392, $3,324, and $443 in fiscal 2011, 2010, and 2009, respectively. As a percentage of revenue, the warranty expense was 2.0%, 2.8%, and 0.3% in fiscal 2011, 2010, and 2009, respectively.

The increase in warranty expense in fiscal 2010 compared to fiscal 2009 largely reflects costs related to two specific customer contracts.

The impact of a 100 basis point increase or decrease in warranty costs would be approximately $1,220.

Goodwill and Intangible Assets

Our goodwill and intangible assets result primarily from acquisitions. Intangible assets include licensing agreements and customer relationships with finite lives, as well as trademarks and design guidelines with indefinite lives.

Intangible assets with indefinite lives and goodwill are evaluated at the reporting unit level for potential impairment at least annually to ensure that the carrying value is recoverable.
	Considerable management judgment is necessary to initially value intangible assets upon acquisition and to evaluate those assets and goodwill for impairment going forward. We determine fair value using widely accepted valuation techniques including discounted cash flows, market multiple analyses, and relief from royalty analyses. Assumptions used in our valuations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.	We believe that the assumptions used in valuing our intangible assets and in our impairment analysis are reasonable, but variations in any of our assumptions may result in different calculations of fair value that could result in a material impairment charge. The fair value of our Process Products segment exceeds its related carrying value by approximately $11,100 or 15%. Increasing our discount rate by 25 basis points would not have resulted in an impairment charge. The terminal revenue growth rate utilized in calculating the fair value (5.4%) is dependent on our ability to meet internal projections and operating plans, as well as other factors and assumptions.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
A perpetual trademark or design guideline is impaired if its book value exceeds its estimated fair value. Our goodwill, which relates entirely to the Process Products segment, is evaluated for potential impairment if the book value of its reporting unit exceeds its estimated fair value.

Amortizing intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted cash flows.

In the fourth quarter of fiscal 2011, we completed our annual impairment testing using the methods described above and recognized an impairment charge of $3,551 related to the design guidelines.

Our goodwill and intangible net assets totaled $49,810 as of July 2, 2011.
	We believe that a trademark and/or design guideline has an indefinite life if it has a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. Determining the expected life of a trademark and/or design guideline requires considerable management judgment and is based on an evaluation of a number of factors including competitive environment, trademark and product history, and anticipated future product demand.	The fair value and carrying value of our trademarks and design guidelines was the same as of July 2, 2011, after the recognition of the non-cash impairment charge of $3,551 in fiscal 2011. Negative changes to the assumptions related to royalty, growth, or discount rates could result in additional impairments.

Other Intangibles

In July 2010, the Company entered into a manufacturing license agreement with CEFCO Global Clean Energy, LLC (“CEFCO”), granting the Company exclusive manufacturing rights in the continental United States to manufacture equipment and process units incorporating the CEFCO technology. In addition, the Company entered into a lab test agreement under which the Company agreed to build a test unit to support the commercial viability of the CEFCO technology.
The fair value of the license agreement and amounts ultimately payable to CEFCO are largely dependent on the commercial viability of the CEFCO technology and the demand for such technology in the market place.

	While further testing of the CEFCO technology remains to be completed, management believes that the CEFCO technology will result in a commercially viable product with sufficient demand to recover the costs incurred to date.	To the extent no commercially viable product results from the development of the CEFCO technology, extended delays in product introduction, or product demand is less than expected, the Company may be unable to recover all or some of the costs deferred as of July 2, 2011.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
The Company has deferred a total of $2,947 of funds advanced to CEFCO or incurred under the lab test agreement. Such amounts, will reduce the aggregate obligations owed to CEFCO under the license agreement, and will be recognized as expense over the exclusive license period.

Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria.

A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized.

At July 2, 2011, our liability for uncertain tax positions, including accrued interest, was $618 and our valuation allowance was $0.
Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations, and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate.

Additionally, several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carryforward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies.	Our judgments and estimates concerning uncertain tax positions may change as a result of evaluation of new information, such as the outcome of tax audits or changes to or further interpretation of tax laws and regulations. Our judgments and estimates concerning realizability of deferred tax assets could change if any of the evaluation factors change.

If such changes take place, there is a risk that our effective tax rate could increase or decrease in any period, impacting our net earnings.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies existing fair value measurement and disclosure requirements by amending certain fair value measurement principles and requiring additional disclosures regarding fair value measurements. ASU 2011-04 is effective for the Company beginning in the third quarter of fiscal 2012. We are currently evaluating the impact that ASU 2011-04 will have on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. ASU 2011-05 is effective for us in the first quarter of fiscal 2013. We are currently evaluating the impact that ASU 2011-05 will have on its consolidated financial statements.

Results of Operations — Consolidated
The following summarizes our consolidated statements of operations as a percentage of net revenue:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	68.5	63.7	69.2

Gross profit	31.5	36.3	30.8
Operating expenses	33.4	29.2	24.8

Operating income (loss)	(1.9)	7.1	6.0
Other income (expense)	4.1	(9.7)	(3.7)

Earnings (loss) before income taxes	2.2	(2.6)	2.3
Income tax benefit (expense)	2.5	(1.0)	(0.5)

Net earnings (loss)	4.7%	(3.6)%	1.8%

Less net earnings attributable to noncontrolling interest	0.1	—	—

Net earnings (loss) attributable to PMFG, Inc.	4.6	(3.6)	1.8
Dividends on preferred stock	(0.6)	(0.9)	—

Earnings (loss) applicable to PMFG, Inc. common stockholders	4.0%	(4.5)%	1.8%

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
Operating expenses include sales and marketing expenses, engineering and project management expenses and general and administrative expenses which are further described below.
•	Sales and marketing expenses - include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Sales and marketing expenses also include travel and entertainment, advertising, promotions, trade shows, seminars and other programs and sales commissions paid to independent sales representatives.

•	Engineering and project management expenses - include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.

•	General and administrative expenses - include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, human resources, information systems and other administrative employees. General and administrative costs also include board of director compensation and expenses, facility costs, insurance, audit fees, legal fees, reporting expense, professional services and other administrative fees.

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. The following summarizes consolidated revenue:

	Fiscal		Fiscal		Fiscal
	2011	% of Total	2010	% of Total	2009	% of Total

Domestic	$75,223	61.8%	$75,814	64.9%	$104,613	66.2%
International	46,571	38.2%	40,961	35.1%	53,393	33.8%

Total revenues	$121,794	100.0%	$116,775	100.0%	$158,006	100.0%

For fiscal 2011, total revenue increased $5,019 or 4.3%, compared to fiscal 2010. Domestic revenue was essentially flat in comparison to prior year as increased sales of environmental products offset decreased sales of process products. The decrease in process products is largely attributed to the overlap of several marine projects completed in fiscal 2010. Marine-related projects are highly dependent on the timing of construction and refurbishing of the United States naval fleet and therefore will vary significantly from period to period. International revenue increased $5,610 or 13.7%, in fiscal 2011 when compared to fiscal 2010. The increase in international revenue was the result of a combination of growth in the Asian and South American markets. This growth is resulting from both an increase in demand and our strategic decision to increase our sales focus on the international markets.
For fiscal 2010, total revenue decreased $41,231 or 26.1%, compared to fiscal 2009. Domestic revenue decreased $28,799 or 27.5% in fiscal 2010 when compared to fiscal 2009. International revenue decreased $12,432 or 23.3%, in fiscal 2010 when compared to fiscal 2009. The decrease in revenue was primarily the result of the impact of a weak global business environment.
Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily sales volume, shifts in our product mix, material cost changes, warranty, start-up and commissioning costs. Shifts in the geographic composition of our sales also can have a significant impact on our reported margins. The following summarizes revenue, cost of goods sold and gross profit:

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2011	Revenue	2010	Revenue	2009	Revenue

Revenue	$121,794	100.0%	$116,775	100.0%	$158,006	100.0%
Cost of goods sold	83,387	68.5%	74,340	63.7%	109,403	69.2%

Gross profit	$38,407	31.5%	$42,435	36.3%	$48,603	30.8%

For fiscal 2011, our gross profit decreased $4,028, or 9.5%, compared to fiscal 2010. The gross profit, as a percentage of revenue, was 31.5% in fiscal 2011 compared to 36.3% in fiscal 2010. The decrease in gross profit as a percentage of revenue primarily related to increased pricing pressure on our domestic sales, as well as changes in our product mix within our reporting segments. As noted above, revenue from the sale of marine products, which typically sell at higher margins, declined in fiscal 2011 compared to the prior year.
For fiscal 2010, our gross profit decreased $6,168, or 12.7%, compared to fiscal 2009. The decrease in fiscal 2010 gross profit was due to declining gross revenue resulting from the weakened global economic environment as well as an increase in costs of goods sold due to significant warranty claims. Our gross profit, as a percentage of revenue, was 36.3% in fiscal 2010 compared to 30.8% in fiscal 2009. Expense of $6,104 in fiscal 2009 relating to the amortization of Nitram’s backlog and fair value adjustment of Nitram inventory negatively impacted the 2009 gross profit as a percentage of revenue. Additionally, during 2010, we experienced an increase in demand for our nuclear and marine products, which typically sell at higher margins.

In fiscal 2010, the Company had significant warranty claims associated with two sales orders. Based on our extensive historical performance, we believe these types of occurrences to be infrequent in nature and have no expectation of a similar recurrence in future periods.
Operating Expenses. The following summarizes operating expenses:

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2011	Revenue	2010	Revenue	2009	Revenue

Sales and marketing	$11,864	9.7%	$11,230	9.6%	$15,915	10.1%
Engineering and project management	8,504	7.0%	7,907	6.8%	8,109	5.1%
General and administrative	16,715	13.7%	14,950	12.8%	15,152	9.6%
Loss on impairment of intangibles	3,551	2.9%	—	0.0%	—	0.0%

Total operating expenses	$40,634	33.4%	$34,087	29.2%	$39,176	24.8%

For fiscal 2011, our operating expenses increased $6,547 or 19.2% over fiscal 2010. As a percentage of revenue, these expenses were 33.4% in fiscal 2011 and 29.2% in fiscal 2010. Our sales and marketing expenses increased $634 in fiscal 2011 compared to fiscal 2010 primarily due to increased commission and other selling related expenses associated with higher revenue in fiscal 2011. Our engineering and project management expenses increased $597 in fiscal 2011 compared to fiscal 2010 primarily due to an increase in employee wages and benefits. General and administrative expenses increased $1,765 in fiscal 2011 compared to fiscal 2010, primarily due to increased professional fees related to tax and information technology initiatives, legal fees, and costs related to the replacement of an executive officer. Fiscal 2011 operating expenses also included a $3,551 impairment loss on intangibles related to design guidelines.
For fiscal 2010, our operating expenses decreased $5,089 or 13.0% over fiscal 2009. As a percentage of revenue, these expenses were 29.2% in fiscal 2010 and 24.8% in fiscal 2009. Our sales and marketing expenses decreased $4,685 in fiscal 2010 compared to fiscal 2009 primarily due to the reduction in commissions and other sales related expenses associated with reduced revenue. Our engineering and project management expense decreased $202 in fiscal 2010 compared to fiscal 2009 due to fewer support activities required because of the decrease in revenue in fiscal 2010. Our general and administrative expenses decreased $202 in fiscal 2010 compared to fiscal 2009. The decrease in general and administrative expense in fiscal 2010 was primarily due to classification of $498 of interest charges related to outstanding letters of credit in interest expense during fiscal 2010. In fiscal 2009, similar charges were classified as bank fees and included in general and administrative expense.

Other Income and Expense. The following summarizes other income and expenses:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

Interest income	$35	$28	$123
Interest expense	(2,337)	(3,368)	(6,132)
Loss on extinguishment of debt	—	(1,303)	—
Foreign exchange gain (loss)	606	463	(354)
Change in fair value of derivative liability	6,681	(6,681)	—
Other income (expense), net	20	(454)	539

Total other income (expense), net	$5,005	$(11,315)	$(5,824)

For fiscal 2011, total other income and expense, net changed by $16,320 or 144.2% from $11,315 of expense to $5,005 of income. In fiscal 2010, the Company recorded a charge of $6,681 related to the change in the fair value of the derivative liability associated with the convertible preferred stock sold in September 2009. That charge reversed in fiscal 2011 as the result of the conversion of the preferred stock. In fiscal 2011, the convertible preferred shares were converted to common stock at a conversion price of $8.00 per share. Interest expense decreased $1,031 or 30.6% to $2,337 in fiscal 2011 on a lower average balance outstanding compared to the prior year.
For fiscal 2010, total expense increased $5,491 or 94.3% from $5,824 to $11,315. The increase was primarily due to a recorded charge of $6,681 to reflect changes in the fair value of our derivative liability and the write off of $1,303 of deferred finance charges associated with the subordinated term debt that was extinguished in September 2009. The increase in other expense is partially offset by a reduction in interest expense of $2,764 achieved by extinguishing $20,000 of subordinated term debt and reducing our senior term debt by $15,779 during the year. Other income in fiscal 2009 is related to the Company’s proportional share of income from its equity method investee in Japan of $435.
Income Taxes: Fiscal 2011 resulted in income tax benefit of $3,083 compared to income tax expense of $1,215 and $707 in fiscal 2010 and 2009, respectively. The effective tax rates vary from statutory rates because of the impact by the fair value adjustment of the derivative liability in fiscal 2011 and 2010, which is not a deductible item for tax purposes. Additionally, fiscal 2011 effective tax rates vary from statutory rates because of amended previous tax filing to reflect deductions for research and development expenditures. The effective rate in fiscal 2009 was impacted by increased profits of our foreign subsidiaries which have a lower tax rate than the United States and increased domestic production credits. For further information related to income taxes, see Note S to our consolidated financial statements included in Item 8 of this Form 10-K.
Net Earnings (Loss): Our net earnings increased from a net loss of $(4,182), or (3.6) % of revenue for fiscal 2010, to earnings of $5,861, or 4.7% of revenue, for fiscal 2011. Basic earnings per share attributable to our common shareholders increased from a net loss of $(0.38) per share for fiscal 2010, to net earnings of $0.29 per share for fiscal 2011. Diluted earnings per share attributable to our common shareholders increased from a net loss of $(0.38) per share for fiscal 2010, to net earnings of $0.28 per share for fiscal 2011.
Our net loss for fiscal 2010 was $(4,182), or (3.6)% of revenue, which was a decrease by $7,078 compared to net earnings of $2,896, or 1.8% of revenue, for fiscal 2009. Basic and diluted earnings per share attributable to our common shareholders decreased from net earnings of $0.22 per share for fiscal 2009, to a net loss of $(0.38) per share for fiscal 2010.

Results of Operations — Segments
We have two reporting segments: Process Products and Environmental Systems.
Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 73.0%, 77.1% and 78.0% of our revenue in fiscal years 2011, 2010 and 2009, respectively.
Process Products revenue and operating income for the prior three fiscal years are presented below:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

Revenue	$88,876	$90,083	$123,261
Operating income	11,825	16,328	17,701

Operating income as % of revenue	13.3%	18.1%	14.4%
Revenue from Process Products segment was essentially flat in fiscal 2011 compared to the prior year as increased revenue from separation and filtration equipment offset decreases in marine and heat exchanger projects. Process Products revenue decreased by $33,178, or 26.9%, in fiscal 2010 compared to fiscal 2009, primarily attributable to the weak global economy.
Process Products operating income decreased by $4,503 or 27.6% in fiscal 2011 compared to fiscal 2010. Process Products operating income in fiscal 2010 decreased by $1,373 compared to fiscal 2009. The decreased operating income was primarily due to decreased revenue. As a percentage of Process Products revenue, operating income was 13.3%, 18.1% and 14.4% in fiscal 2011, 2010 and 2009, respectively. The decrease in operating income as a percentage of revenue during 2011 is primarily attributable to external pricing pressures of the global market and a shift in our product mix from premium separators to lower margin standard models. The increase in operating income as a percentage of revenue during fiscal 2010, compared to fiscal 2009, is primarily attributable to $6,104 of amortization expense recorded in fiscal 2009, which did not recur in fiscal 2010, offset by an increase of $1,932 related to warranty charges in 2010. The amortization was associated with the backlog and fair value adjustment to inventory from the Nitram acquisition.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 27.0%, 22.9% and 22.0% of our revenue in fiscal years 2011, 2010 and 2009, respectively.

Environmental Systems revenue and operating income for the prior three fiscal years are presented below:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

Revenue	$32,918	$26,692	$34,745
Operating income	6,214	6,970	6,878

Operating income as % of revenue	18.9%	26.1%	19.8%
Environmental Systems revenue increased by $6,226, or 23.3% during fiscal 2011 compared to fiscal 2010. The increase is primarily due to the completion of several non-power related projects in fiscal 2011. Environmental Systems revenue decreased by $8,053, or 23.2%, in fiscal 2010 compared to fiscal 2009. The decrease is primarily due to several large projects which had revenue recognized during fiscal 2009 and was not replicated in fiscal 2010.
Environmental Systems operating income decreased $756 in fiscal 2011 compared to fiscal 2010. As a percentage of revenue, operating income decreased in 2011 compared to 2010, from 26.1% to 18.9%. The decrease in Environmental Systems operating income and operating income as a percentage of revenue is primarily due to increased external pricing pressures during fiscal 2011 combined with an increase in contract-related charges.
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
Corporate Level Expenses
Corporate level expenses excluded from our segment operating results were $20,266, $14,950 and $15,152, for fiscal years 2011, 2010 and 2009, respectively.
For fiscal 2011, our corporate level expenses increased $5,316, or 35.6%, compared to fiscal 2010. The increase in corporate level expenses in fiscal 2011 was primarily due to the $3,551 impairment of intangible assets, increased professional fees related to tax and information technology initiatives, legal fees, and costs related to the replacement of an executive officer. For fiscal 2010, our corporate level expenses decreased $202, or 1.3%, compared to fiscal 2009. The decrease in corporate level expenses in fiscal 2010 was primarily due to classification of $498 of interest charges related to outstanding letters of credit in interest expense during fiscal 2010. In fiscal 2009, similar charges were classified as bank fees and included in general and administrative expense.
Contingencies
In June 2010, we received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. We are in the process of assessing the validity of the claim and have notified our various insurance carriers, including the Nitram insurance carrier and the selling stockholders of Nitram of this claim. We believe if any valid claim exists, we are entitled to be indemnified by the Nitram sellers pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by us in connection with such claim. At this time, we cannot estimate any potential range of loss that may result from this asserted claim as we are still investigating its merits and the facts and circumstances surrounding the claim. No amount has been accrued on the financial statements for this claim as of July 2, 2011. At this time, no lawsuit has been filed by the customer.

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
During the period 2004 to 2007, BMEL sold a number of industrial separators to Iranian customers. The industrial separators produced by BMEL and sold for Iranian customers were not of U.S. origin and had no U.S. content. During part of this period most of BMEL’s accounting work was outsourced to the U.S. headquarters office of Burgess-Manning. Burgess-Manning believes there are valid arguments to support the permissibility of the activities involved, nevertheless, out of an abundance of caution, Burgess-Manning filed a voluntary self disclosure with OFAC for its consideration. Burgess-Manning took steps to ensure there would be no recurrence of these issues, hiring an outside accounting firm in the U.K. and giving to this firm the accounting work that Burgess-Manning did previously. Burgess-Manning has provided no accounting support to BMEL since January 2006.
We cannot predict the response of the OFAC, the outcome of any related proceeding or the likelihood that future proceedings will be instituted against us. In the event that there is an adverse ruling in any proceeding, we may be required to pay fines and penalties. As of September 9, 2011, we have not received any response from OFAC.
In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both our existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facility. Additional sampling and evaluation of the groundwater concerns determined that levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Based on the report from our environmental consultant, the Company does not anticipate any additional estimated loss as a result of the environmental conditions at its facilities. At the Vermont Street facility in Wichita Falls, the results of these assessments indicated soil and groundwater contamination. Further investigation was conducted and soil remediation was completed in July 2009. We will continue to monitor groundwater at the site for an additional five years. The Company does expect to incur additional costs and fees as part of the continued monitoring activities and reporting requirements at its Vermont Street facility. The Company believes the cost of the monitoring will be approximately $10 per year until complete. The Company may incur additional one-time costs in calendar year 2011 related to the installation of four new test wells at the Vermont Street facility and the preparation of environmental reports, which the Company believes may cost approximately $90 in the aggregate. We are seeking reimbursement for the cost of the remediation under our purchase agreement with Nitram’s former stockholders in the amount of $655. Funds have been deposited into an escrow account that may be used to reimburse us for these costs.

Under the purchase agreement for the Nitram acquisition, we have rights to indemnification from the Nitram selling stockholders for claims relating to breach of representations and warranties or covenants and certain other claims, including litigation costs and damages. We previously placed $10,920 of the purchase price for the Nitram acquisition in escrow for purposes of securing and satisfying the indemnification obligations of the Nitram selling stockholders. The escrow amount, less any amounts previously paid and any outstanding claims by us, was released to the selling stockholders in five installments from October 8, 2008 to October 30, 2009. Prior to October 30, 2009, we made claims against the Nitram selling stockholders totaling approximately $1,998 and a total of $1,388 was withheld from the escrow release pending resolution. Following the final escrow release in October 2009, we have made additional indemnification claims against the Nitram selling stockholders for approximately $9,500 related to customer warranty dispute and environmental matters. The Nitram selling stockholders have not agreed to pay the claims made by us and the parties are currently in the process of discussing the various claims. At this time, the Company does not believe it will have any additional losses or claims against the former Nitram selling stockholders that are in excess of the amounts previously claimed or accrued as discussed.
We are involved, from time to time, in various litigation, claims and proceedings, arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.
Backlog
Our backlog of uncompleted orders was approximately $89,000 at July, 2, 2011, compared to $96,000 at June 30, 2010. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at July 2, 2011, we estimate approximately 80% will be completed during fiscal year 2012.
Financial Position
Assets. Total assets decreased by $2,372 or 1.7%, from $143,081 at June 30, 2010 to $140,709 at July 2, 2011. We held cash and cash equivalents of $19,538, of which $6,633 was restricted as collateral for stand-by letters of credit and bank guarantees, had working capital of $43,908 and a current liquidity ratio of 2.2-to-1.0 at July 2, 2011. This compares with cash and cash equivalents of $30,139 at June 30, 2010, of which $5,868 was restricted, working capital of $48,000 and a current liquidity ratio of 2.4-to-1.0 at June 30, 2010. The decrease in our assets is primarily related to the decrease in cash and cash equivalents, with additional decreases in intangibles and inventory, offset by an increase in accounts receivable, cost and earnings in excess of billings, income taxes receivable, and property, plant and equipment.
Liabilities and Stockholders’ Equity. Total liabilities decreased by $30,266 or 35.2%, from $85,934 at June 30, 2010 to $55,668 at July 2, 2011. The decrease in liabilities primarily relates to the change in the fair value of the derivative liability, with additional decreases in debt and other accrued liabilities. This was offset by an increase in accounts payable. The increase in our stockholders’ equity of $27,894, or 48.8%, from $57,147 at June 30, 2010 to $85,041 at July 2, 2011 resulted primarily from the conversion of Preferred Stock to common stock during the year and our net earnings for the year. Our debt (total liabilities)-to-equity ratio decreased to 0.7-to-1.0 at July 2, 2011 from 1.5-to-1.0 at June 30, 2010, reflecting debt payments and the conversion of Preferred Stock to common stock during fiscal 2011.

Preferred Stock Conversions
During fiscal year ended July 2, 2011, holders of Preferred Stock converted 21,140 shares of Preferred Stock into 2,642,500 shares of the Company’s common stock.
Liquidity and Capital Resources
Our cash and cash equivalents were $19,538 as of July 2, 2011, of which $6,633 was restricted as collateral for stand-by letters of credit and bank guarantees, compared to $30,139 at June 30, 2010, of which $5,868 was restricted. Net cash provided by operating activities during fiscal 2011 was $1,331, compared to $8,498 and $16,105 during fiscal 2010 and fiscal 2009, respectively.
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At July 2, 2011, the balance of these working capital accounts was $25,384 compared to $25,266 at June 30, 2010, reflecting an increase of our investment in these working capital items of $118. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones.
In addition to our change in working capital, our cash flow provided by operations was comprised primarily of our net earnings of $5,861 adjusted by $6,681 for the change in fair value of the derivative liability, the impairment loss of $3,551 for intangibles, and other expense items which did not generate a use of current year cash. Increases in accounts receivable, cost and earnings in excess of billings, and accounts payable, offset by decreases in product warranties and income taxes, and changes to other balance sheet items, used an additional $7,040.
Net cash used in investing activities was $6,308 for fiscal 2011, compared to net cash used in investing activities of $1,192 and $4,968 for fiscal 2010 and 2009, respectively. The use of cash during fiscal 2011 related primarily to the purchase of equipment and the investment in the CEFCO manufacturing license agreement. The net cash used in fiscal 2010 related primarily to the acquisition of Mitech, Inc. (“Mitech”) and an increase in restricted cash, partially offset by the proceeds from the liquidation of our equity method investment. The net cash used in 2009 related primarily to purchasing property and equipment, an increase in restricted cash, and additional costs associated with the acquisition of Nitram.
Net cash used in financing activities was $7,357 for fiscal 2011, compared to net cash used of $1,146 for fiscal 2010 and net cash used of $4,000 for fiscal 2009. Financing activities in 2011 consisted primarily of payment of long-term debt of $7,650 and dividends of $722 on preferred stock offset by proceeds from the sale of common stock and excess tax benefits from stock options exercised. Financing activities in 2010 consisted primarily of proceeds of $35,163 from the issuance of common stock, preferred stock and warrants, and $35,779 used in the payment of long-term debt. Cash used in financing activities in 2009 was for the payment of long-term debt.
As a result of the above factors, our cash and cash equivalents during fiscal 2011 decreased $11,366 compared to an increase of $6,533 during fiscal 2010 and an increase of $6,294 in fiscal 2009.

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
On September 12, 2011, we amended the Senior Secured Credit Agreement to extend the maturity date of the revolving credit facility to April 30, 2013. This amendment also waives any noncompliance or default with the current financial covenants, including the consolidated fixed charge coverage ratio.
The senior term loan matures on January 1, 2016. Interest on the senior term loan, as amended, is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 225 and 375 basis points based on our consolidated total leverage (“CTL”) ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 325 and 475 basis points based on our CTL ratio. The Senior Secured Credit Agreement requires quarterly principal payments on the senior term loan of $650 commencing April 3, 2011, with the balance of the senior term loan due at maturity. The Senior Secured Credit Agreement also requires additional principal payments of the senior term loan based upon our cash flow that began in the 2009 fiscal year, the net proceeds of certain asset sales and dispositions and the issuance by the Company of additional equity securities or subordinated debt.
The revolving credit facility, as amended, matures on April 30, 2013. Interest under the revolving credit facility, as amended, is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 225 and 350 basis points based on our CTL ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 300 and 450 basis points based on our CTL ratio. Under this revolving credit facility, we have a maximum borrowing availability equal to the lesser of (a) $20,000 or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base).
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of our company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions, as well as other customary covenants.

As required by the Senior Secured Credit Agreement, the Company entered into a LIBOR interest rate cap transaction with respect to the senior term loan, with a notional amount of $20,000 (the “Hedging Transaction”). The Hedging Transaction became effective on August 15, 2008 and that will terminate on April 2, 2012. Under the terms of the Hedging Transaction, the counterparty is required to pay to us, on the first business day of each quarter, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Hedging Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Hedging Transaction amortized $5,000 each on October 1, 2010, 2009 and 2008 and will amortize in the amount of $4,500 on October 3, 2011 and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Hedging Transaction, we will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points based on our CTL ratio, for the term of the Hedging Transaction.
Our U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6,000 ($9,645) at July 2, 2011 and £4,700 ($7,083) at June 30, 2010. This facility was secured by substantially all of the assets of our U.K. subsidiary and by a cash deposit of £3,301 ($5,306) at July 2, 2011 and £2,850 ($4,258) at June 30, 2010, which is recorded as restricted cash on the consolidated balance sheet. At July 2, 2011, there was £3,222 ($5,180) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2010, there was £2,658 ($4,006) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under our U.K. subsidiary’s debenture agreement at July 2, 2011 or June 30, 2010.
We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of July 2, 2011.
Tabular Disclosure of Contractual Obligations
The following table summarizes the indicated contractual obligations and other commitments of the Company as of July 2, 2011.

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Debt — Term Loans (1)	$14,275	$3,283	$6,004	$4,988	$—
Purchase obligations (2)	23,840	23,840	—	—	—
Unrecognized tax benefits	618	—	618	—	—
Stand-by letters of credit (3)	9,999	7,074	2,266	531	128
Operating lease obligations	6,100	1,063	2,040	1,909	1,088

Total contractual obligations	$54,832	$35,260	$10,928	$7,428	$1,216

1)	Term debt obligations include interest calculated based on the rates in effect on July 2, 2011.

2)	Purchase obligations in the table above represent the value of open purchase orders as of July 2, 2011. We believe that some of these obligations could be cancelled for payment of a nominal penalty, or no penalty.

3)	The stand-by letters of credit include $4,818 issued under our $20,000 revolving credit facility and $5,180 outstanding under the debenture agreement in the U.K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.
Interest Rate Risk
We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At July 2, 2011, we had $12,571 of outstanding borrowings under this Agreement. Currently we have an interest rate cap transaction with a notional amount of $5,000, or 39.8% of our variable rate debt. This cap transaction complies with our obligation under our Senior Secured Credit Agreement.
To assess exposure to interest rate changes, we performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates on borrowings under our Senior Secured Credit Agreement. Our analysis indicates that the effect on fiscal 2011 income before taxes of such an increase and decrease in interest rates would be approximately $164.
Foreign Currency Risk
Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest as foreign contracts payable in currencies other than United States dollars are performed principally in the local currency and therefore provide a “natural hedge” against currency fluctuations. The impact of currency exchange rate movements on inter-company transactions has historically been immaterial. We did not have any currency derivatives outstanding as of, or during the fiscal year ended July 2, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
PMFG, Inc.
We have audited the accompanying consolidated balance sheets of PMFG, Inc. (a Delaware corporation) and Subsidiaries (the “Company”, formerly Peerless Mfg. Co.) as of July 2, 2011 and June 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 2, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMFG, Inc. and Subsidiaries as of July 2, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2011 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMFG Inc. and Subsidiaries’ internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2011 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 14, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PMFG, Inc.
We have audited PMFG, Inc. (a Delaware Corporation) and Subsidiaries’ (the “Company”, formerly Peerless Mfg. Co.) internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PMFG, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 2, 2011 and June 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 2, 2011 and our report dated September 14, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 14, 2011

PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands)
ASSETS

	July 2,	June 30,
	2011	2010
Current assets:
Cash and cash equivalents	$12,905	$24,271
Restricted cash	6,633	5,868
Accounts receivable — trade, net of allowance for doubtful accounts of $600 and and $886, at July 2, 2011 and June 30, 2010, respectively	30,567	27,310
Inventories, net	6,556	7,220
Costs and earnings in excess of billings on uncompleted contracts	16,991	13,560
Income taxes receivable	3,061	—
Deferred income taxes	1,952	2,067
Other current assets	2,474	2,010

Total current assets	81,139	82,306

Property, plant and equipment, net	8,854	7,506
Intangible assets, net	20,108	21,781
Goodwill	29,702	29,702
Other assets	906	1,786

Total assets	$140,709	$143,081

PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets — Continued
(Amounts in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 2,	June 30,
	2011	2010
Current liabilities:
Accounts payable	$17,308	$10,180
Current maturities of long-term debt	2,600	4,000
Billings in excess of costs and earnings on uncompleted contracts	4,866	5,424
Commissions payable	2,186	1,932
Income taxes payable	281	717
Accrued product warranties	2,575	2,480
Customer deposits	1,938	2,481
Accrued liabilities and other	5,477	7,092

Total current liabilities	37,231	34,306

Long-term debt, net of current portion	9,971	16,221
Deferred income taxes	7,135	8,548
Derivative liability	—	25,916
Other non-current liabilities	1,331	943

Commitments and contingencies

Preferred stock — authorized, 5,000,000 shares of $0.01 par value; 0 and 21,140 shares issued and outstanding at July 2, 2011 and June 30, 2010, respectively	—	—

Stockholders’ equity:
Common stock — authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 17,597,186 and 14,734,323 shares at July 2, 2011 and June 30, 2010, respectively	176	147
Additional paid-in capital	48,657	27,240
Accumulated other comprehensive loss	(1,331)	(2,283)
Retained earnings	36,170	31,142

Total PFMG, Inc.’s stockholders’ equity	83,672	56,246
Noncontrolling interest	1,369	901

Total equity	85,041	57,147

Total liabilities and equity	$140,709	$143,081

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Revenue	$121,794	$116,775	$158,006
Cost of goods sold	83,387	74,340	109,403

Gross profit	38,407	42,435	48,603
Operating expenses:
Sales and marketing	11,864	11,230	15,915
Engineering and project management	8,504	7,907	8,109
General and administrative	16,715	14,950	15,152
Loss on impairment of intangibles	3,551	—	—

	40,634	34,087	39,176

Operating income (loss)	(2,227)	8,348	9,427

Other income (expense):
Interest income	35	28	123
Interest expense	(2,337)	(3,368)	(6,132)
Loss on extinguishment of debt	—	(1,303)	—
Foreign exchange gain (loss)	606	463	(354)
Change in fair value of derivative liability	6,681	(6,681)	—
Other income (expense), net	20	(454)	539

	5,005	(11,315)	(5,824)

Earnings (loss) before income taxes	2,778	(2,967)	3,603
Income tax benefit (expense)	3,083	(1,215)	(707)

Net earnings (loss)	$5,861	$(4,182)	$2,896

Less net earnings (loss) attributable to noncontrolling interest	$112	$(19)	$—

Net earnings (loss) attributable to PMFG, Inc.	$5,749	$(4,163)	$2,896

Dividends on preferred stock	$(722)	$(1,044)	$—

Net earnings (loss) attributable to PMFG, Inc. common shareholders	$5,027	$(5,207)	$2,896

BASIC EARNINGS (LOSS) PER SHARE	$0.29	$(0.38)	$0.22

DILUTED EARNINGS (LOSS) PER SHARE	$0.28	$(0.38)	$0.22

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Amounts in thousands)

					Accumulated	Total
			Additional		Other	PMFG, Inc.’s	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity

Balance at June 30, 2008	13,024	$130	$9,018	$33,453	$330	$42,931	$—	$42,931

Comprehensive income
Net earnings				2,896		2,896		2,896
Foreign currency translation adjustment					(1,038)	(1,038)		(1,038)

Total comprehensive income						1,858		1,858

Restricted stock grants	55	1	1,128			1,129		1,129
Stock options expense			40			40		40

Balance at June 30, 2009	13,079	131	10,186	36,349	(708)	45,958	—	45,958

Comprehensive income
Net loss				(4,163)		(4,163)	(19)	(4,182)
Foreign currency translation adjustment					(1,575)	(1,575)	—	(1,575)

Total comprehensive loss						(5,738)	(19)	(5,757)

Restricted stock grants	131	1	950			951		951
Stock option expense			15			15		15
Stock options exercised	29		128			128		128
Income tax benefit related to stock options exercised			54			54		54
Issuance of common stock	1,495	15	15,907			15,922		15,922
Equity contribution from noncontrolling interest in subsidiary						—	920	920
Preferred stock dividends				(1,044)		(1,044)		(1,044)

Balance at June 30, 2010	14,734	147	27,240	31,142	(2,283)	56,246	901	57,147

Comprehensive income
Net earnings				5,749		5,749	112	5,861
Foreign currency translation adjustment					952	952	36	988

Total comprehensive income						6,701	148	6,849

Restricted stock grants	99	1	1,357	1		1,359		1,359
Stock options exercised	122	2	440			442		442
Income tax benefit related to stock options exercised			411			411		411
Issuance of common stock	2,642	26	19,209			19,235		19,235
Equity contribution from noncontrolling interest in subsidiary						—	320	320
Preferred stock dividends				(722)		(722)		(722)

Balance at July 2, 2011	17,597	$176	$48,657	$36,170	$(1,331)	$83,672	$1,369	$85,041

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$5,861	$(4,182)	$2,896
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,584	2,962	7,553
Loss on impairment of intangibles	3,551	—	—
Stock-based compensation	1,359	966	1,169
Excess tax benefit of stock-based compensation	(411)	(54)	—
Bad debt expense	220	742	(165)
Inventory valuation reserve	401	968	169
Provision for warranty expense	2,392	3,324	443
Change in fair value of derivative liability	(6,681)	6,681	—
Loss on extinguishment of debt	—	1,303	—
Gain on sale of property	—	(44)	—
Foreign exchange gain (loss)	(606)	(463)	354
Deferred tax benefit	(1,299)	(532)	(3,362)
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(3,400)	1,012	8,141
Inventories	264	1,146	6,381
Costs and earnings in excess of billings on uncompleted contracts	(3,324)	8,034	2,746
Other current assets	(464)	359	95
Other assets	163	(301)	280
Accounts payable	7,128	(5,537)	(7,720)
Billings in excess of costs and earnings on uncompleted contracts	(558)	(2,809)	1,463
Commissions payable	254	(832)	1,146
Income taxes	(3,087)	(275)	457
Product warranties	(2,297)	(1,599)	(425)
Accrued liabilities and other	(1,719)	(2,371)	(5,516)

Net cash provided by operating activities:	1,331	8,498	16,105

Cash flow from investing activities:
Increase in restricted cash	(442)	(2,125)	(1,828)
Purchases of property and equipment	(2,919)	(757)	(1,822)
Advance payment of license agreement	(2,947)	—	—
Proceeds from liqidation of equity method investment	—	2,439	—
Business acquisition, net of cash acquired	—	(749)	(1,318)

Net cash used in investing activities	(6,308)	(1,192)	(4,968)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	15,922	—
Net proceeds from issuance of preferred stock and warrants	—	19,235	—
Payment of debt	(7,650)	(35,779)	(4,000)
Payment of debt issuance costs	(158)	(552)	—
Payment of dividends on preferred stock	(722)	(1,044)	—
Equity contribution from noncontrolling interest	320	920	—
Proceeds from exercise of stock options	442	98	—
Excess tax benefits from stock-based payment arrangements	411	54	—

Net cash used in financing activities	(7,357)	(1,146)	(4,000)
Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Continued
(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

Effect of exchange rate changes on cash and cash equivalents	968	373	(843)

Net increase (decrease) in cash and cash equivalents	(11,366)	6,533	6,294

Cash and cash equivalents at beginning of period	24,271	17,738	11,444

Cash and cash equivalents at end of period	$12,905	$24,271	$17,738

Supplemental information on cash flow:
Income taxes paid	$1,300	$1,407	$3,010
Interest paid	1,492	3,014	5,233
See accompanying notes to consolidated financial statements.
During fiscal 2011, holders of Preferred Stock converted 21,140 shares of Preferred Stock into 2,642,500 shares of the Company’s common stock. This was a non cash financing activity and as a result, the Company is no longer obligated to pay quarterly dividends on the converted shares of Preferred Stock.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Holding Company Reorganization and Stock Conversion
On August 15, 2008, the Company completed a holding company reorganization. In the reorganization, Peerless Mfg. Co. (“Peerless”), a Texas corporation, became a wholly owned subsidiary of PMFG, Inc. (“PMFG”), a newly formed Delaware corporation. Shareholders of Peerless received two shares of common stock of PMFG for each outstanding share of common stock of Peerless held prior to the reorganization. As a result, the reorganization had the effect of a two-for-one stock split. The Company’s business, operations and management did not change as a result of the holding company reorganization.
References to “Company” refer to (a) PMFG, Inc. and its subsidiaries after the holding company reorganization and (b) Peerless Mfg. Co. and its subsidiaries prior to the holding company reorganization, in each case unless the context requires otherwise. Additionally, references to “PMFG” refer to PMFG, Inc. and references to “Peerless” refer to Peerless Mfg. Co., in each case unless the context requires otherwise.
Nature of Operations
The Company is a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The Company primarily serves the markets for power generation, natural gas infrastructure and refining and petrochemical processing. The Company offers a broad range of systems and products through its two reportable segments: Process Products and Environmental Systems. Process Products includes separation and filtration products which remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. In addition, products in the Process Products segment include pulsation dampeners and heat exchangers. The Process Products segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The Company’s Environmental Systems segment includes selective catalytic reduction systems, or SCR, which convert nitrogen oxide into nitrogen and water, reducing air pollution and helping customers comply with environmental regulations.
The Company’s products are manufactured within company-owned facilities located in Texas, as well as through global subcontractor agreements. Customers include equipment manufacturers, engineering contractors and operators of power plants. On July 15, 2010, the Company formed a new wholly-owned subsidiary, Peerless Asia Pacific Pte. Ltd. (“Peerless Asia Pacific”), which replaced the former Peerless Mfg. Co. regional sales office in Singapore. Beginning in fiscal 2010, the Company began additional manufacturing operations in China through Peerless Manufacturing (Zhenjiang) Co., Ltd. (“PMZ”), a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”), our majority-owned subsidiary.

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
Beginning in fiscal year 2011, the Company’s fiscal year, which previously ended as of the last day of the month each June, changed to a new fiscal year, which is comprised of either 52 or 53 weeks. The Company’s fiscal year end will be the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52 week fiscal year, each of the Company’s quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53 week fiscal year, three of the Company’s quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks. References to “fiscal 2011”, “fiscal 2010” and “fiscal 2009” refer to fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009, respectively.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of July 2, 2011, cash held in the United States exceeded federally insured limits by $8,798. As of July 2, 2011 and June 30, 2010, the Company had $9,893 and $8,873, respectively, in foreign bank balances outside the United Sates. The Company has not experienced any losses related to this cash concentration.
The Company had restricted cash balances of $6,633 and $5,868 as of July 2, 2011 and June 30, 2010, respectively. Foreign restricted cash balances were $5,306 and $4,258 as of July 2, 2011 and June 30, 2010, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Accounts Receivable
The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period the payment is received.
The Company had $785 and $1,262 of retention receivables included in accounts receivable — trade at July 2, 2011 and June 30, 2010, respectively.
Changes in the Company’s allowance for doubtful accounts in the last two fiscal years are as follows:

	Fiscal	Fiscal
	2011	2010
Balance at beginning of year	$886	$460
Bad debt expense	220	742
Accounts written off	(506)	(316)

Balance at end of year	$600	$886

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
Property, Plant and Equipment
Depreciation of property, plant and equipment is calculated using the straight-line method over a period considered adequate to depreciate the total cost over the useful lives of the assets, as follows:

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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Goodwill and Other Intangible Assets
The goodwill relates primarily to the acquisition of Nitram Energy, Inc. and Subsidiaries (“Nitram”) and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is not amortized, however, it is measured at the reporting unit level for impairment annually, or more frequently if conditions indicate an earlier review is necessary. The fair value of goodwill is determined based on discounted cash flow projections. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.
Intangible assets subject to amortization include licensing agreements and customer relationships. These intangible assets are amortized over their estimated useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets considered to have indefinite lives include trade names and design guidelines. The Company evaluates the recoverability of indefinite lived intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company uses the income approach method to determine whether impairment exists.
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
Convertible Redeemable Preferred Stock
The Company’s Series A convertible redeemable preferred stock (“Preferred Stock”) host contract contains redemption options which place redemption outside of the Company’s control. The Preferred Stock was classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statements of Equity. The Company considered the conversion rights and redemption options of the Preferred Stock to be an embedded derivative and, as a result, the fair value of the embedded derivative was deemed to be a derivative liability on the Consolidated Balance Sheets (the “Derivative Liability”). Because the Derivative Liability had a fair value in excess of the net proceeds received by the Company from the Preferred Stock transaction at the date of issuance, no amounts have been assigned to the Preferred Stock in the allocation of proceeds. Changes in fair value of the Derivative Liability are included in other income (expense) in the Consolidated Statements of Operations and are not taxable or deductible for income tax purposes.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying amounts of its debt at July 2, 2011 and June 30, 2010, approximate fair value.

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
Contracts that are considered short-term in nature are accounted for under the completed contract method. Because of the short-term nature of these contracts, the completed contract method accurately reflects the economic substance of these contracts. Revenue under the completed contract method is recognized upon shipment of the product.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Debt Issuance Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on our Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the related debt agreements on an effective interest method basis. Amortization of debt issuance costs included in interest expense was $875, $598 and $768 in fiscal years 2011, 2010 and 2009, respectively. During fiscal year 2010, the Company pre-paid the remaining balance of its subordinated term debt. Unamortized debt issuance costs associated with the subordinated term debt in the amount of $1,303 were recorded as a loss on extinguishment of debt on the Consolidated Statements of Operations for the year ended June 30, 2010. Unamortized debt issuance costs at July 2, 2011 and June 30, 2010 were $879 and $1,596, respectively.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the vesting period.
Shipping and Handling Costs
Shipping and handling fees billed to customers are reported as revenue. Shipping and handling costs incurred are reported as cost of goods sold. Shipping and handling fees included in revenue were $949, $507 and $401 for fiscal years 2011, 2010 and 2009, respectively. Shipping and handling costs included in cost of goods sold were $1,564, $408 and $1,260 for fiscal years 2011, 2010 and 2009, respectively.
Advertising Costs
Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred. Advertising costs were approximately $213, $127 and $129 in fiscal years 2011, 2010 and 2009, respectively.
Design, Research and Development
Design, research and development costs are charged to operating expenses under the engineering and project management category in the periods incurred. Design, research and development costs were approximately $467, $509 and $449 in fiscal years 2011, 2010 and 2009, respectively.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
The Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included in the Company’s consolidated balance sheets. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In the event that actual results differ from these estimates, the Company’s provision for income taxes could be materially impacted. The Company’s effective income tax rate varies primarily due to changes in the fair value of the Derivative Liability, which are not taxable or deductible for income tax purposes and research and development expenditures, for which a nonrefundable credit can be taken for income tax purposes.
Earnings (Loss) Per Common Share
The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. The Company has determined that the Preferred Stock represents a participating security because holders of the Preferred Stock have rights to participate in any dividends on an as-converted basis; therefore, basic earnings per common share is calculated using the two class method. Under the two class method, earnings after dividends are allocated to each class of participating security and earnings per common share is calculated on the earnings allocated to common stock. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method.
Foreign Currency
All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange. Consolidated Statements of Operations items are translated at the weighted average exchange rates for the fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009. The resulting translation adjustments are recorded directly to accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Consolidated Statements of Operations.
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
NOTE B. NEW ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies existing fair value measurement and disclosure requirements by amending certain fair value measurement principles and requiring additional disclosures regarding fair value measurements. ASU 2011-04 is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact that ASU 2011-04 will have on its consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. ASU 2011-05 is effective for the Company in the first quarter of fiscal 2013. The Company is currently evaluating the impact that ASU 2011-05 will have on its consolidated financial statements.
NOTE C. CONCENTRATIONS OF CREDIT RISK
The Company monitors the creditworthiness of its customers. Significant portions of the Company’s sales are to customers who place large orders for custom systems and customers whose activities are related to the electrical generation and oil and gas industries. Some customers are located outside the United States. The Company generally requires progress payments, but may extend credit to some customers. The Company’s exposure to credit risk is affected to some degree by conditions within the electrical generation and oil and gas industries. When sales are made to smaller international businesses, the Company generally requires progress payments or an appropriate guarantee of payment, such as a letter of credit from a financial institution.
The Company is not dependent upon any single customer or group of customers in either of its two primary business segments. The custom-designed and project-specific nature of its business can cause year-to-year variances in its major customers.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE D. ACQUISITIONS
Nitram
On April 30, 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. and Subsidiaries (“Nitram”) for $64,428. Nitram was the parent company of Burgess-Manning, Inc., Bos-Hatten, Inc. and Alco Products, an unincorporated division. The acquisition expanded our product lines in the areas of custom-designed gas/liquid and gas/solid separators, pulsation dampeners, silencers and custom-designed shell and tube heat exchangers. These products are primarily sold into the oil/natural gas, chemical/petrochemical and power generation industries. Nitram’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.
Included in the Nitram purchase, the Company acquired a 40% investment in Burgess Miura Co., Ltd, a joint venture in Japan. Income (loss) from the investment was $(20) and $435 for fiscal years 2010 and 2009, respectively, and is recorded in Other Income. During fiscal 2010, the Company’s interest in the joint venture was liquidated. The Company received proceeds from the liquidation of $2,439, net of $266 in taxes withheld, which resulted in a $30 gain recorded to Other income (expense) on the Consolidated Statements of Operations. Accumulated foreign currency translation adjustments of $523 were recognized in the Consolidated Statement of Operations as a component of foreign exchange gain during the year ended June 30, 2010. Nitram’s results of operations are included in the Company’s Process Products segment.
Mitech
On January 1, 2010, the Company acquired its former sales representative in Canada, Mitech, Inc., for $749. The purchase price of $749 was attributed to customer relationships, and $270 was recorded to goodwill as an adjustment to deferred tax liabilities. Mitech’s results of operations are included in the Company’s Process Products segment.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE E. INVENTORIES
Principal components of inventories are as follows:

	July 2,	June 30,
	2011	2010

Raw materials	$3,261	$4,443
Work in progress	3,382	3,164
Finished goods	389	361

	7,032	7,968

Reserve for obsolete and slow-moving inventory	(476)	(748)

	$6,556	$7,220

NOTE F. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:

	Fiscal	Fiscal
	2011	2010

Buildings & improvements	$3,604	$3,409
Equipment	10,703	9,101
Furniture and fixtures	6,407	5,357

	20,714	17,867
Less accumulated depreciation	(12,346)	(10,625)

	8,368	7,242
Construction in progress	222	—
Land	264	264

	$8,854	$7,506

Depreciation expense for property, plant and equipment for the fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009 totaled $1,646, $1,557 and $1,638, respectively. The amount of depreciation allocated to cost of goods sold for the fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009 totaled $719, $776 and $834, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE G. INTANGIBLE ASSETS
Acquisition-Related Intangibles
Acquisition-related intangible assets are as follows:

	Weighted
	Average				Accumulated		Accumulated
	Estimated	Gross Value		Gross Value	Amortization		Amortization	Net
	Useful Life	at Beginning		at End	at Beginning	Amortization	at End	Book
	(Years)	of Year	Adjustments	of Year	of Year	expense	of Year	Value
Fiscal 2011
Design guidelines	Indefinite	$10,491	$(3,551)	$6,940	$—	$—	$—	$6,940
Customer relationships	13	6,890	—	6,890	(1,575)	(629)	(2,204)	4,686
Trade names	Indefinite	4,729	—	4,729	—	—	—	4,729
Licensing agreements	5	2,199	—	2,199	(953)	(440)	(1,393)	806
Acquired backlog	0.7	6,489	—	6,489	(6,489)	—	(6,489)	—

		$30,798	$(3,551)	$27,247	$(9,017)	$(1,069)	$(10,086)	$17,161

Fiscal 2010
Design guidelines	Indefinite	$10,491	$—	$10,491	$—	$—	$—	$10,491
Customer relationships	13	6,141	749	6,890	(963)	(612)	(1,575)	5,315
Trade names	Indefinite	4,729	—	4,729	—	—	—	4,729
Licensing agreements	5	2,199	—	2,199	(513)	(440)	(953)	1,246
Acquired backlog	0.7	6,489	—	6,489	(6,489)	—	(6,489)	—

		$30,049	$749	$30,798	$(7,965)	$(1,052)	$(9,017)	$21,781

In the fourth quarter of fiscal 2011, the Company recognized a non-cash impairment charge related to design guidelines of $3,551. The impairment resulted from a decline in the sales and related profitability of certain products purchased in the Nitram transaction. Design guidelines were impaired to their fair value as determined using a profit split method estimating relief from royalties based on the relative contribution of the design guidelines to the Process Products segment. Key assumptions in the relief from royalties calculation include a 2% assumed royalty rate and a 17.75% discount rate.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE G. INTANGIBLE ASSETS — CONTINUED
During fiscal 2010, the Company acquired Mitech, Inc., a former sales representative in Canada. The entire purchase price of $749 was attributed to customer relationships, with an additional $269 recorded to goodwill as an adjustment to deferred tax liabilities. Amortization expense of $1,069, $1,052, and $5,013 were recorded to the Consolidated Statement of Operations for the fiscal years 2011, 2010, and 2009, respectively. All acquisition-related intangible assets are allocated to the Company’s Process Products segment. The estimated amortization expense for each of the next five fiscal years is as follows:

2012	$1,005
2013	922
2014	555
2015	480
2016	405
CEFCO Licensing Agreement
In July 2010, the Company entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO Global Clean Energy, LLC, a Texas limited liability company (“CEFCO”). Pursuant to the License Agreement and subject to the terms and conditions set forth therein, the Company was granted exclusive manufacturing rights in the continental United States to manufacture equipment and process units incorporating CEFCO’s multi-stage apparatus used in the selective capture and removal of purified carbon gas, including NOx, SOx, CO2 and Hg, and the sequential capture and removal of mercury, metal, and particulate aerosols. The captured pollutants may subsequently be converted into various high-grade end products through chemical conversion in a recirculating and regenerating system and may then be commercially sold by an end-user or operator.
The Company advanced $1,100 to CEFCO at the inception of License Agreement. Pursuant to a related lab testing arrangement with CEFCO, an additional $1,847 was advanced under the License Agreement in fiscal 2011 through the funding of costs to construct and operate a scaled version of the CEFCO processing technology. As of fiscal 2011, $2,947 was included in intangibles, net. Amortization of the CEFCO licensing agreement will be recognized over the life of the licensing agreement (10 years) commencing after the initial sale, construction and commissioning of a full scale version of the CEFCO processing technology.
NOTE H. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	July 2,	June 30,
	2011	2010

Accrued start-up and commissioning expense	$794	$1,169
Accrued compensation	1,733	3,999
Accrued professional expenses	2,510	1,679
Other	440	245

	$5,477	$7,092

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE I. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	July 2,	June 30,
	2011	2010
Costs incurred on uncompleted contracts and estimated earnings	$64,457	$56,176
Less billings to date	(52,332)	(48,040)

	$12,125	$8,136

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	July 2,	June 30,
	2011	2010
Costs and earnings in excess of billings on uncompleted contracts	$16,991	$13,560
Billings in excess of costs and earnings on uncompleted contracts	(4,866)	(5,424)

	$12,125	$8,136

NOTE J. LONG-TERM DEBT
Outstanding long-term obligations are as follows:

		July 2,	June 30,
	Maturities	2011	2010
Senior secured credit facilities:
Term loan	2016	$12,571	$20,221
Revolving credit facility	2013	—	—

Total long-term debt		12,571	20,221
Less current maturities		(2,600)	(4,000)

Total long-term debt, net of current portion		$9,971	$16,221

In connection with the sale of 1,495,000 shares of common stock in the Company’s registered secondary common stock offering in March 2010, the Company received $15,922 of net proceeds after deducting underwriter fees and commissions and estimated legal and accounting fees. In accordance with the terms of the Company’s senior term loan, as amended, the Company used 50% of the net proceeds to repay a portion of the senior term loan.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE J. LONG-TERM DEBT — CONTINUED
At July 2, 2011, the Company was not in compliance with all covenants in its Credit Agreement. On September 12, 2011, the Company entered into an amendment to its Credit Agreement (the “Seventh Amendment”) to extend the maturity date of the revolving credit facility to April 30, 2013, to waive any noncompliance or default by the Company with its current financial covenants and to reduce the Consolidated Fixed Charge Coverage (“FCC”) ratio covenants through the end of fiscal 2012.
Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option (5.75% at July 2, 2011 and 5.25% at June 30, 2010). The Credit Agreement requires payments on the senior term loan of equal quarterly principal installments of $650, to be paid on the first day of each fiscal quarter, with the balance of the senior term loan due at maturity.
At July 2, 2011, there was $9,165 borrowing availability after the borrowing base was adjusted for $4,818 in outstanding letters of credit. At July 2, 2011 and June 30, 2010 there were no outstanding borrowings under the revolving credit facility.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company. In addition to the CTL and FCC ratio covenants, the Credit Agreement contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions.
The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $5,000 on October 1, 2010, 2009 and 2008 and will amortize $4,500 on October 3, 2011 and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At July 2, 2011 the Interest Rate Cap Transaction has an estimated fair market value of $0.
The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6,000 ($9,645) at July 2, 2011 and £4,700 ($7,083) at June 30, 2010. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £3,301 ($5,306) at July 2, 2011 and £2,850 ($4,258) at June 30, 2010, which is recorded as restricted cash on the consolidated balance sheets. At July 2, 2011, there was £3,222 ($5,180) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2010, there was £2,658 ($4,006) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under the U.K. subsidiary’s debenture agreement at July 2, 2011 or June 30, 2010.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE K. PRODUCT WARRANTIES
The Company warrants that its products will be free from defects in materials and workmanship and will conform to agreed-upon specifications at the time of delivery and typically for a period of 12 to 18 months from the date of customer acceptance, depending upon the specific product and terms of the customer agreement. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company attempts to obtain back-up concurrent warranties for major component parts from its suppliers. The Company provides for the estimated cost of product warranties based on historical experience by product type, expectation of future conditions and the extent of back-up concurrent supplier warranties in place, at the time the product revenue is recognized. Revision to the estimated product warranties is made when necessary, based on changes in these factors.
Product warranty activity is as follows:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

Balance at beginning of period	$2,480	$1,242	$1,224
Provision for warranty expense	2,392	3,324	443
Warranty charges	(2,297)	(2,086)	(425)

Balance at end of period	$2,575	$2,480	$1,242

The increase in warranty expense in fiscal 2010 compared to fiscal 2009 largely reflects costs related to two specific customer contracts.
NOTE L. COMMITMENTS AND CONTINGENCIES
The Company leases office space, office equipment and other personal property under operating leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The Company recognizes escalating lease payments on the straight-line basis. Total rent expense incurred under operating leases was $969, $1,050 and $676 for fiscal 2011, 2010 and 2009, respectively.
At July 2, 2011, future minimum rental commitments under all operating leases are as follows:

Operating Leases	Total
Fiscal Year	Amount
2012	$1,063
2013	1,048
2014	992
2015	1,006
2016	903
Thereafter	1,088

$6,100

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE L. COMMITMENTS AND CONTINGENCIES — CONTINUED
In June 2010, the Company received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company is in the process of assessing the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by the Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the claim is in its early stages and the Company is still investigating its merits and the facts and circumstances surrounding the claim. No amount has been accrued in the financial statements for this claim as of July 2, 2011. At this time, no lawsuit has been filed by the customer.
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
The Company’s insurance carriers have agreed to defend the claims asserted by MMPP, pursuant to reservation of rights letters issued on September 5, 2007, and have retained counsel to defend the Company. MMPP made a demand for damages in the amount of $2,500, which it claims represents its net costs incurred related to this incident. As of the July 2, 2011, the Company has recorded an accrual of $100 related to the insurance deductible as a component of its warranty liability. The Company and its insurers have reached an agreement in principle with MMPP to settle this matter and are in the process of finalizing the settlement agreement. The parties expect to file a request for voluntary dismissal with the District Court before the end of the first quarter of fiscal year 2012. The settlement amount will be paid by the Company’s insurers, less the cost of the $100 deductible, which will be paid by the Company.
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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE L. COMMITMENTS AND CONTINGENCIES — CONTINUED
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site for an additional five years. The total costs accrued are $175 at July 2, 2011, which have been discounted using a rate of 3.25%. The Company may incur additional one-time costs related to the installation of four new test wells and the preparation of environmental reports, which the Company estimates will be $90. The Company believes that the cost of the monitoring will be approximately $10 per year until complete. The Company expects that the monitoring will continue for a period not to exceed five years. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under our purchase agreement with Nitram’s former stockholders in the amount of $655. Funds have been deposited into an escrow account that may be used to reimburse these costs.
Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10,920 of the purchase price in escrow to reimburse the Company for breach of representation and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release on October 30, 2009, the Company had filed claims with the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $1,998 against the escrow, and a total of $1,388 was withheld from the escrow releases, which represents the Company’s claims, less the one percent deductible, estimated at $610. Following the final escrow release in October 2009, the Company has made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9,500, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not believe it will have any additional losses or claims against the former Nitram selling stockholders that are in excess of the amounts already claimed or accrued as previously discussed.
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
Holders of the Preferred Stock are entitled to quarterly dividends at an annual rate of 6.0%. All dividends are cumulative and compound quarterly and may be paid, at the option of the Company, in cash or common stock, or a combination of the two. The Company paid $722 and $1,044 of cash dividends during fiscal 2011 and fiscal 2010, respectively.
During fiscal year 2011, holders of Preferred Stock converted all of the outstanding shares of Preferred Stock into 2,642,500 shares of the Company’s common stock. Each share of Preferred Stock converted into 125 shares of the Company’s common stock, for a conversion rate of $8.00 per common share.
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
Restricted Stock
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
A summary of the restricted stock award activity under the plans for the fiscal years 2011, 2010 and 2009 is as follows:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	No. of Shares	Fair Value	No. of Shares	Fair Value	No. of Shares	Fair Value
Balance at beginning of period	158,599	$11.66	105,247	$8.78	111,288	$8.78
New Grants	118,223	15.56	147,550	9.30	32,758	8.74
Vested	(106,152)	12.95	(78,052)	10.43	(37,335)	8.84
Forfeited	(19,517)	13.00	(16,146)	15.03	(1,464)	15.48

Balance at end of period	151,153	$13.63	158,599	$11.66	105,247	$14.05

Stock compensation expense recognized in fiscal 2011, 2010 and 2009 was $1,359, $966 and $1,169, respectively. As of July 2, 2011, the total remaining unrecognized compensation cost related to unvested stock awards was $1,505. The weighted average remaining requisite service period of the unvested stock awards was 1.77 years.
Stock Options
Under all stock incentive plans, stock options vest ratably over four years and expire ten years from the date of grant. Under all plans, stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. The Company recognizes stock option compensation expense over the requisite service period of the individual grants, which equals the vesting period.
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
The Company did not grant any stock options during fiscal 2011, fiscal 2010, or fiscal 2009. The Company uses newly issued shares of common stock to satisfy option exercises.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE O. STOCK-BASED COMPENSATION — CONTINUED
The Company recognized stock-based compensation costs from the vesting of stock options in the amounts of $15 and $40 for the fiscal years 2010 and 2009, respectively, and related tax-benefits of $5 and $14 for the fiscal years 2010 and 2009, respectively.
The Company presents cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) as financing cash flows in the Consolidated Statements of Cash Flows. For fiscal years 2011, 2010 and 2009, $411, $54 and $0, respectively, of such excess tax benefits were classified as financing cash flows.
A summary of the option activity under the Company’s stock-based compensation plans for the fiscal years ended July 2, 2011 and June 30, 2010 is as follows:

	Fiscal 2011		Fiscal 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	No. of Options	Price	No. of Options	Price
Balance at beginning of year	176,858	$3.80	207,948	$3.74
Exercised	(121,658)	3.62	(30,090)	3.40
Forfeited before vesting	—	—	(1,000)	4.60

Balance at end of year	55,200	$4.19	176,858	$3.80

Exercisable at end of year	55,200	$4.19	176,858	$3.80
Options outstanding and exercisable at July 2, 2011 had a weighted average remaining term of 3.99 years and an aggregate intrinsic value of $874 based upon the closing price of the Company’s common stock on July 2, 2011. Options outstanding and exercisable at June 30, 2010 had a weighted average remaining term of 3.88 years and an aggregate intrinsic value of $2,016 based upon the closing price of the Company’s common stock on June 30, 2010. A summary of the stock options exercised during the fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009 is presented below:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Total cash received	$442	$98	$—
Income tax benefits	411	54	—
Total intrinsic value of options exercised	1,567	326	—
The Company had 45,544 unvested options at the beginning of fiscal 2009 of which 30,544 vested during fiscal 2009. The Company had 15,000 unvested options at the beginning of fiscal 2010 of which 14,000 vested and 1,000 forfeited during fiscal 2010.

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

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE Q. FAIR VALUE MEASUREMENTS — CONTINUED
The Company considers the conversion rights and redemption options of the Preferred Stock to be embedded derivatives and, as a result, the fair value of the Derivative Liability is reported on the Consolidated Balance Sheets. The Company values the Derivative Liability using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. During fiscal 2011, holders of the Preferred Stock converted their preferred shares into the Company’s common stock, effectively eliminating the derivative liability of the conversion and redemption features. For the year ended July 2, 2011, a decrease in fair value of $6,681 was recorded to other income in the Consolidated Statements of Operations.
Recurring financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Total
	June 30, 2010	Level 1	Level 2	Level 3
Derivatives related to conversion and redemption rights	$(25,916)	$—	$—	$(25,916)
Interest Rate Cap	$1	$—	$1	$—
The following is a summary of changes to fair value measurements using Level 3 inputs during the fiscal year ended July 2, 2011:

Balance, June 30, 2010	$(25,916)
Change in fair value of derivative liability	6,681
Preferred stock conversion	19,235

Balance, July 2, 2011	$—

The company reflected a writedown of its design guidelines to fair value based on Level 3 inputs as further described in Note G.
NOTE R. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for eligible employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense for the fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009 was $589, $116 and $482, respectively.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE S. INCOME TAXES
The Company’s earnings (loss) before income taxes are as follows:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
United States	$1,201	$(3,208)	$730
International	1,577	241	2,873

	$2,778	$(2,967)	$3,603

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	July 2,	June 30,
	2011	2010
Deferred tax assets
Inventories	$186	$333
Accrued liabilities	1,342	1,446
Accounts receivable	168	294
Net operating loss carry-forwards	206	211
Stock based compensation	256	252
Deferred rent	82	79
Other	—	39
	$2,240	$2,654

Deferred tax liabilities
Property, plant and equipment	$(1,184)	$(1,227)
Intangible assets	(6,178)	(7,841)
Equity method investment	—	—
Other	(61)	(67)

	(7,423)	(9,135)

Net deferred tax liability	$(5,183)	$(6,481)

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	July 2,	June 30,
	2011	2010

Current deferred tax asset, net	$1,952	$2,067
Non-current deferred tax liability, net	(7,135)	(8,548)

	$(5,183)	$(6,481)

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE S. INCOME TAXES — CONTINUED
The expense for income taxes consists of the following:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Current tax (expense) benefit
Federal	$2,286	$(1,566)	$(3,124)
State	(65)	(107)	(141)
Foreign	(436)	(74)	(804)

	1,785	(1,747)	(4,069)
Deferred tax benefit	1,298	532	3,362

	$3,083	$(1,215)	$(707)

The income tax expense varies from the federal statutory rate due to the following:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Income tax (expense) benefit at federal statutory rate	$(945)	$1,009	$(1,225)
Decrease (increase) in income tax expense resulting from:
State tax, net of federal benefit	(43)	(67)	(93)
Gain (loss) on change in fair value of derivative liability	2,272	(2,271)	—
Effect of lower tax rate on foreign income	49	14	174
Domestic Production and other permanent items	(47)	102	399
Research and development expenditure credits	2,054	—	—
Changes in uncertain tax positions	(394)	—	—
Other	137	(2)	38

Income tax (expense) benefit	$3,083	$(1,215)	$(707)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

Beginning balance	$224	$194	$287
Adjustments for tax positions of prior years	394	30	(93)

Ending balance	$618	$224	$194

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for the tax years before 2008.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE S. INCOME TAXES — CONTINUED
The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in income tax expense for all periods presented. During the fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009, the Company recognized $14, $(23) and $24 in interest and penalties. The Company had accrued $64 and $53 for the payment of interest and penalties at July 2, 2011 and June 30, 2010, respectively.
The Company has elected to treat foreign earnings as permanently reinvested outside the U.S. and has not provided U.S. tax expense on those earnings.
NOTE T. EARNINGS PER SHARE
Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options and warrants were exercised into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. Preferred Stock participates in the income of the Company. Earnings per share is calculated by applying the two class method in which undistributed earnings of the Company are allocated between the Preferred Stock and Common Stock to arrive at earnings per share of common stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated.

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Net earnings (loss) attributable to PMFG, Inc. common shareholders	$5,027	$(5,207)	$2,896
Less net earnings allocated to preferred shareholders	(416)	—	—

Net earnings (loss) allocated to common shareholders	$4,611	$(5,207)	$2,896

Basic weighted average common shares outstanding	16,091	13,716	12,961
Effect of dilutive options and restricted stock	571	—	220

Diluted weighted average common shares outstanding	16,662	13,716	13,181

Basic earnings (loss) per share	$0.29	$(0.38)	$0.22

Diluted earnings (loss) per share	$0.28	$(0.38)	$0.22

Because holders of Preferred Stock do not participate in losses, the loss was not allocated to Preferred Stock for fiscal year 2010. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 94,263 shares of common stock equivalents and warrants to purchase 349,473 shares of common stock equivalents were omitted from the calculation of dilutive securities for fiscal 2010 because they were anti-dilutive.

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
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation of corporate assets on a segment basis for internal management reporting; therefore this information is not presented.

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Revenue
Environmental	$32,918	$26,692	$34,745
Process Products	88,876	90,083	123,261

Consolidated	$121,794	$116,775	$158,006

Operating income (loss)
Environmental	$6,214	$6,970	$6,878
Process Products	11,825	16,328	17,701
Reconciling items	(20,266)	(14,950)	(15,152)

Consolidated	$(2,227)	$8,348	$9,427

Revenue from external customers based on the location of the customer is as follows for the fiscal years ended July 2, 2011, June 30, 2010 and June 30, 2009:

Fiscal Year	United States	International	Consolidated

2011	$75,223	$46,571	$121,794
2010	75,814	40,961	116,775
2009	104,613	53,393	158,006

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE U. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION — CONTINUED
Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area as follows:

Fiscal Year	United States	International	Consolidated

2011	$7,466	$1,388	$8,854
2010	6,421	1,085	7,506
2009	8,233	232	8,465
For the fiscal years 2011, 2010, or 2009, there were no sales to a single customer located outside the United States that accounted for 10% or more of the Company’s consolidated revenue.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
NOTE V. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following tables represent the quarterly consolidated financial data of the Company for fiscal 2011, 2010 and 2009:

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$26,961	$26,294	$33,985	$34,554	$121,794
Gross profit	8,741	8,126	10,696	10,844	38,407
Operating expenses	8,785	8,375	9,866	13,608	40,634
Operating income (loss)	(44)	(249)	830	(2,764)	(2,227)
Net earnings (loss)	(5,963)	6,839	4,962	23	5,861

Basic earnings (loss) per share
Net earnings (loss)	$(0.43)	$0.37	$0.28	$0.00	$0.29

Diluted earnings (loss) per share
Net earnings (loss)	$(0.43)	$0.36	$0.27	$0.00	$0.28

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$31,331	$24,529	$32,221	$28,694	$116,775
Gross profit	11,767	8,268	11,677	10,723	42,435
Operating expenses	8,804	8,080	8,137	9,066	34,087
Operating income	2,963	188	3,540	1,657	8,348
Net earnings (loss)	(2,091)	(5,921)	5,736	(1,906)	(4,182)

Basic earnings (loss) per share
Net earnings (loss)	$(0.16)	$(0.47)	$0.33	$(0.15)	$(0.38)

Diluted earnings (loss) per share
Net earnings (loss)	$(0.16)	$(0.47)	$0.32	$(0.15)	$(0.38)

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$43,656	$39,105	$37,651	$37,594	$158,006
Gross profit	11,277	12,279	11,764	13,283	48,603
Operating expenses	10,362	10,408	9,429	8,977	39,176
Operating income	915	1,871	2,335	4,306	9,427
Net earnings from discontinued operations	—	—	—	—	—
Net earnings (loss)	(666)	494	441	2,627	2,896

Basic earnings (loss) per share
Net earnings (loss)	$(0.05)	$0.04	$0.03	$0.20	$0.22

Diluted earnings (loss) per share
Net earnings (loss)	$(0.05)	$0.04	$0.03	$0.20	$0.22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and were designed to provide reasonable assurance of achieving their objectives.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that internal control over financial reporting was effective as of July 2, 2011. Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth quarter of the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls
Management does not expect that our disclosure control and our internal control over financial reporting will prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected. Notwithstanding the foregoing, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 with respect to our executive officers is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K and is incorporated herein by reference. The information required by Item 10 with respect to our directors and director nominees is incorporated herein by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
The information required by Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information included under the caption “Board Meetings, Committees and Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
The information required by Item 10 with respect to our Code of Conduct for Directors and Employees is incorporated herein by reference to the information included under the caption “Code of Conduct” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. Our Code of Conduct for Directors and Employees is posted on our website at www.peerlessmfg.com in the Investor Relations section under “Corporate Governance” and is available in print to any stockholder who requests a copy. The code applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. If we make any substantive amendments to the code, or grant any waivers to the code for any of our executive officers or directors, we will disclose the amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated herein by reference to the information included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Board Meetings, Committees and Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated herein by reference to the information included under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated herein by reference to the information included under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated herein by reference to the information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following audited consolidated financial statements are filed as part of this Form 10-K under Item 8. “Financial Statements and Supplementary Data”.

Financial Statements:

Reports of Independent Registered Public Accounting Firm Consolidated Balance Sheets at July 2, 2011 and June 30, 2010

Consolidated Statements of Operations for the years ended July 2, 2011, June 30, 2010 and June 30, 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended July 2, 2011, June 30, 2010 and June 30, 2009

Consolidated Statements of Cash Flows for the years ended July 2, 2011, June 30, 2010 and June 30, 2009

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

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed by PMFG, Inc. on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

3.3
Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

4.1
Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A (File No. 001-34156) filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

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

10.3
Second Amendment to Credit Agreement, dated September 9, 2009, between Peerless Mfg. Co., PMFG, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 14, 2009 and incorporated herein by reference).

10.4
Third Amendment to Credit Agreement, dated July 12, 2010, between PMFG, Inc., Peerless Mfg. Co., PMC Acquisition, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed by PMFG, Inc. on September 13, 2010 and incorporated herein by reference).

10.5
Fourth Amendment to Credit Agreement, dated December 29, 2010, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on December 20, 2010 and incorporated herein by reference).

10.6
Fifth Amendment to Credit Agreement, dated February 8, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on February 8, 2011 and incorporated herein by reference).

10.7
Sixth Amendment to Credit Agreement, dated May 6, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 6, 2011 and incorporated herein by reference).

10.8
Seventh Amendment to Credit Agreement, dated September 12, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto.

Exhibit
No.		Exhibit Description
10.9
Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.10	*
Employment Agreement, dated July 12, 2010, between Peerless Mfg. Co. and John H. Conroy (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on December 14, 2010 and incorporated herein by reference.)

10.11		Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.12	*
Employment Agreement, dated April 25, 2011, between Peerless Mfg. Co. and Mr. Ronald L. McCrummen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2011).

10.13	*
Letter Agreement, dated May 24, 2011, between Peerless Mfg. Co. and Mr. Henry G. Schopfer (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 27, 2011 and incorporated herein by reference).

10.14	*
Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.15	*
Amended and Restated Employment Agreement, dated March 1, 2010 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on March 1, 2010 and incorporated herein by reference).

10.16	*
Employment Agreement, dated November 3, 2009, between Peerless Mfg. Co. and Warren Hayslip (filed as Exhibit 10.1 to the Current Report Form 8-K filed by PMFG, Inc. on November 4, 2010, and incorporated herein by reference).

10.17	*
1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.18	*
2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.19	*
PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

Exhibit
No.		Exhibit Description
10.20	*
Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.21	*
Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.22	*
Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005 and incorporated herein by reference).

10.23	*
Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.24	*
Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.25	*
Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.26	*
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference.

10.27		CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2010 and incorporated herein by reference).

21.1		Subsidiaries of PMFG, Inc.

23.1		Consent of Grant Thornton LLP.

31.1		Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2		Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Management contract, compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011	PMFG, INC.
	By:	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 14, 2011.

/s/ Sherrill Stone Sherrill Stone	Chairman of the Board

/s/ Peter J. Burlage Peter J. Burlage	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald L. McCrummen Ronald L. McCrummen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Kenneth R. Hanks Kenneth R. Hanks	Director

/s/ Robert McCashin Robert McCashin	Director

R. Clayton Mulford	Director

/s/ Howard G. Westerman, Jr. Howard G. Westerman, Jr.	Director

INDEX TO EXHIBITS

Exhibit
No.	Exhibit Description
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

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed by PMFG, Inc. on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

3.3
Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

4.1
Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A (File No. 001-34156) filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

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

10.3
Second Amendment to Credit Agreement, dated September 9, 2009, between Peerless Mfg. Co., PMFG, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 14, 2009 and incorporated herein by reference).

Exhibit
No.		Exhibit Description
10.4
Third Amendment to Credit Agreement, dated July 12, 2010, between PMFG, Inc., Peerless Mfg. Co., PMC Acquisition, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed by PMFG, Inc. on September 13, 2010 and incorporated herein by reference).

10.5
Fourth Amendment to Credit Agreement, dated December 29, 2010, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on December 20, 2010 and incorporated herein by reference).

10.6
Fifth Amendment to Credit Agreement, dated February 8, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on February 8, 2011 and incorporated herein by reference).

10.7
Sixth Amendment to Credit Agreement, dated May 6, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 6, 2011 and incorporated herein by reference).

10.8
Seventh Amendment to Credit Agreement, dated September 12, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto.

10.9
Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.10	*
Employment Agreement, dated July 12, 2010, between Peerless Mfg. Co. and John H. Conroy (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on December 14, 2010 and incorporated herein by reference.)

10.11		Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.12	*
Employment Agreement, dated April 25, 2011, between Peerless Mfg. Co. and Mr. Ronald L. McCrummen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2011).

10.13	*
Letter Agreement, dated May 24, 2011, between Peerless Mfg. Co. and Mr. Henry G. Schopfer (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 27, 2011 and incorporated herein by reference).

Exhibit
No.		Exhibit Description
10.14	*
Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.15	*
Amended and Restated Employment Agreement, dated March 1, 2010 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on March 1, 2010 and incorporated herein by reference).

10.16	*
Employment Agreement, dated November 3, 2009, between Peerless Mfg. Co. and Warren Hayslip (filed as Exhibit 10.1 to the Current Report Form 8-K filed by PMFG, Inc. on November 4, 2010, and incorporated herein by reference).

10.17	*
1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.18	*
2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.19	*
PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.20	*
Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.21	*
Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.22	*
Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005 and incorporated herein by reference).

10.23	*
Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

Exhibit
No.		Exhibit Description
10.24	*
Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.25	*
Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.26	*
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference.

10.27		CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2010 and incorporated herein by reference).

21.1		Subsidiaries of PMFG, Inc.

23.1		Consent of Grant Thornton LLP.

31.1		Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2		Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Management contract, compensatory plan or arrangement