Form 10-Q
period 2011-10-01
PMFG, Inc.
filed 2011-11-10
CIK 1422862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
The number of shares of the registrant’s common stock outstanding on November 4, 2011, was 17,675,474.

Page
Number

Forward-Looking Statements	3

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at October 1, 2011 (unaudited) and July 2, 2011	4

Unaudited Consolidated Statements of Operations for the three months ended October 1, 2011 and October 2, 2010	5

Unaudited Consolidated Statements of Cash Flows for the three months ended October 1, 2011 and October 2, 2010	6

Unaudited Consolidated Statements of Equity and Comprehensive Income (Loss) for the three months ended October 1, 2011	8

Unaudited Notes to the Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 5. Other Information	31

Item 6. Exhibits	32

SIGNATURES	33

Exhibit 10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended July 2, 2011 and Part II of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PMFG, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	October 1,	July 2,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,077	$12,905
Restricted cash	5,742	6,633
Accounts receivable -trade, net of allowance for doubtful accounts of $571 and $600 at October 1, 2011 and July 2, 2011, respectively	24,511	30,567
Inventories, net	6,818	6,556
Costs and earnings in excess of billings on uncompleted contracts	18,958	16,991
Income taxes receivable	3,859	3,061
Deferred income taxes	1,952	1,952
Other current assets	2,246	2,474

Total current assets	80,163	81,139

Property, plant and equipment, net	8,896	8,854
Intangible assets, net	20,104	20,108
Goodwill	29,702	29,702
Other assets	814	906

Total assets	$139,679	$140,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,492	$17,308
Current maturities of long-term debt	2,600	2,600
Billings in excess of costs and earnings on uncompleted contracts	5,914	4,866
Accrued product warranties	2,442	2,575
Customer deposits	2,204	1,938
Accrued liabilities and other	6,848	7,944

Total current liabilities	37,500	37,231

Long-term debt, net of current portion	9,321	9,971
Deferred income taxes	7,135	7,135
Other non-current liabilities	1,317	1,331

Commitments and contingencies

Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at October 1, 2011 or July 2, 2011	—	—

Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 17,675,474 and 17,597,186 shares at October 1, 2011 and July 2, 2011, respectively	177	176
Additional paid-in capital	49,629	48,657
Accumulated other comprehensive loss	(1,776)	(1,331)
Retained earnings	35,019	36,170

Total PMFG, Inc.’s stockholders’ equity	83,049	83,672
Noncontrolling interest	1,357	1,369

Total equity	84,406	85,041

Total liabilities and equity	$139,679	$140,709

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended
	October 1,	October 2,
	2011	2010
	(unaudited)

Revenue	$29,088	$26,961
Cost of goods sold	20,380	18,220

Gross profit	8,708	8,741

Operating expenses
Sales and marketing	2,895	2,736
Engineering and project management	1,985	1,887
General and administrative	4,975	4,162

	9,855	8,785

Operating loss	(1,147)	(44)

Other income (expense)
Interest income	10	14
Interest expense	(427)	(884)
Foreign exchange gain (loss)	(458)	67
Change in fair value of derivative liability	—	(5,434)
Other income (expense), net	21	—

	(854)	(6,237)

Loss before income taxes	(2,001)	(6,281)
Income tax benefit	831	318

Net loss	$(1,170)	$(5,963)

Less net income (loss) attributable to noncontrolling interest	$(19)	$75

Net loss attributable to PMFG	$(1,151)	$(6,038)

Dividends on preferred stock	$—	$(319)

Loss applicable to PMFG common stockholders	$(1,151)	$(6,357)

Basic and diluted loss per share	$(0.07)	$(0.43)

Weighted-average shares outstanding:

Basic and diluted shares outstanding	17,670	14,844

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share amounts)

	Three months ended
	October 1,	October 2,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,170)	$(5,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	757	1,242
Stock-based compensation	973	741
Excess tax benefits of stock-based compensation	—	(167)
Bad debt expense	17	7
Inventory valuation reserve	(33)	90
Provision for warranty expense	345	131
Change in fair value of derivative liability	—	5,434
Foreign exchange loss (gain)	458	(67)
Deferred tax expense	—	31
Changes in operating assets and liabilities:
Accounts receivable	6,005	4,972
Inventories	(239)	25
Costs and earnings in excess of billings on uncompleted contracts	(1,985)	(287)
Other current assets	224	147
Other assets	—	175
Accounts payable	76	690
Billings in excess of costs and earnings on uncompleted contracts	1,048	155
Commissions payable	(466)	(32)
Income taxes	(848)	(1,797)
Product warranties	(478)	(305)
Accrued liabilities and other	(406)	(1,452)

Net cash provided by operating activities:	4,278	3,770

Cash flow from investing activities:
Decrease in restricted cash	1,757	545
Purchases of property and equipment	(473)	(775)
Advance payment of license agreement	(248)	(1,100)

Net cash provided by (used in) investing activities	1,036	(1,330)

Cash flows from financing activities:
Payment of debt	(650)	(1,000)
Equity contribtuion from noncontrolling interest	—	20
Payment of dividends on preferred stock	—	(319)
Proceeds from exercise of stock options	—	200
Excess tax benefits from stock-based payment arrangements	—	167

Net cash used in financing activities	(650)	(932)
Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Continued
(In thousands, except share amounts)

	Three months ended
	October 1,	October 2,
	2011	2010
	(unaudited)

Effect of exchange rate changes on cash and cash equivalents	(1,492)	531

Net increase in cash and cash equivalents	3,172	2,039

Cash and cash equivalents at beginning of period	12,905	24,271

Cash and cash equivalents at end of period	$16,077	$26,310

Supplemental information on cash flow:
Income taxes paid	$—	$1,285
Interest paid	$366	$489
During the three months ended October 1, 2011, holders of warrants exchanged 10,577 warrants for 5,000 shares of common stock having a market price of $112 at the date of exercise. This was a non-cash financing activity.
See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries
Consolidated Statement of Equity and Comprehensive Income (Loss)
(In thousands)
(unaudited)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance at July 2, 2011	17,597	$176	$48,657	$36,170	$(1,331)	$83,672	$1,369	$85,041

Comprehensive income (loss)
Net loss				(1,151)		(1,151)	(19)	(1,170)
Foreign currency translation adjustment					(445)	(445)	7	(438)

Total comprehensive loss						(1,596)	(12)	(1,608)

Stock grants, net of forfeitures	73	1	972			973		973

Warrants exercised	5	—	—			—		—

Balance at October 1, 2011	17,675	$177	$49,629	$35,019	$(1,776)	$83,049	$1,357	$84,406

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of October 1, 2011 and for the three months ended October 1, 2011 and October 2, 2010 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended July 2, 2011.
Each of our interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2012 and 2011 ended on October 1, 2011, and October 2, 2010, respectively. References to “fiscal 2012” and “fiscal 2011” refer to fiscal years ended June 30, 2012 and July 2, 2011, respectively.
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
The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of October 1, 2011, cash held in the United States exceeded federally insured limits by $9,498. The Company has not experienced any losses related to this cash concentration.
The Company had restricted cash balances of $5,742 and $6,633 as of October 1, 2011 and July 2, 2011, respectively. Foreign restricted cash balances were $5,658 and $5,306 as of October 1, 2011 and July 2, 2011, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
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
Goodwill and Other Intangible Assets
The goodwill relates primarily to prior acquisitions. Goodwill is not amortized, however, it is measured at the reporting unit level for impairment annually, or more frequently if conditions indicate an earlier review is necessary. The fair value of goodwill is determined based on discounted cash flow projections. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying amounts of its debt at October 1, 2011 and July 2, 2011, approximate fair value.
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
October 1, 2011
(In thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED
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
Earnings (Loss) Per Common Share
The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 55,200 shares of common stock and warrants to acquire 1,310,673 shares of common stock were omitted from the calculation of dilutive securities for the three months ended October 1, 2011, because they were anti-dilutive. Options to acquire 119,667 shares of common stock and warrants to acquire 1,321,250 shares of common stock were omitted from the calculation of dilutive securities for the three months ended and October 2, 2010, because they were anti-dilutive.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies existing fair value measurement and disclosure requirements by amending certain fair value measurement principles and requiring additional disclosures regarding fair value measurements. ASU 2011-04 is effective for the Company beginning in the third quarter of fiscal 2012. Management does not expect that ASU 2011-04 will have an impact on its consolidated financial statements.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
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
In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for the Company beginning in the first quarter of fiscal 2013. Management does not anticipate that ASU 2011-08 will have an impact on its consolidated financial statements.
3. INVENTORIES
Principal components of inventories are as follows:

	October 1,	July 2,
	2011	2011

Raw materials	$3,242	$3,261
Work in progress	3,639	3,382
Finished goods	380	389

	7,261	7,032

Reserve for obsolete and slow-moving inventory	(443)	(476)
	$6,818	$6,556

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
The components of uncompleted contracts are as follows:

	October 1,	July 2,
	2011	2011

Costs incurred on uncompleted contracts and estimated earnings	$68,558	$64,457
Less billings to date	(55,514)	(52,332)

	$13,044	$12,125

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS — CONTINUED
The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	October 1,	July 2,
	2011	2011

Costs and earnings in excess of billings on uncompleted contracts	$18,958	$16,991
Billings in excess of costs and earnings on uncompleted contracts	(5,914)	(4,866)

	$13,044	$12,125

5. GOODWILL AND OTHER INTANGIBLE ASSETS
All goodwill and other intangible assets are allocated to the Process Products segment.
Acquisition-Related Intangibles
Acquisition-related intangible assets are as follows:

	Weighted
	Average
	Estimated			Net Book			Net Book
	Useful Life	Gross Value	Accumulated	Value	Gross Value	Accumulated	Value
	(Years)	October 1, 2011	Amortization	October 1, 2011	July 2, 2011	Amortization	July 2, 2011

Design guidelines	Indefinite	$6,940	$—	$6,940	$6,940	$—	$6,940
Customer relationships	13	6,890	(2,346)	4,544	6,890	(2,204)	4,686
Trade names	Indefinite	4,729	—	4,729	4,729	—	4,729
Licensing agreements	5	2,199	(1,503)	696	2,199	(1,393)	806
Acquired backlog	0.7	6,489	(6,489)	—	6,489	(6,489)	—

		$27,247	$(10,338)	$16,909	$27,247	$(10,086)	$17,161

Amortization expense of $252 and $270 were recorded to the Consolidated Statements of Operations for the three months ended October 1, 2011 and October 2, 2010, respectively. The Company’s estimated amortization for the current and each of the next five fiscal years is as follows:

Estimated Amortization Expense
For the fiscal years ended
June 30, 2012	$753
June 29, 2013	922
June 28, 2014	555
June 27, 2015	480
July 02, 2016	405
July 01, 2017	404

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
5. GOODWILL AND OTHER INTANGIBLE ASSETS — CONTINUED
CEFCO Licensing Agreement
In July 2010, the Company entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO Global Clean Energy, LLC, a Texas limited liability company (“CEFCO”). The Company advanced $1,100 to CEFCO at the inception of the License Agreement. The Company has deferred certain additional costs incurred related to the construction and testing of a scaled version of the technology as advances on future payments due under the License Agreement. As of October 1, 2011 and July 2, 2011, $3,195 and $2,947 were included in intangibles, net, respectively. Amortization of the CEFCO licensing agreement will be recognized over the life of the licensing agreement (10 years) commencing after the initial sale, construction and commissioning of a full scale version of the CEFCO processing technology.
6. ACCRUED PRODUCT WARRANTIES
Accrued product warranty activity is as follows:

	Three months ended
	October 1,	October 2,
	2011	2010

Balance at beginning of period	$2,575	$2,480
Provision for warranty expenses	345	131
Warranty charges	(478)	(305)

Balance at end of period	$2,442	$2,306

7. ACCRUED LIABILITIES AND OTHER
The components of accrued liabilities and other are as follows:

	October 1,	July 2,
	2011	2011

Accrued start-up and commissioning expense	$783	$794
Accrued compensation	2,395	1,733
Commissions payable	1,720	2,186
Income taxes payable	231	281
Accrued professional expenses	1,208	2,510
Other	511	440

	$6,848	$7,944

8. DEBT
Outstanding long-term debt obligations are as follows:

		October 1,	July 2,
	Maturities	2011	2011

Term loan	2016	$11,921	$12,571
Revolving credit facility	2013	—	—

Total long-term debt		11,921	12,571
Less current maturites		(2,600)	(2,600)

Total long-term debt, net of current portion		$9,321	$9,971

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
8. DEBT — CONTINUED
Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option (5.75% at October 1, 2011 and July 2, 2011). The Credit Agreement requires payments on the senior term loan of equal quarterly principal installments of $650, to be paid on the first day of each fiscal quarter, with the balance of the senior term loan due at maturity.
The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company. At October 1, 2011, the Company was required to maintain a Consolidated Total Leverage (“CTL”) not to exceed 3.0 to 1.0 and a Consolidated Fixed Charge Coverage (“FCC”) ratio of no less than 1.1 to 1.0. The CTL is calculated as the ratio of the Company’s outstanding debt and letters of credit to the Company’s trailing twelve months earnings before interest, income taxes, depreciation, amortization, and other non-cash expenses (“EBITDA”). The FCC ratio is calculated as the ratio of the Company’s EBITDA less certain capitalized expenditures to the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At October 1, 2011, the Company was not in compliance with the CTL and FCC ratio covenant requirements. On November 9, 2011, the Company entered into the ninth amendment to its Credit Agreement (the “Ninth Amendment”). The Ninth Amendment waives the CTL and FCC ratio defaults by the Company with its current financial covenants as of October 1, 2011 and modifies the computation of available borrowing base. The Ninth Amendment also amends the Credit Agreement to require that 100% of any net cash proceeds received as a result of any equity issuances be applied towards the prepayment of the term loan and it amends the banking fees to be paid by the Company when the Company’s CTL ratio is more than 2.5 to 1.0.
Under the revolving credit facility, the Company has a maximum borrowing capacity based on eligible accounts receivable and inventory, not to exceed $20,000. At October 1, 2011, there was $5,404 borrowing availability after the borrowing base was adjusted for $4,399 in outstanding letters of credit. At October 1, 2011 and July 2, 2011 there were no outstanding borrowings under the revolving credit facility.
The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $4,500 on October 3, 2011, and $5,000 on October 1, 2010, 2009 and 2008 and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company will have a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At October 1, 2011 the Interest Rate Cap Transaction has an estimated fair market value of $0.
The Company’s U.K. subsidiary has debenture agreements used to facilitate issuances of letters of credit and bank guarantees of £6,000 ($9,352) at October 1, 2011 and £6,000 ($9,645) at July 2, 2011. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £3,630 ($5,658) at October 1, 2011 and £3,301 ($5,306) at July 2, 2011, which is recorded as restricted cash on the consolidated balance sheets. At October 1, 2011, there was £5,376 ($8,379) outstanding under stand-by letters of credit and bank guarantees under the debenture agreements. At July 2, 2011, there was £3,222 ($5,180) outstanding under stand-by letters of credit and bank guarantees under the debenture agreements. There are no amounts outstanding under the U.K. subsidiary’s debenture agreements at October 1, 2011 or July 2, 2011.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES
Litigation
In June 2010, the Company received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company is in the process of assessing the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by the Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the claim is in its early stages and the Company is still investigating its merits and the facts and circumstances surrounding the claim. No amount has been accrued in the financial statements for this claim as of October 1, 2011. At this time, no lawsuit has been filed by the customer.
On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserted claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company. MMPP’s claims arise out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured, resulting in a fire. In the complaint, MMPP did not make a specific demand for damages. The Company and its insurers have entered into a confidential settlement agreement and the District Court dismissed all claims on September 20, 2011. The settlement amount will be paid by the Company’s insurers, less the cost of the $100 deductible, which will be paid by the Company.
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
In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site for an additional five years. The total costs accrued are $120 at October 1, 2011 and July 2, 2011, which have been discounted using a rate of 3.25%. The Company may incur additional one-time costs related to the installation of four new test wells and the preparation of environmental reports, which the Company estimates will be $90. The Company believes that the cost of the monitoring will be approximately $10 per year until complete. The Company expects that the monitoring will continue for a period not to exceed five years. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under our purchase agreement with Nitram’s former stockholders in the amount of $633. Funds have been deposited into an escrow account that may be used to reimburse these costs.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
9. COMMITMENTS AND CONTINGENCIES – CONTINUED
Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10,920 of the purchase price in escrow to reimburse the Company for breach of representation and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release on October 30, 2009, the Company had filed claims with the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $1,976 against the escrow, and a total of $1,388 was withheld from the escrow releases, which represents the Company’s claims, less the one percent deductible, estimated at $610. Following the final escrow release in October 2009, the Company has made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9,500, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not believe it will have any additional losses or claims against the former Nitram selling stockholders that are in excess of the amounts already claimed or accrued as previously discussed.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.
10. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS
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
Preferred Stock
The terms, rights, obligations and preferences of the Preferred Stock were set forth in the Certificate of Designations of the Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on September 4, 2009.
During fiscal year 2011, holders of Preferred Stock converted all of the outstanding shares of Preferred Stock into 2,642,500 shares of the Company’s common stock. Prior to conversion, holders of Preferred Stock were entitled to quarterly dividends at an annual rate of 6.0%. All dividends were cumulative, compounded quarterly and paid in cash. The Company paid $319 of cash dividends during the three months ended October 2, 2010.
The Company considered the conversion rights and redemption options of the Preferred Stock to be embedded derivatives and, as a result, the fair value of the Derivative Liability was measured using a Monte Carlo simulation model and valuation techniques that required the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. For the three months ended October 2, 2010, an increase in fair value of $5,434 was recorded in Other income (expense) in the Consolidated Statements of Operations.

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
10. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS — CONTINUED
Warrants
The warrants entitle the holders to purchase 50% of the number of shares of common stock that may be obtained upon conversion of the Preferred Stock, or 1,321,250 shares. The warrants have a five-year term and became exercisable on March 4, 2010. The exercise price is equal to the closing bid price of the common stock on September 3, 2009, or $10.56, and is not subject to anti-dilution protection, except in the case of stock splits and dividends. During the three months ended October 1, 2011, holders of warrants, in a cashless exercise, exchanged 10,577 warrants for 5,000 shares of common stock having a market price of $112 at the date of exercise.
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
12. STOCK-BASED COMPENSATION
The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended October 1, 2011 and October 2, 2010:

	Three months ended
	October 1,		October 2,
	2011		2010
	Number of	Fair		Fair
	Shares	Value of	Number of	Value of
Grant Type	Granted	Grant	Shares Granted	Grant

Stock	36,000	$765	36,000	$523
Restricted stock	38,438	816	67,800	1,006

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
12. STOCK-BASED COMPENSATION — CONTINUED
The fair value of the stock granted to the Board of Directors is recognized immediately. The Company recognizes compensation expense for restricted stock awards over the four-year vesting period based on the fair value of the awards on the grant date, net of forfeitures. The fair value of stock and restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.
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
Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general, administrative, research and development costs. All inter-company transfers between segments have been eliminated. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment information and reconciliation to operating profit for the three months ended October 1, 2011 and October 2, 2010 are presented below. The Company does not allocate general and administrative expenses (“reconciling items”), assets, expenditures for assets or depreciation expense on a segment basis for internal management reporting; therefore this information is not presented.

	Three months ended
	October 1,	October 2,
	2011	2010
Revenue
Process Products	$24,235	$22,099
Environmental Systems	4,853	4,862

Consolidated	$29,088	$26,961

Operating income (loss)
Process Products	$3,352	$3,174
Environmental Systems	476	944
Corporate and other general and administrative expenses	(4,975)	(4,162)

Consolidated	$(1,147)	$(44)

PMFG, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2011
(In thousands, except share and per share amounts)
14. SUBSEQUENT EVENTS
Acceleration of Unvested Restricted Stock Awards
On October 11, 2011 NSB Advisors, LLC (“NSB Advisors”) reported to the Securities and Exchange Commission a beneficial ownership of 69% of the Company’s common stock, which constituted a change in control as defined in the Company’s 2007 Incentive Stock Plan, resulting in the automatic acceleration of vesting of approximately 146,000 unvested restricted stock awards. The stock-based compensation expense, related to the change in control, will be approximately $1,200, net of related tax benefit, in the Company’s fiscal quarter ending December 31, 2011.
Acquisition of Burgess-Manning GmbH
On November 4, 2011 the Company acquired all of the outstanding shares of Burgess-Manning GmbH. Prior to the acquisition, Burgess-Manning GmbH held an exclusive license throughout Germany and surrounding European countries to design, manufacture, and market custom engineered systems and products under the Burgess-Manning trademark, which is owned by the Company. Burgess-Manning GmbH’s annual revenue for the fiscal year ended September 30, 2010 was approximately $13,000, determined using accounting principles generally accepted in Germany. The acquisition will increase our ability to serve companies located within the territories previously serviced under the license agreement. The purchase price is approximately $5,500 (4,000 Euros) and is subject to certain post-closing purchase price adjustments.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand PMFG, Inc., our operations, and our present business environment. MD&A is provided to supplement – and should be read in conjunction with – our unaudited consolidated financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements” of this report. This overview summarizes the MD&A, which includes the following sections:
•	Our Business – a general description of our business and the key drivers of product demand.

•	Results of Operations – an analysis of our Company’s consolidated and reporting segment results of operations for the three month periods presented in our consolidated unaudited financial statements.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows; aggregate contractual obligations; foreign currency exposure; and an overview of financial position.
This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended July 2, 20111. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.
Our Business
We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for power generation, natural gas infrastructure, refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction (”SCR”) systems, and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power plants.
Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 39% in the three month period ended October 1, 2011. We expect our international sales to continue to be an increasingly important part of our business.
We believe that our success depends on our ability to understand the complex operational demands of our customers and deliver systems and products that meet or exceed the indicated design specifications. Our success further depends on our ability to provide such products in a cost effective manner and within the time frames established by our customers.
Our systems and products can be separated into two broad groups: Process Products and Environmental Systems.
•	Process Products – includes separation and filtration systems and products that improve the efficiency, reduce maintenance, and extend the life of energy collection and distribution infrastructure by removing liquid contaminants from gases, removing solid contaminants from gases or liquids, and separating different liquids.

•	Environmental Systems – includes systems and products utilized to abate air and noise pollution

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
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
Recent Developments
Acceleration of Unvested Restricted Stock Grants
On October 11, 2011 NSB Advisors filed a Schedule 13G/A with the Securities and Exchange Commission reporting beneficial ownership of approximately 69% of our common stock. NSB Advisors’ ownership position constituted a change in control as defined in our 2007 Incentive Stock Plan, resulting in the automatic acceleration of vesting of approximately 146,000 unvested restricted stock awards.
Acquisition of Burgess-Manning GmbH
On November 4, 2011 the Company acquired all of the outstanding shares of Burgess-Manning GmbH. Prior to the acquisition, Burgess-Manning GmbH held an exclusive license throughout Germany and surrounding countries to design, manufacture, and market custom engineered systems and products under the Burgess-Manning trademark. The Burgess-Manning trademark is owned by the Company. Burgess-Manning GmbH’s annual revenue for the fiscal year ended September 30, 2010 was approximately $13,000, determined using accounting principles generally accepted in Germany. We believe the acquisition will increase our ability to serve companies located within the territories previously serviced.
Critical Accounting Policies
See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended July 2, 2011. Since the date of that report, there have been no material changes to our critical accounting policies.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
Results of Operations
The following summarizes our consolidated statements of operations as a percentage of revenue:

	Three months ended
	October 1,	October 2,
	2011	2010
Net revenue	100.0%	100.0%
Cost of goods sold	70.1	67.6

Gross profit	29.9	32.4
Operating expenses	33.9	32.6

Operating loss	(4.0)	(0.2)
Other expense, net	(2.9)	(23.1)

Loss before income taxes	(6.9)	(23.3)
Income tax benefit	2.8	1.2

Net loss	(4.1)%	(22.1)%

Less net income (loss) attributable to noncontrolling interest	(0.1)	0.3

Net loss attributable to PMFG, Inc.	(4.0)	(22.4)
Dividends on preferred stock	—	(1.2)

Loss applicable to PMFG, Inc. common stockholders	(4.0)%	(23.6)%

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

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 39% of consolidated revenue in the three month periods ended October 1, 2011 and October 2, 2010. The following summarizes consolidated revenue:

	Three months ended
	October 1,		October 2,
	2011	% of Total	2010	% of Total

Domestic	$17,767	61.1%	$16,490	61.2%
International	11,321	38.9%	10,471	38.8%

Total	$29,088	100.0%	$26,961	100.0%

Total revenue increased $2,127 or 7.9% to $29,088 in the quarter ended October 1, 2011, compared to prior year. The revenue growth resulted primarily from increased sales in Europe and the Middle East driven by continued focused sales efforts in those regions. Our international sales have traditionally been weighted toward Process Products, although there is increased quote activity related to Environmental Systems products and solutions.
Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily sales volume, shifts in our product mix, material cost changes, and warranty costs. Shifts in the geographic composition of our sales also can have a significant impact on our reported margins. The following summarizes revenue, cost of goods sold, and gross profit:

	Three months ended
	October 1,		October 2,
	2011	% of Total	2010	% of Total

Revenue	$29,088	100.0%	$26,961	100.0%
Cost of goods sold	20,380	70.1%	18,220	67.6%

Gross profit	$8,708	29.9%	$8,741	32.4%

While gross profit in the three month period ended October 1, 2011 was essentially flat in comparison to the prior year, it declined as a percentage of revenue from 32.4% in the prior year to 29.9% in the current year. The decrease in gross profit as a percentage of revenue during the three months ended October 1, 2011 primarily related to changes in our product mix, cost overruns on certain projects, and continued pricing pressure primarily in the United States.
Operating Expenses. The following summarizes operating expenses:

	Three months ended
	October 1,		October 2,
	2011	% of Total	2010	% of Total

Sales and marketing	$2,895	10.0%	$2,736	10.1%
Engineering and project management	1,985	6.8%	1,887	7.0%
General and administrative	4,975	17.1%	4,162	15.5%

Total	$9,855	33.9%	$8,785	32.6%

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
Operating expenses increased $1,070 or 12.2% for the three months ended October 1, 2011 in comparison to the prior year. As a percentage of revenue, these expenses increased to 33.9% during the three months ended October 1, 2011 from 32.6% during the three months ended October 2, 2010. Our sales and marketing expenses increased $159 as a result of the higher revenue and the increased international sales resources. Our engineering and project management expenses increased $98 for the three months ended October 1, 2011 compared to the three months ended October 2, 2011 in line with the increased revenue. General and administrative expenses increased $813 during the three months ended October 1, 2011 compared to the same period a year ago as a result of the increased cost of maintaining foreign offices, higher employee-related costs and higher professional fees.
Other Income and Expense. The following summarizes other income and expense:

	Three months ended
	October 1,	% of	October 2,	% of
	2011	Revenues	2010	Revenues

Interest income	$10	—%	$14	0.1%
Interest expense	(427)	(1.5)%	(884)	(3.3)%
Foreign exchange gain (loss)	(458)	(1.6)%	67	0.2%
Change in fair value of derivative liability	—	—%	(5,434)	(20.2)%
Other income (expense), net	21	0.1%	—	—%

Total other income (expense)	$(854)	(2.9)%	$(6,237)	(23.1)%

For the three months ended October 1, 2011, total other income (expense) was a net expense of $854 compared to $6,237 in the prior year. Interest expense decreased $457 from the prior year on lower average debt balances outstanding. A loss on foreign exchange was recognized in the quarter ended October 1, 2011 primarily as a result of negative movements in the Canadian dollar and Euro in relation to the United States dollar. The change in the fair value of derivative liability recognized in the prior year relates to the convertible redeemable preferred stock issued by the Company in September 2009. All of the convertible redeemable preferred stock was converted prior to July 2, 2011.
Income Taxes. Our effective income tax rate was 41.5% and 5.1% for the three months ended October 1, 2011 and October 2, 2010, respectively. For the quarter ended October 1, 2011, the effective tax rate was impacted by a credit related to research and development expenditures. For the quarter ended October 2, 2010, the effective tax rate varied from statutory rates because of the change in fair value of derivative liability, which is not a deductible item for tax purposes.
Results of Operations – Segments
We have two reporting segments: Process Products and Environmental Systems.
Process Products
The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 83% and 82% of our revenue in the three months ended October 1, 2011 and October 2, 2010, respectively.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
The following summarizes Process Products revenue and operating income:

	Three months ended
	October 1,	October 2,
	2011	2010

Revenue	$24,235	$22,099
Operating income	3,352	3,174

Operating income as % of revenue	13.8%	14.4%
The Process Products segment revenue increased $2,136 or 9.7% to $24,235 in the quarter ended October 1, 2011, compared to prior year. The revenue growth resulted primarily from increased pressure product sales in Europe and the Middle East driven by continued focused sales efforts in those regions. Although we did report higher revenue in this segment for the quarter, revenue from our Process Products for the three months ended October 1, 2011 was negatively impacted by customer-requested delays in shipment dates and unanticipated delays at our subcontractors. These delays will move the projected revenue and profit margin from the impacted projects to future quarters.
Process Products operating income for the three months ended October 1, 2011 increased $178, or 5.6%, compared to the same period a year ago. As a percentage of revenue, operating income was 13.8% and 14.4% for the three months ended October 1, 2011 and October 2, 2010, respectively. The decline resulted from lower gross margin percentage on jobs completed and in process, as well as higher operating expenses. The lower gross margin percentage reflects both a change in product mix as well as continued competitive pricing pressure primarily in the United Sates. The higher operating expenses are attributed to the higher revenue and increased international sales resources.
Environmental Systems
The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 17% and 18.0% of our revenue in the three months ended October 1, 2011 and October 2, 2010, respectively.
The following summarizes Environmental Systems revenue and operating income:

	Three months ended
	October 1,	October 2,
	2011	2010

Revenue	$4,853	$4,862
Operating income	476	944

Operating income as % of revenue	9.8%	19.4%
Revenue from Environmental Systems was essentially flat in the quarter ended October 1, 2011 in comparison to the prior year.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
Environmental Systems operating income for the three months ended October 1, 2011 decreased $468, or 49.6%, in comparison to the prior year. As a percentage of revenue, operating income decreased to 9.8% during the three months ended October 1, 2011 from 19.4% for the same period in the prior year primarily as a result of a decrease in relative gross profit margin. The decline in gross profit margin is attributable primarily to cost overruns on certain projects.
General and Administrative Expenses
General and administrative expenses include those related to the Corporate office, as well as those of international subsidiaries. General and administrative expenses increased $813 or 19.5% in the quarter ended October 1, 2011 in comparison to the prior year as a result of the increased cost of maintaining foreign offices, higher employee-related costs and higher professional fees.
Contingencies
From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 9 of the consolidated financial statements.
Backlog
Our backlog of uncompleted orders was approximately $86,000 at October 1, 2011, compared to $89,000 at July 2, 2011. Backlog has been calculated under our customary practice of including incomplete orders for products that are deliverable in future periods but that could be changed or cancelled. Of our backlog at October 1, 2011, we estimate approximately 80% will be completed during the next 12 months.
Financial Position
Assets. Total assets decreased by $1,030, or 0.7%, from $140,709 at July 2, 2011, to $139,679 at October 1, 2011. On October 1, 2011, we held cash, including restricted cash, and cash equivalents of $21,819, had working capital of $42,663 and a current liquidity ratio of 2.1-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $19,538, working capital of $43,908, and a current liquidity ratio of 2.2-to-1.0 at July 2, 2011.
Liabilities and Equity. Total liabilities decreased by $395, or 0.7%, from $55,668 at July 2, 2011 to $55,273 at October 1, 2011. The decrease in our total liabilities is attributed to a decrease in debt balance outstanding.
The decrease in our stockholder’s equity of $635, or 0.7%, from $85,041 at July 2, 2011 to $84,406 at October 1, 2011 is primarily attributable to our net loss for the three months ended October 1, 2011. Our ratio of debt (total liabilities)-to-equity was 0.7-to-1.0 at October 1, 2011 and July 2, 2011.
Liquidity and Capital Resources
Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At October 1, 2011, the balance of these working capital accounts was $20,063 compared to $25,384 at July 2, 2011, reflecting a decrease of our investment in these working capital items of $5,321.
Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 8 of Item 1 in the Notes to the Consolidated Financial Statements). As of October 1, 2011 and July 2, 2011, we had outstanding letters of credit and bank guarantees of $12,778 and $9,999, respectively.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
Our cash and cash equivalents were $21,819 as of October 1, 2011 compared to $19,538 at July 2, 2011, of which $5,742 was restricted as collateral for stand-by letters of credit and bank guarantees, compared to $6,633 at July 2, 2011. During the three months ended October 1, 2011, cash provided by operating activities was $4,278 compared to cash provided by operating activities of $3,770 for the three months ended October 2, 2010. Cash provided by operating activities primarily related to a decrease in accounts receivable partially offset by an increase in cost and earnings in excess of billings.
Cash provided by investing activities was $1,036 for the three months ended October 1, 2011, compared to cash used in investing activities of $1,330 for the three months ended October 2, 2010. Cash provided by investing activities during the three months ended October 1, 2011 primarily related to a reduction in cash restricted to serve as collateral against open letters of credit of $4,399, partially offset by cash used to purchase property and equipment. Cash used in investing activities during the three months ended October 2, 2010 primarily related to purchases of property and equipment and the investment in the CEFCO manufacturing license agreement.
Cash used in financing activities during the three months ended October 1, 2011 was $650 compared to cash used in financing activities of $932 during the three months ended October 2, 2010. The cash used in financing activities for the three months ended October 1, 2011 related to principal payment on long-term debt. The cash used in financing activities for the three months ended October 2, 2010 consisted primarily of payment of long-term debt and dividends on preferred stock, partially offset by the proceeds from the sale of common stock and excess tax benefits from stock options exercised.
As a result of the events described above, our cash and cash equivalents during the three months ended October 1, 2011 increased by $3,172 compared to an increase of $2,039 during the three months ended October 2, 2010.
We believe we maintain adequate liquidity and the capacity to enter into letters of credit and guarantees to support existing operations and planned growth over the next 12 months.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.
Interest Rate Risk
We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At October 1, 2011, we had $11,921 of outstanding borrowings under this Agreement. Currently we have an interest rate cap transaction with a notional amount of $500, or 4.2% of our variable rate debt. This cap transaction complies with our obligation under our Senior Secured Credit Agreement.
Foreign Currency Risk
We have global operations and thus enter into transactions in various foreign currencies. In general, we attempt to align the currency stated in the customer contract with the currency in which the contract costs will be incurred; thus, creating a natural hedge. However, the timing of cash collections may vary from the timing of payment for contract costs resulting in foreign currency risks. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expense (translated using average rates prevailing during the period) are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of shareholder’s equity. As our international operations and customer contracts expand outside of the United States, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. We did not have any currency derivatives outstanding as of, or during, the three months ended October 1, 2011. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

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
Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Notwithstanding the foregoing, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
During the three months ended October 1, 2011, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On June 19, 2007, Martin-Manatee Power Partners, LLC (“MMPP”) filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the complaint, MMPP asserted claims for breach of contract and express warranty, breach of implied warranty and indemnification against the Company. MMPP’s claims arise out of an incident in September 2005 when an electric fuel gas start-up heater, which was a component of a fuel gas heater skid supplied by the Company to MMPP, allegedly ruptured, resulting in a fire. In the complaint, MMPP did not make a specific demand for damages. The Company and its insurers have entered into a confidential settlement agreement and the District Court dismissed all claims on September 20, 2011. The settlement amount will be paid by the Company’s insurers, less the cost of the $100 deductible, which will be paid by the Company.
We are also involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of part I of our Annual Report on 10-K for the year ended July 2, 2011.

Item 5.	Other Information
On November 9, 2011, we entered into the Ninth Amendment to our Senior Secured Credit Facilities to waive Consolidated Fixed Charge Coverage Ratio and Consolidated Total Leverage Ratio defaults for the quarter ending October 1, 2011 and to amend certain other provisions of the agreement. See Note 8 of Item 1 in the Notes to the Consolidated Financial Statements.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)

Item 6.	Exhibits
The following exhibits are filed as part of this report.

Exhibit
Number	Exhibit

10.2
Ninth Amendment to Credit Agreement, dated November 9, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto.

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

PMFG, Inc. and Subsidiaries
October 1, 2011
(In thousands, except share and per share amounts)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.
Date: November 10, 2011	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2011	/s/ Ronald L McCrummen
Ronald L. McCrummen
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)