Form 10-Q
period 2011-12-31
PMFG, Inc.
filed 2012-02-01
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The number of shares of the registrant’s common stock outstanding on January 27, 2012, was 17,683,475.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this report are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•

adverse changes in the current global economic or political environment or in the markets in which we operate, including the natural gas infrastructure, power generation, and petrochemical and processing industries;

•

compliance with United States and foreign laws and regulations, including export control and economic sanctions laws and regulations, which are complex, change frequently and have tended to become more stringent over time;

•	changes in current environmental legislation or regulations;

•	risks associated with our indebtedness, the terms of our Senior Secured Credit Agreement and our ability to raise additional capital;

•	changes in competition;

•	changes in demand for our products;

•	our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	risks associated with our product warranties; and

•	changes in the price, supply or demand for natural gas, bio fuel, oil or coal.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	September 30,
	December 31, 2011	July 2, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,505	$12,905
Restricted cash	7,066	6,633
Accounts receivable -trade, net of allowance for doubtful accounts of $429 and $600 at December 31, 2011 and July 2, 2011, respectively	27,814	30,567
Inventories, net	6,264	6,556
Costs and earnings in excess of billings on uncompleted contracts	20,998	16,991
Income taxes receivable	3,617	3,061
Deferred income taxes	1,952	1,952
Other current assets	2,216	2,474

Total current assets	82,432	81,139

Property, plant and equipment, net	10,529	8,854
Intangible assets, net	20,893	20,108
Goodwill	30,503	29,702
Other assets	814	906

Total assets	$145,171	$140,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,341	$17,308
Current maturities of long-term debt	2,600	2,600
Billings in excess of costs and earnings on uncompleted contracts	3,877	4,866
Accrued product warranties	2,659	2,575
Customer deposits	1,502	1,938
Accrued liabilities and other	9,366	7,944

Total current liabilities	41,345	37,231

Long-term debt, net of current portion	8,671	9,971
Deferred income taxes	7,419	7,135
Other non-current liabilities	1,303	1,331

Commitments and contingencies

Preferred stock – authorized, 5,000,000 shares of $0.01 par value;no shares outstanding at December 31, 2011 or July 2, 2011	—	—

Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value;issued and outstanding, 17,683,475 and 17,597,186 shares at December 31, 2011 and July 2, 2011, respectively	177	176
Additional paid-in capital	51,791	48,657
Accumulated other comprehensive loss	(1,959)	(1,331)
Retained earnings	35,092	36,170

Total PMFG, Inc.’s stockholders’ equity	85,101	83,672
Noncontrolling interest	1,332	1,369

Total equity	86,433	85,041

Total liabilities and equity	$145,171	$140,709

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(unaudited)		(unaudited)
Revenue	$37,721	$26,294	$66,809	$53,255
Cost of goods sold	25,245	18,168	45,625	36,388

Gross profit	12,476	8,126	21,184	16,867

Operating expenses
Sales and marketing	3,582	2,786	6,477	5,522
Engineering and project management	2,471	1,955	4,456	3,842
General and administrative	5,445	3,634	10,420	7,796

	11,498	8,375	21,353	17,160

Operating income (loss)	978	(249)	(169)	(293)

Other income (expense)
Interest income	7	5	16	19
Interest expense	(443)	(626)	(870)	(1,510)
Foreign exchange gain (loss)	(211)	109	(668)	176
Change in fair value of derivative liability	—	7,304	—	1,870
Other income, net	3	—	24	—

	(644)	6,792	(1,498)	555

Earnings (loss) before income taxes	334	6,543	(1,667)	262
Income tax (expense) benefit	(292)	296	539	614

Net earnings (loss)	$42	$6,839	$(1,128)	$876

Less net earnings (loss) attributable to noncontrolling interest	$(30)	$57	$(49)	$132

Net earnings (loss) attributable to PMFG, Inc.	$72	$6,782	$(1,079)	$744

Dividends on preferred stock	$—	$(313)	$—	$(632)

Net earnings (loss) attributable to PMFG, Inc. common stockholders	$72	$6,469	$(1,079)	$112

Basic earnings (loss) per common share	$—	$0.37	$(0.06)	$0.01

Diluted earnings (loss) per share	$—	$0.36	$(0.06)	$0.01

Weighted-average shares outstanding:
Basic	17,679	14,952	17,675	14,898
Effect of dilutive warrants and options	648	509	—	536

Basic and diluted shares outstanding	18,327	15,461	17,675	15,434

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	September 30,	September 30,
	Six months ended
	December 31, 2011	January 1, 2011
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(1,128)	$876
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization	1,498	2,015
Stock-based compensation	3,072	958
Excess tax benefits of stock-based compensation	(37)	(316)
Bad debt expense	(137)	7
Inventory valuation reserve	(179)	68
Provision for warranty expense	735	561
Change in fair value of derivative liability	—	(1,870)
Foreign exchange loss (gain)	668	(176)
Deferred tax expense	4	54
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	4,845	4,995
Inventories	705	341
Costs and earnings in excess of billings on uncompleted contracts	(1,618)	1,073
Other current assets	367	497
Other assets	86	175
Accounts payable	2,008	2,217
Billings in excess of costs and earnings on uncompleted contracts	(989)	604
Commissions payable	(522)	(101)
Income taxes	(564)	(2,169)
Product warranties	(734)	(680)
Accrued liabilities and other	(747)	(1,702)

Net cash provided by operating activities:	7,333	7,427

Cash flows from investing activities:
Decrease (increase) in restricted cash	(609)	396
Purchases of property and equipment	(2,482)	(1,974)
Advance payment of license agreement	(410)	(2,160)
Business acquistion, net of cash received	(2,164)	—

Net cash used in investing activities	(5,665)	(3,738)

Cash flows from financing activities:
Payment of debt issuance costs	(93)	(158)
Payment of debt	(1,300)	(7,000)
Equity contribtuion from noncontrolling interest	—	340
Payment of dividends on preferred stock	—	(632)
Proceeds from exercise of stock options	27	343
Excess tax benefits from stock-based payment arrangements	37	315

Net cash used in financing activities	(1,329)	(6,792)

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(In thousands, except share amounts)

	September 30,	September 30,
	Six months ended
	December 31, 2011	January 1, 2011
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	(739)	592

Net decrease in cash and cash equivalents	(400)	(2,511)
Cash and cash equivalents at beginning of period	12,905	24,271

Cash and cash equivalents at end of period	$12,505	$21,760

Supplemental information on cash flow:
Income taxes paid	$—	$1,300
Interest paid	$626	$604

See accompanying notes to consolidated financial statements

During the quarter ended December 31, 2011, $1,516 was recorded as deferred consideration as part of the Burgess Manning GmbH acquisition that is due to the seller within 12 months from the date of acquisition. This is a non cash financing activity. The $2,164, presented as an investing activity from the business acquisition, represents the preliminary purchase consideration for Burgess Manning GmbH of $5,532, less deferred consideration, net of $1,852 of cash acquired.

During the six months ended December 31, 2011 holders of warrants exchanged warrants to buy 10,577 shares of common stock for 5,000 shares of common stock.

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity and Comprehensive Income (Loss)

(In thousands)

(unaudited)

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance at July 2, 2011	17,597	$176	$48,657	$36,170	$(1,331)	$83,672	$1,369	$85,041

Comprehensive income (loss)
Net loss				(1,079)		(1,079)	(49)	(1,128)
Foreign currency translation adjustment					(628)	(628)	12	(616)

Total comprehensive loss						(1,707)	(37)	(1,744)

Stock grants, net of forfeitures	73	1	3,070	1		3,072		3,072

Warrants exercised	5	—	—			—		—

Stock options exercised	8	—	27			27		27

Income tax benefit related to stock options exercised			37			37		37

Balance at December 31, 2011	17,683	$177	$51,791	$35,092	$(1,959)	$85,101	$1,332	$86,433

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of December 31, 2011 and for the three and six months ended December 31, 2011 and January 1, 2011 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. The second quarter of fiscal 2012 and 2011 ended on December 31, 2011, and January 1, 2011, respectively. References to “fiscal 2012” and “fiscal 2011” refer to the fiscal years ending June 30, 2012 and July 2, 2011, respectively.

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

Acquisition of Burgess Manning GmbH

On November 4, 2011, the Company acquired all of the outstanding shares of Burgess Manning GmbH, a limited liability company organized under the laws of Germany. The aggregate purchase price, excluding transaction costs which were expensed as incurred, totaled 4.1 million euros ($5,532), subject to certain post-closing adjustments. Three million euros ($4,016) was paid in cash at closing from cash on hand. The remaining balance is due within the next year. Burgess Manning GmbH’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of December 31, 2011, cash held in the United States exceeded federally insured limits by $5,426. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $7,066 and $6,633 as of December 31, 2011 and July 2, 2011, respectively. Foreign restricted cash balances were $6,982 and $5,306 as of December 31, 2011 and July 2, 2011, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

September 30,
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

December 31, 2011

(In thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Goodwill and Other Intangible Assets

Goodwill is measured at the reporting unit level for impairment annually, or more frequently if conditions indicate an earlier review is necessary. The Company conducted its most recent assessment for impairment as of March 31, 2011. The fair value of goodwill is determined based on discounted cash flow projections. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying amounts of its debt at December 31, 2011 and July 2, 2011, approximate fair value.

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

December 31, 2011

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

Earnings (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing the net earnings (loss) attributable to PMFG, Inc. common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of warrants and stock options granted using the treasury stock method. Warrants to acquire 1,310,673 shares of common stock and options to acquire 47,200 shares of common stock were omitted from the calculation of dilutive securities for the six months ended December 31, 2011, because they were anti-dilutive. No shares were anti-dilutive for the six months ended January 1, 2011.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Conforming Changes for Current Year Presentation

The presentation of the Consolidated Statements of Cash Flows for the six months ended January 1, 2011 was changed to include a reclassification of $1,060 related to intangibles associated with the Company’s license agreement with CEFCO Global Clean Energy, LLC, a Texas limited liability company (“CEFCO”), from changes in accounts receivable to advance payment of license agreement.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. ASU 2011-05 is effective for the Company beginning in the first quarter of fiscal 2013, and will require retrospective application for all periods presented in the financial statements. The adoption of ASU 2011-05 will only impact the presentation of the Company’s financial statements and will not impact its consolidated financial position or results of operations.

2. BUSINESS ACQUISITION

During the quarter ended December 31, 2011, the Company completed the acquisition of all of the outstanding shares of Burgess Manning GmbH and included it in the Company’s Process Products segment. The acquisition is to expand the Company’s ability to service customers in Germany and surrounding countries. Acquisition costs, as of December 31, 2011, were approximately $260 and were expensed when incurred to general and administrative expenses. At the acquisition date, the preliminary purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their estimated fair values. Acquired intangible assets of $900 were assigned to customer relationships, including acquired backlog, and are to be amortized over a ten-year period from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired represents goodwill of $801. We have not completed the final fair value assignments and continue to analyze certain assets acquired and liabilities assumed. The preliminary allocation of the purchase price to the fair value of the Burgess Manning GmbH assets acquired and liabilities assumed is presented as follows:

September 30,
Cash	$1,852
Other tangible assets	4,851
Intangible assets	900
Goodwill	801
Liabilities assumed	(2,592)
Net deferred tax liability on fair value adjustment of intangible assets	(280)

Total estimated preliminary purchase price	$5,532

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

2. BUSINESS ACQUISITION – CONTINUED

The following unaudited pro forma condensed combined consolidated financial information shows the results of our operations for the six months ended December 31, 2011, and the year ended July 2, 2011, and gives effect to the acquisition as if it had occurred at July 1, 2010. Results of operations for Burgess Manning GmbH for the six months ended January 1, 2011 are not available, and as such, the comparative pro forma financial information for the six months ended January 1, 2011 is not presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the Company’s actual results of operations had the Burgess Manning GmbH acquisition occurred at the beginning of the periods presented, or of the Company’s results of future operations.

	September 30,	September 30,
	Six months ended December 31, 2011	Year ended July 2, 2011
Revenue	$71,005	$137,870
Operating loss	$(76)	$(335)
Net earnings (loss)	$(1,076)	$7,161
Net earnings (loss) attributable to PMFG, Inc.	$(1,027)	$7,049

Net earnings (loss) per share:
Basic	$(0.06)	$0.37
Diluted	$(0.06)	$0.35

3. INVENTORIES

Principal components of inventories are as follows:

	September 30,	September 30,
	December 31,	July 2,
	2011	2011

Raw materials	$3,592	$3,261
Work in progress	2,739	3,382
Finished goods	406	389

	6,737	7,032
Reserve for obsolete and slow-moving inventory	(473)	(476)

	$6,264	$6,556

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows:

	September 30,	September 30,
	December 31,	July 2,
	2011	2011

Costs incurred on uncompleted contracts and estimated earnings	$69,699	$64,457
Less billings to date	(52,578)	(52,332)

	$17,121	$12,125

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS – CONTINUED

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	September 30,	September 30,
	December 31,	July 2,
	2011	2011

Costs and earnings in excess of billings on uncompleted contracts	$20,998	$16,991
Billings in excess of costs and earnings on uncompleted contracts	(3,877)	(4,866)

	$17,121	$12,125

5. GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

The following table shows the activity and balances related to goodwill from July 2, 2011 through December 31, 2011:

September 30,
Balance as of July 2, 2011	$29,702
Goodwill acquired:
Preliminary allocation of purchase price related to Burgess Manning GmbH	801

Balance as of December 31, 2011	$30,503

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Weighted
	Average
	Estimated			Net Book			Net Book
	Useful Life	Gross Value	Accumulated	Value	Gross Value	Accumulated	Value
	(Years)	December 31, 2011	Amortization	December 31, 2011	July 2, 2011	Amortization	July 2, 2011
Design guidelines	Indefinite	$6,940	$—	$6,940	$6,940	$—	$6,940
Customer relationships	11	7,790	(2,510)	5,280	6,890	(2,204)	4,686
Trade names	Indefinite	4,729	—	4,729	4,729	—	4,729
Licensing agreements	5	2,199	(1,612)	587	2,199	(1,393)	806

		$21,658	$(4,122)	$17,536	$20,758	$(3,597)	$17,161

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS – CONTINUED

Amortization expense of $525 and $540 was recorded in the Consolidated Statements of Operations for the six months ended December 31, 2011 and January 1, 2011, respectively. The Company’s estimated amortization for the remainder of the current fiscal year and for each of the next five fiscal years is as follows:

September 30,
Estimated Amortization Expense For the fiscal years ended
June 30, 2012	$547
June 29, 2013	1,012
June 28, 2014	645
June 27, 2015	570
July 02, 2016	495
July 01, 2017	494

CEFCO Licensing Agreement

In July 2010, the Company entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO. In November 2011, the Company announced the successful completion of large scale prototype tests associated with the first two pollution control modules of the CEFCO processing equipment. The Company and CEFCO are seeking a sponsor to conduct a pilot program at a potential customer facility. The Company advanced $1,100 to CEFCO at the inception of the License Agreement. The Company has deferred certain additional costs incurred related to the construction and testing of a scaled version of the technology as advances on future payments due under the License Agreement. As of December 31, 2011 and July 2, 2011, $3,357 and $2,947 were included in intangibles, net, respectively. Amortization of the License Agreement will be recognized over the life of the License Agreement (10 years) commencing after the initial sale, construction and commissioning of a full scale version of the CEFCO processing equipment.

6. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011

Balance at beginning of period	$2,442	$2,306	$2,575	$2,480
Provision for warranty expenses	390	431	735	561
Warranty charges	(173)	(376)	(651)	(680)

Balance at end of period	$2,659	$2,361	$2,659	$2,361

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

7. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows:

	September 30,	September 30,
	December 31,	July 2,
	2011	2011
Accrued start-up and commissioning expense	$388	$794
Accrued compensation	3,318	1,733
Commissions payable	1,664	2,186
Income taxes payable	205	281
Accrued professional expenses	1,624	2,510
Deferred consideration related to Burgess Manning GmbH acquisition	1,516	—
Other	651	440

	$9,366	$7,944

8. DEBT

Outstanding long-term debt obligations are as follows:

	September 30,	September 30,	September 30,
		December 31,	July 2,
	Maturities	2011	2011

Term loan	2016	$11,271	$12,571
Revolving credit facility	2013	—	—

Total long-term debt		11,271	12,571
Less current maturites		(2,600)	(2,600)

Total long-term debt, net of current portion		$8,671	$9,971

Our senior term loan and revolving credit facility are both issued pursuant to our Senior Secured Credit Agreement, dated April 30, 2008 (our “Senior Secured Credit Agreement”). Interest on the senior term loan is payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option (6.00% and 5.75% at December 31, 2011 and July 2, 2011). The Senior Secured Credit Agreement requires payments on the senior term loan of equal quarterly principal installments of $650, to be paid on the first day of each fiscal quarter, with the balance of the senior term loan due at maturity.

The senior term loan and any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company. At December 31, 2011, the Company was required to maintain a Consolidated Total Leverage (“CTL”) ratio not to exceed 3.0 to 1.0 and a Consolidated Fixed Charge Coverage (“FCC”) ratio of no less than 1.1 to 1.0. The CTL ratio is calculated as the ratio of the Company’s outstanding debt and letters of credit to the Company’s trailing 12 months earnings before interest, income taxes, depreciation, amortization, and other non-cash expenses (“EBITDA”). The FCC ratio is calculated as the ratio of the Company’s EBITDA less certain capitalized expenditures to the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Senior Secured Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. On November 9, 2011, the Company entered into the ninth amendment to the Senior Secured Credit Agreement (the “Ninth Amendment”). The Ninth Amendment amends the Senior Secured Credit Agreement to require that 100% of any net cash proceeds received as a result of any equity issuances be applied towards the prepayment of the senior term loan and it amends the banking fees to be paid by the Company when the Company’s CTL ratio is more than 2.5 to 1.0. At December 31, 2011, the Company was in compliance with its debt covenant requirements.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

8. DEBT – CONTINUED

Under the revolving credit facility, the Company has a maximum borrowing capacity based on eligible accounts receivable and inventory, not to exceed $20,000. At December 31, 2011, there was borrowing availability of $6,259 after the borrowing base was adjusted for $5,501 of outstanding letters of credit. At December 31, 2011 and July 2, 2011 there were no outstanding borrowings under the revolving credit facility.

The Company entered into a LIBOR interest rate cap transaction with respect to its senior term loan, with a notional amount of $20,000 (the “Interest Rate Cap Transaction”). The Interest Rate Cap Transaction became effective on August 15, 2008 and will terminate on April 2, 2012. Under the terms of the Interest Rate Cap Transaction, the counterparty will pay to the Company, on the first business day of each quarter, an amount equal to the greater of $0 and the product of (i) the outstanding notional amount of the Interest Rate Cap Transaction during the prior quarter, (ii) the difference between the three month LIBOR rate at the beginning of the prior quarter and 3.70% and (iii) the quotient of the number of days in the prior quarter over 360. The notional amount of the Interest Rate Cap Transaction amortized $4,500 on October 3, 2011, and $5,000 on October 1, 2010, 2009 and 2008 and the remaining $500 upon termination on April 2, 2012. As long as the counterparty makes the payments required under the Interest Rate Cap Transaction, the Company has a maximum annual LIBOR interest rate exposure equal to the sum of 3.70% and a margin of 375 to 500 basis points, based on its CTL ratio, for the term of the Interest Rate Cap Transaction. At December 31, 2011 the Interest Rate Cap Transaction had an estimated fair market value of $0.

The Company’s U.K. subsidiary had debenture agreements used to facilitate issuances of letters of credit and bank guarantees of £6,000 ($9,325) at December 31, 2011 and £6,000 ($9,645) at July 2, 2011. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £3,486 ($5,418) at December 31, 2011 and £3,301 ($5,306) at July 2, 2011, which is recorded as restricted cash on the consolidated balance sheets. At December 31, 2011, there was £4,420 ($6,870) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. At July 2, 2011, there was £3,222 ($5,180) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. There are no borrowings outstanding under the U.K. subsidiary’s debenture agreements at December 31, 2011 or July 2, 2011.

The Company’s German subsidiary had debenture agreements used to facilitate issuances of letters of credit and bank guarantees of €4,750 ($6,156) at December 31, 2011. This facility is secured by all of the trade receivables of Burgess Manning GmbH and by a cash deposit of €1,207 ($1,564) at December 31, 2011, which is recorded as restricted cash on the consolidated balance sheets. At December 31, 2011, there was €3,967 ($5,141) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. There are no borrowings outstanding under Burgess Manning GmbH’s debenture agreements at December 31, 2011.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In June 2010, the Company received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company is in the process of assessing the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the claim is in its early stages and the Company is still investigating its merits and the facts and circumstances surrounding the claim. No amount has been accrued in the financial statements for this claim as of December 31, 2011. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES – CONTINUED

In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site. The total costs accrued are $120 at December 31, 2011 and July 2, 2011, which have been discounted using a rate of 3.25%. The Company may incur additional one-time costs related to the installation of four new test wells and the preparation of environmental reports, which the Company estimates will be $90. The Company believes that the cost of the monitoring is approximately $20 per year until complete. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under the indemnification provisions of our purchase agreement with Nitram’s selling stockholders in the amount of $633. Funds have been deposited into an escrow account that may be used to reimburse these costs.

Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10,920 of the purchase price in escrow to reimburse the Company for indemnification and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the seller in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release on October 30, 2009, the Company had made claims to the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $1,976 against the escrow, and a total of $1,388 was withheld from the payment of the escrow amount, which represents the Company’s claims, less the one percent deductible, estimated at $610. Following the final escrow release in October 2009, the Company has made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9,500, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

During fiscal year 2011, holders of Preferred Stock converted all of the outstanding shares of Preferred Stock into 2,642,500 shares of the Company’s common stock. Prior to conversion, holders of Preferred Stock were entitled to quarterly dividends at an annual rate of 6.0%. All dividends were cumulative, compounded quarterly and paid in cash. The Company paid $313 and $632 of cash dividends during the three and six months ended January 1, 2011.

The Company considered the conversion rights and redemption options of the Preferred Stock to be embedded derivatives and, as a result, the fair value of the derivative liability was measured using a Monte Carlo simulation model and valuation techniques that required the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. For the three and six months ended January 1, 2011, a decrease in fair value of $7,304 and $1,870, respectively, was recorded in Other income (expense) in the Consolidated Statements of Operations.

Warrants

The warrants entitle the holders to purchase 50% of the initial number of shares of common stock obtainable upon conversion of the Preferred Stock, or 1,321,250 shares. The warrants have a five-year term and became exercisable on March 4, 2010. The exercise price is equal to the closing bid price of the common stock on September 3, 2009, or $10.56, and is not subject to anti-dilution protection, except in the case of stock splits and dividends. During the six months ended December 31, 2011, holders of warrants, in a cashless exercise, exchanged warrants to purchase 10,577 shares for 5,000 shares of common stock having a market price of $112 at the date of exercise.

11. STOCKHOLDER RIGHTS PLAN

On August 15, 2008, the Company adopted a stockholder rights plan. Stockholders of record at the close of business on August 15, 2008 received a dividend distribution of one right for each share of common stock outstanding on that date. The rights generally will become exercisable and allow the holder to acquire the Company’s common stock at a discounted price if a person or group (other than certain institutional investors specified in the rights plan, such as Schedule 13G filers) acquires beneficial ownership of 20% or more of the Company’s outstanding common stock. Rights held by those that exceed the 20% threshold will be void.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

11. STOCKHOLDER RIGHTS PLAN – CONTINUED

The Board of Directors may, at its discretion, redeem all outstanding rights for $0.001 per right at any time prior to the time the rights become exercisable. The rights will expire on August 15, 2018, unless earlier redeemed, exchanged or amended by the Board of Directors.

12. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended December 31, 2011 and January 1, 2011:

	September 30,	September 30,	September 30,	September 30,
	Six months ended
	December 31, 2011		January 1, 2011
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant

Stock	36,000	$765	36,000	$523
Restricted stock	38,438	816	64,887	968

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

In October 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of our common stock in a filing with the SEC. This change in beneficial ownership constituted a change in control as defined in the Company’s 2007 Incentive Stock Plan, resulting in the acceleration of vesting of approximately 146,000 unvested restricted stock awards. The acceleration of vesting resulted in a charge of $2,098 during the quarter ended December 31, 2011, which was recorded consistent with employees’ compensation expense. There are no unvested stock options or restricted stock awards outstanding as of December 31, 2011.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(In thousands, except share and per share amounts)

13. SEGMENT INFORMATION – CONTINUED

Segment information and reconciliation to operating profit for the three and six months ended December 31, 2011 and January 1, 2011 are presented below. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. All inter-company transfers between segments have been eliminated. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented.

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011

Revenue
Process Products	$32,665	$19,259	$56,900	$41,358
Environmental Systems	5,056	7,035	9,909	11,897

Consolidated	$37,721	$26,294	$66,809	$53,255

Operating income (loss)
Process Products	$5,527	$2,905	$8,879	$6,079
Environmental Systems	896	480	1,372	1,424
Corporate and other general and administrative expenses	(5,445)	(3,634)	(10,420)	(7,796)

Consolidated	$978	$(249)	$(169)	$(293)

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

•

Results of Operations – an analysis of our Company’s consolidated and reporting segment results of operations for the three and six month periods presented in our consolidated unaudited financial statements.

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

All currency amounts included in this Form 10-Q are expressed in thousands, except per share amounts.

Our Business

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction, or SCR systems and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power facilities.

Our products and systems are marketed worldwide. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. Revenue generated from outside the United States was approximately 45% for the six months ended December 31, 2011 compared to 38% for the six months ended January 1, 2011. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international sales will continue to increase as a percentage of our consolidated revenue in the future.

We believe that our success depends on our ability to understand the complex operational demands of our customers and deliver systems and products that meet or exceed the indicated design specifications. Our success further depends on our ability to provide such products in a cost-effective manner and within the time frames established with our customers. Our gross profit during any particular period may be impacted by several factors, primarily shifts in our product mix, material cost changes, and warranty costs. Shifts in the geographic composition of our sales also can have a significant impact on our reported margins.

We have two reporting segments: Process Products and Environmental Systems. The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations.

Key Drivers of Product Demand

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

We believe the growth in long-term demand for energy will drive the need for additional energy infrastructure. Incremental energy supply will come from new construction, retrofitting existing facilities to improve efficiency, and bringing older facilities back on line. At the same time, increased environmental awareness is resulting in the adoption of increasingly more stringent environmental regulations not only in the United States, but in a number of other countries. In response to the demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas, and in certain countries, nuclear power facilities.

Significant uncertainty continues to revolve around the role that nuclear power facilities will play in meeting the long-term demand for energy needs. Cost overruns, financing constraints, safety concerns and government regulations are challenges that must be addressed related to the construction of new nuclear power facilities and the recommissioning of existing facilities. However, we continue to believe nuclear power will represent a significant source of power in the future.

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

Recent Developments

Acquisition of Burgess Manning GmbH

On November 4, 2011, the Company acquired all of the outstanding shares of Burgess Manning GmbH. Prior to the acquisition, Burgess Manning GmbH held an exclusive license in Germany and surrounding countries to design, manufacture, and market custom engineered systems and products under the Burgess Manning trademark, which we own. Burgess Manning GmbH’s results of operations have been included in our consolidated financial statements from the date of acquisition. We believe the acquisition will increase our ability to serve companies located within Germany and surrounding countries.

Acceleration of Unvested Restricted Stock Grants

On October 11, 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of our common stock in a filing with the SEC. This change in beneficial ownership constituted a change in control as defined in our 2007 Incentive Stock Plan, resulting in the acceleration of vesting of approximately 146,000 unvested restricted stock awards. This acceleration of vesting resulted in a charge of approximately $2,098 in the quarter ended December 31, 2011.

Acquisition of Real Estate

On September 14, 2011, the Company entered into a contract to purchase 33 acres in the City of Denton, Denton County, Texas for $1,800. On December 22, 2011, we completed the land purchase. We intend to begin building a new manufacturing facility and administration offices on the property during calendar year 2012.

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended July 2, 2011. Since the date of that report, there have been no material changes to our critical accounting policies.

Results of Operations

The following summarizes our consolidated statements of operations as a percentage of revenue:

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9	69.1	68.3	68.3

Gross profit	33.1	30.9	31.7	31.7
Operating expenses	30.5	31.8	32.0	32.2

Operating income (loss)	2.6	(0.9)	(0.3)	(0.5)
Other income (expense), net	(1.7)	25.8	(2.2)	1.0

Earnings (loss) before income taxes	0.9	24.9	(2.5)	0.5
Income tax (expense) benefit	(0.7)	1.1	0.8	1.1

Net earnings (loss)	0.2%	26.0%	(1.7)%	1.6%

Less net earnings (loss) attributable to noncontrolling interest	—	0.2	(0.1)	0.2

Net earnings (loss) attributable to PMFG, Inc.	0.2	25.8	(1.6)	1.4
Dividends on preferred stock	—	(1.2)	—	(1.2)

Net earnings (loss) attributable to PMFG, Inc. common stockholders	0.2%	24.6%	(1.6)%	0.2%

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

•

Sales and marketing expenses—include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Sales and marketing expenses also include travel and entertainment, advertising, promotions, trade shows, seminars and other programs and sales commissions paid to independent sales representatives.

•

Engineering and project management expenses—include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.

•

General and administrative expenses—include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, human resources, information systems and other administrative employees. General and administrative costs also include board of director compensation and expenses, facility costs, insurance, audit fees, legal fees, reporting expense, professional services and other administrative fees.

Three Months Ended December 31, 2011 Compared to Three Months Ended January 1, 2011

Revenue. International revenue was approximately 49% and 37% of consolidated revenue in the three-month periods ended December 31, 2011 and January 1, 2011, respectively. We believe the increase in our international sales relative to the Company as a whole reflects our strategic acquisitions, our international focused sales efforts, and the changing economic environment in which we operate. The following summarizes consolidated revenue:

	September 30,	September 30,	September 30,	September 30,
	Three months ended
	December 31,		January 1,
	2011	% of Total	2011	% of Total

Domestic	$19,272	51.1%	$16,521	62.8%
International	18,449	48.9%	9,773	37.2%

Total	$37,721	100.0%	$26,294	100.0%

Total revenue increased $11,427 or 43.5% to $37,721 in the three months ended December 31, 2011, compared to prior year. Domestic revenue increased $2,751, or 16.7%, in the three months ended December 31, 2011 when compared to the prior year. International revenue increased $8,676, or 88.8%, in the three months ended December 31, 2011 when compared to the prior year. Domestically, revenue growth was noted in multiple product lines within the Process Products segment. The acquisition of Burgess Manning GmbH contributed approximately $2,900 of revenue in the three months ended December 31, 2011. Additional increases in international revenue were a combination of growth in South America and Asia.

Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily level of revenue, shifts in our product mix, material and labor cost changes, and warranty costs. Shifts in the geographic composition of our revenue also can have a significant impact on our reported margins. The following summarizes revenue, cost of goods sold, and gross profit:

	September 30,	September 30,	September 30,	September 30,
	Three months ended
	December 31,		January 1,
	2011	% of Total	2011	% of Total

Revenue	$37,721	100.0%	$26,294	100.0%
Cost of goods sold	25,245	66.9%	18,168	69.1%

Gross profit	$12,476	33.1%	$8,126	30.9%

For the three months ended December 31, 2011 gross profit increased $4,350 or 53.5% from the comparable three months in the prior year, primarily as a result of increased revenue related to increased global demand for our products as described above. As a percentage of revenue, gross profit increased from 30.9% in the prior year period to 33.1% for the three months ended December 31, 2011. The increase in gross profit as a percentage of revenue was driven by the relative mix of products and the impact of lower than previously estimated costs on certain international Process Product sales.

Operating Expenses. The following summarizes operating expenses:

	September 30,	September 30,	September 30,	September 30,
	Three months ended
	December 31,		January 1,
	2011	% of Total	2011	% of Total
Sales and marketing	$3,582	9.5%	$2,786	10.6%
Engineering and project management	2,471	6.6%	1,955	7.4%
General and administrative	5,445	14.4%	3,634	13.8%

Total	$11,498	30.5%	$8,375	31.8%

Operating expenses increased $3,123 or 37.3% for the three months ended December 31, 2011 in comparison to the prior year and include expense of $2,098 related to the accelerated vesting of approximately 146,000 shares of previously unvested restricted stock awards. As a percentage of revenue, these expenses decreased to 30.5% during the three months ended December 31, 2011 from 31.8% during the three months ended January 1, 2011.

Our sales and marketing expenses increased $796 due to the acquisition of Burgess Manning GmbH and the accelerated vesting of restricted stock in the current three months. Our engineering and project management expenses increased $516 for the three months ended December 31, 2011 compared to the three months ended January 1, 2011. The increase in engineering and project management expense resulted from the acquisition of Burgess Manning GmbH and the increase in the volume and size of active projects. General and administrative expenses increased $1,811 during the three months ended December 31, 2011 compared to the same period in the prior year. The increase was the result of $1,370 from the accelerated vesting of restricted stock, $211 of additional expense because of the acquisition of Burgess Manning GmbH and approximately $260 of acquisition-related costs incurred during the quarter.

Other Income and Expense. The following summarizes other income and expense:

	September 30,	September 30,	September 30,	September 30,
	Three months ended
	December 31, 2011	% of Revenues	January 1, 2011	% of Revenues

Interest income	$7	—%	$5	—%
Interest expense	(443)	(1.2)%	(626)	(2.4)%
Foreign exchange gain (loss)	(211)	(0.5)%	109	0.4%
Change in fair value of derivative liability	—	—%	7,304	27.8%
Other income, net	3	—%	—	—%

Total other income (expense)	$(644)	(1.7)%	$6,792	25.8%

For the three months ended December 31, 2011, total other income (expense) was a net expense of $644 compared to net income of $6,792 in the prior year. Interest expense decreased $183 from the prior year on lower average outstanding debt balances. A loss on foreign exchange was recognized in the quarter ended December 31, 2011 primarily as a result of changes in exchange rates for the Canadian Dollar and euro relative to the U.S. Dollar. The change in the fair value of derivative liability recognized in the prior year relates to the preferred stock issued by the Company in September 2009. All of the preferred stock was converted into shares of our common stock prior to July 2, 2011.

Income Taxes. Our effective income tax rate was 87.4% and 4.5% for the three months ended December 31, 2011 and January 1, 2011, respectively. For the quarter ended January 1, 2011, the effective tax rate varied from statutory rates because of the change in fair value of derivative liability, which is not deductible for income tax purposes.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, resulting in improved efficiency, reduced maintenance and extended life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 87% and 73% of our revenue in the three months ended December 31, 2011 and January 1, 2011, respectively.

The following summarizes Process Products revenue and operating income:

	September 30,	September 30,
	Three months ended
	December 31,	January 1,
	2011	2011
Revenue	$32,665	$19,259
Operating income	$5,527	$2,905

Operating income as % of revenue	16.9%	15.1%

The Process Products segment revenue increased $13,406 or 69.6% to $32,665 in the quarter ended December 31, 2011, compared to prior year period. The acquisition of Burgess Manning GmbH contributed approximately $2,900 of revenue in this quarter. Additional revenue growth this quarter resulted from increased pressure product sales in Asia and the Middle East driven by our continued focused sales efforts in those regions. Domestically, the Process Products segment had strong growth compared to the same three-month period in the prior year across its pressure products, pulsation equipment, and silencer product lines.

Process Products operating income for the three months ended December 31, 2011 increased $2,622, or 90.3%, compared to the same period a year ago. As a percentage of revenue, operating income was 16.9% and 15.1% for the three months ended December 31, 2011 and January 1, 2011, respectively. The increase of operating income as a percentage of revenue resulted in part due to lower than previously estimated costs on certain international projects.

Environmental Systems

The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our power and industrial customers comply with environmental regulations. Environmental Systems represented 13% and 27% of our revenue in the three months ended December 31, 2011 and January 1, 2011, respectively.

The following summarizes Environmental Systems revenue and operating income:

	September 30,	September 30,
	Three months ended
	December 31,	January 1,
	2011	2011
Revenue	$5,056	$7,035
Operating income	$896	$480

Operating income as % of revenue	17.7%	6.8%

Revenue from Environmental Systems decreased $1,979 or 28.1% in the quarter ended December 31, 2011 in comparison to the prior year. The decrease in Environmental Systems revenue reflects the lower level of new environmental projects awarded in fiscal 2011. Several Environmental Systems orders currently in process are nearing the end of their project cycle. Revenue from recent environmental project bookings will be more weighted to fiscal 2013 given the length of the projects and the estimated delivery schedules.

Environmental Systems operating income for the three months ended December 31, 2011 increased $416, or 86.7%, in comparison to the prior year. As a percentage of revenue, operating income increased to 17.7% during the three months ended December 31, 2011 from 6.8% for the same period in the prior year. The increase in Environmental Systems operating income, both in total and as a percentage of revenue, is primarily the result of contract-related costs included in the prior year operating income that were not duplicated in the current period.

Six Months Ended December 31, 2011 Compared to Six Months Ended January 1, 2011

Results of Operations – Consolidated

Revenue. The following table summarizes consolidated revenue:

	September 30,	September 30,	September 30,	September 30,
	Six months ended
	December 31,		January 1,
	2011	% of Total	2011	% of Total
Domestic	$37,039	55.4%	$33,011	62.0%
International	29,770	44.6%	20,244	38.0%

Total	$66,809	100.0%	$53,255	100.0%

For the six months ended December 31, 2011, total revenue increased $13,554, or 25.5%, compared to the prior year. Domestic revenue increased $4,028, or 12.2%, in the six months ended December 31, 2011 when compared to the prior year. International revenue increased $9,526, or 47.1%, in the six months ended December 31, 2011 when compared to the prior year. Domestically, revenue growth was noted in multiple product lines within the Process Products segment. The acquisition of Burgess Manning GmbH contributed approximately $2,900 of revenue in the six months ended December 31, 2011. Additional increases in international revenue were a combination of growth in Europe, the Middle East and Asia.

Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit:

	September 30,	September 30,	September 30,	September 30,
	Six months ended
	December 31,		January 1,
	2011	% of Total	2011	% of Total
Revenue	$66,809	100.0%	$53,255	100.0%
Cost of goods sold	45,625	68.3%	36,388	68.3%

Gross profit	$21,184	31.7%	$16,867	31.7%

For the six months ended December 31, 2011, our gross profit increased $4,317, or 25.6%, compared to the comparable period from the prior year, on higher revenue. Our gross profit, as a percentage of revenue, remained at 31.7% for both the six months ended December 31, 2011 and in the comparable period from the prior year.

Operating Expenses. The following table summarizes operating expenses:

	September 30,	September 30,	September 30,	September 30,
	Six months ended
	December 31,		January 1,
	2011	% of Total	2011	% of Total
Sales and marketing	$6,477	9.7%	$5,522	10.4%
Engineering and project management	4,456	6.7%	3,842	7.2%
General and administrative	10,420	15.6%	7,796	14.6%

Total	$21,353	32.0%	$17,160	32.2%

For the six months ended December 31, 2011, our operating expenses increased by $4,193 compared to the comparable prior year period and include an expense of $2,098 related to the accelerated vesting of approximately 146,000 shares of previously unvested restricted stock awards. As a percentage of revenue, these expenses decreased to 32.0% for the six months ended December 31, 2011 from 32.2% in the six months ended January 1, 2011.

Our sales and marketing expenses increased $955 in the six months ended December 31, 2011 compared to the prior year due to the acceleration of previously unvested restricted stock awards and variable employee costs linked to revenue growth. Our engineering and project management expense increased $614 in the six months ended December 31, 2011 compared to the comparable prior year period due largely to the addition of international engineering and project management resources. Our general and administrative expenses increased $2,624 in the six months ended December 31, 2011 compared to the comparable prior year period. The increase in general and administrative expense during the current six month period was the result of the accelerated vesting of previously unvested restricted stock awards, increased costs of maintaining foreign offices, and additional costs associated with the acquisition of Burgess Manning GmbH.

Other Income and Expense. The following table summarizes other income and expenses:

	September 30,	September 30,	September 30,	September 30,
	Six months ended
	December 31, 2011	% of Revenues	January 1, 2011	% of Revenues
Interest income	$16	—%	$19	—%
Interest expense	(870)	(1.3)%	(1,510)	(2.8)%
Foreign exchange gain (loss)	(668)	(1.0)%	176	0.3%
Change in fair value of derivative liability	—	—%	1,870	3.5%
Other income, net	24	0.1%	—	—%

Total other income (expense)	$(1,498)	(2.2)%	$555	1.0%

For the six months ended December 31, 2011, other expense increased by $2,053 from income of $555 for the six months ended January 1, 2011 to expense of $1,498 for the six months ended December 31, 2011. The increase in other expense is primarily attributable to $1,870 change in the fair value of our derivative liability associated with the conversion and redemption features of our preferred stock during the six months ended January 1, 2011. Interest expense during the six months ended December 31, 2011 decreased by $640 compared to the comparable six months in the prior year on lower average debt balances outstanding. The six months ended December 31, 2011, reported a loss on foreign currency translation of $668 compared to a gain of $176 for the six months ended January 1, 2011, both of which were driven largely by changes in the exchange rates of the Canadian Dollar and the euro relative to the U.S. Dollar.

Income Taxes. Our effective income tax rate was 32.3% for the six months ended December 31, 2011. Our effective income tax rate for the six months ended January 1, 2011 was significantly higher than the statutory rates as the $1,870 gain recorded to reflect the change in fair value of our derivative liability is not a taxable item for income tax purposes.

Net Earnings (loss). Our net earnings decreased by $2,004 from $876 in the six months ended January 1, 2011, to a net loss of ($1,128) in the six months ended December 31, 2011. The primary reason for the decrease in net earnings was $2,098 of stock based compensation that was recorded in October 2011 upon the accelerated vesting of all the previously unvested stock awards granted under our 2007 Stock Incentive Plan. Additionally, the six-month period ended January 1, 2011 contained $1,870 of gain related to the change in fair value of the derivative liability.

Basic and diluted loss per share attributable to our common stockholders decreased to ($0.06) per share for the six months ended December 31, 2011, from earnings of $0.01 per share for the six months ended January 1, 2011.

Results of Operations – Segments

Process Products

Our Process Products segment represented 85% and 78% of our revenue for the six months ended December 31, 2011 and January 1, 2011, respectively.

The following table summarizes Process Products revenue and operating income:

	September 30,	September 30,
	Six months ended
	December 31,	January 1,
	2011	2011
Revenue	$56,900	$41,358
Operating income	$8,879	$6,079

Operating income as % of revenue	15.6%	14.7%

Process Products revenue increased by $15,542 or 37.6%, in the six months ended December 31, 2011 when compared to the six months ended January 1, 2011. The acquisition of Burgess Manning GmbH contributed approximately $2,900 of revenue in the six months ended December 31, 2011. Additional revenue growth this quarter resulted from increased pressure product sales in Asia and the Middle East driven by our continued focused sales efforts in those regions.

Process Products operating income in the six months ended December 31, 2011 increased by $2,800 compared to the six months ended January 1, 2011. As a percentage of Process Products revenue, operating income was 15.6% in the six months ended December 31, 2011 compared to 14.7% in the six months ended January 1, 2011. The increase in operating income as a percentage of sales is due in part to lower than previously estimated costs on certain international projects.

Environmental Systems

Our Environmental Systems segment represented 15% and 22% of our revenue for the six months ended December 31, 2011 and January 1, 2011, respectively.

The following table summarizes Environmental Systems revenue and operating income:

	September 30,	September 30,
	Six months ended
	December 31,	January 1,
	2011	2011
Revenue	$9,909	$11,897
Operating income	$1,372	$1,424

Operating income as % of revenue	13.8%	12.0%

Revenue from Environmental Systems decreased $1,988, or 16.7% in the six months ended December 31, 2011, when compared to the six months ended January 1, 2011. The decrease in Environmental Systems revenue for the six months ended December 31, 2011 reflects the lower level of new environmental projects awarded in fiscal 2011. Revenue from recent environmental project bookings will be more weighted to fiscal 2013 given the length of the projects and the estimated delivery schedules.

Environmental Systems operating income in the six months ended December 31, 2011 was relatively flat compared to the six months ended, January 1, 2011. As a percentage of revenue, operating income increased to 13.8% during the six months ended December 31, 2011 from 12.0% for the same period in the prior year primarily as a result of contract-related costs included in the prior year operating income that were not duplicated in the current period.

General and Administrative Expenses

General and administrative expenses include those related to the corporate office, as well as those of international subsidiaries. General and administrative expenses increased $2,624 or 33.7% in the six months ended December 31, 2011 in comparison to the prior year as a result of the accelerated vesting of restricted stock awards and the increased cost of maintaining foreign offices, higher employee-related costs and higher professional fees.

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 9 of the consolidated financial statements.

Backlog

Our backlog was approximately $111,000 at December 31, 2011, including $5,000 from our recently completed acquisition of Burgess Manning GmbH, compared to $89,000 at July 2, 2011. Backlog includes orders for products that are deliverable in future periods less revenue recognized on such orders to date. Orders in backlog are subject to change or cancellation by our customers. Of our backlog at December 31, 2011, we estimate approximately 85% of the revenue related to our existing backlog will be recognized in the next 12 months.

Financial Position

Assets. Total assets increased by $4,462, or 3.2%, from $140,709 at July 2, 2011, to $145,171 at December 31, 2011. On December 31, 2011, we held cash, including restricted cash, and cash equivalents of $19,571. We had working capital, excluding the current portion of long-term debt, of $43,687 and a current liquidity ratio of 2.1-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $19,538, working capital of $43,908, and a current liquidity ratio of 2.2-to-1.0 at July 2, 2011.

Liabilities and Equity. Total liabilities increased by $3,070, or 5.5%, from $55,668 at July 2, 2011 to $58,738 at December 31, 2011. The increase in our total liabilities is attributed to an increase in our trade payables and accrued liabilities, partially offset by a decrease in our debt balance outstanding.

The increase in our stockholder’s equity of $1,392, or 1.6%, from $85,041 at July 2, 2011 to $86,433 at December 31, 2011 is primarily attributable to the accelerated vesting of all previously unvested restricted stock awards. Our ratio of debt (total liabilities)-to-equity was 0.7-to-1.0 at December 31, 2011 and July 2, 2011.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At December 31, 2011, the balance of these working capital accounts was $23,594 compared to $25,384 at July 2, 2011, reflecting a decrease of our investment in these working capital items of $1,790.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. These letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 8 of Item 1 in the Notes to the Consolidated Financial Statements). As of December 31, 2011 and July 2, 2011, we had outstanding letters of credit and bank guarantees of $17,512 and $9,999, respectively.

Our cash and cash equivalents were $19,571 as of December 31, 2011 compared to $19,538 at July 2, 2011, of which $7,066 was restricted as collateral for stand-by letters of credit and bank guarantees, compared to $6,633 at July 2, 2011. During the six months ended December 31, 2011, cash provided by operating activities was $7,333 compared to cash provided by operating activities of $7,427 for the six months ended January 1, 2011. Cash provided by operating activities primarily related to a decrease in accounts receivable partially offset by an increase in cost and earnings in excess of billings.

Cash used in investing activities was $5,665 for the six months ended December 31, 2011, compared to $3,738 for the six months ended January 1, 2011. Cash used in investing activities during the six months ended December 31, 2011 primarily related to the acquisition of Burgess Manning GmbH and purchases of property and equipment. Cash used in investing activities during the six months ended January 1, 2011 primarily related to purchases of property and equipment and the investment in the CEFCO manufacturing license agreement.

Cash used in financing activities during the six months ended December 31, 2011 was $1,329 compared to $6,792 during the six months ended January 1, 2011. The cash used in financing activities for the six months ended December 31, 2011 related to principal payment on long-term debt. The cash used in financing activities for the six months ended January 1, 2011 consisted primarily of payment of long-term debt and dividends on preferred stock, partially offset by the proceeds from the sale of common stock and excess tax benefits from stock options exercised.

As a result of the events described above, our cash and cash equivalents during the six months ended December 31, 2011 decreased by $400 compared to a decrease of $2,511 during the six months ended January 1, 2011.

We anticipate that our cash and cash equivalents on hand, our borrowing availability under our current revolving credit facility and debenture agreement, our short-term investments, if any, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and capital expenditures for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures from those disclosed in Item 7A of Part II of our Annual Report on Form 10-K for the year ended July 2, 2011.

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

During the six months ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on 10-K for the year ended July 2, 2011.

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit

2.1	Share Purchase Agreement between Rainer Diekmann and Peerless Europe Limited, dated as of November 4, 2011 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on November 8, 2011, and incorporated herein by reference).

10.1	Eighth Amendment to Credit Agreement, dated October 17, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereof (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 18, 2011, and incorporated herein by reference).

10.2	Ninth Amendment to Credit Agreement, dated November 9, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereof (filed as Exhibit 10.2 to our Quarterly Report on 10-Q for the quarterly period ended October 2, 2011, and incorporated herein by reference).

10.3	Employment Agreement of Warren R. Hayslip, dated November 28, 2011 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 29, 2011, and incorporated herein by reference).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Supplementary disclosure to revise certain information on the Definitive Proxy Statement of PMFG, Inc. filed on Schedule 14A on October 7, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: February 1, 2012	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2012	/s/ Ronald L. McCrummen
Ronald L. McCrummen
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)