Form 10-Q
period 2012-03-31
PMFG, Inc.
filed 2012-05-09
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding on May 4, 2012, was 20,773,878.

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

•	changes in current environmental legislation or regulations;

•	risks associated with our indebtedness, the terms of our Senior Secured Credit Agreement and our ability to raise additional capital;

•	risks associated with the concentration of ownership of our stock;

•	changes in competition;

•	changes in demand for our products;

•	our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	risks associated with our product warranties; and

•	changes in the price, supply or demand for natural gas, bio fuel, oil or coal.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2012	July 2, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,095	$12,905
Restricted cash	8,341	6,633
Accounts receivable – trade, net of allowance for doubtful accounts of $447 and $600 at March 31, 2012 and July 2, 2011, respectively	29,011	30,567
Inventories, net	7,291	6,556
Costs and earnings in excess of billings on uncompleted contracts	22,389	16,991
Income taxes receivable	4,547	3,061
Deferred income taxes	1,952	1,952
Other current assets	3,058	2,474

Total current assets	122,684	81,139
Property, plant and equipment, net	10,451	8,854
Intangible assets, net	20,763	20,108
Goodwill	30,690	29,702
Other assets	419	906

Total assets	$185,007	$140,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,577	$17,308
Current maturities of long-term debt	—	2,600
Billings in excess of costs and earnings on uncompleted contracts	8,046	4,866
Accrued product warranties	2,994	2,575
Customer deposits	2,326	1,938
Accrued liabilities and other	8,972	7,944

Total current liabilities	43,915	37,231
Long-term debt, net of current portion	—	9,971
Deferred income taxes	7,418	7,135
Other non-current liabilities	1,290	1,331
Commitments and contingencies
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at March 31, 2012 or July 2, 2011	—	—
Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 20,686,002 and 17,597,186 shares at March 31, 2012 and July 2, 2011, respectively	207	176
Additional paid-in capital	96,172	48,657
Accumulated other comprehensive loss	(1,444)	(1,331)
Retained earnings	36,120	36,170

Total PMFG, Inc.’s stockholders’ equity	131,055	83,672
Noncontrolling interest	1,329	1,369

Total equity	132,384	85,041

Total liabilities and equity	$185,007	$140,709

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(unaudited)		(unaudited)
Revenue	$35,498	$33,985	$102,307	$87,240
Cost of goods sold	25,352	23,289	70,977	59,677

Gross profit	10,146	10,696	31,330	27,563
Operating expenses:
Sales and marketing	2,481	3,396	8,958	8,918
Engineering and project management	2,342	2,316	6,798	6,158
General and administrative	4,111	4,154	14,531	11,950

	8,934	9,866	30,287	27,026

Operating income	1,212	830	1,043	537
Other income (expense):
Interest income	6	5	22	24
Interest expense	(142)	(406)	(1,012)	(1,916)
Loss on extinguishment of debt	(347)	—	(347)	—
Foreign exchange gain (loss)	16	248	(652)	424
Change in fair value of derivative liability	—	4,549	—	6,419
Other expense, net	(17)	—	7	—

	(484)	4,396	(1,982)	4,951

Earnings (loss) before income taxes	728	5,226	(939)	5,488
Income tax benefit (expense)	285	(264)	824	350

Net earnings (loss)	$1,013	$4,962	$(115)	$5,838

Less net (loss) earnings attributable to noncontrolling interest	$(15)	$(13)	$(64)	$119

Net earnings (loss) attributable to PMFG, Inc.	$1,028	$4,975	$(51)	$5,719

Dividends on preferred stock	$—	$(85)	$—	$(717)

Net earnings (loss) attributable to PMFG, Inc. common stockholders	$1,028	$4,890	$(51)	$5,002

Basic earnings per common share	$0.05	$0.28	$0.00	$0.29

Diluted earnings per share	$0.05	$0.27	$0.00	$0.28

Weighted-average shares outstanding:
Basic	19,137	16,977	18,162	15,591
Effect of dilutive warrants and options	602	554	—	542

Diluted shares outstanding	19,739	17,531	18,162	16,133

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	Nine months ended
	March 31, 2012	April 2, 2011
	(unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(115)	$5,838
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization	2,353	2,822
Loss on extinguishment of debt	347	—
Stock-based compensation	3,072	1,165
Excess tax benefits of stock-based compensation	(37)	(321)
Bad debt expense	(59)	7
Inventory valuation reserve	28	43
Provision for warranty expense	1,300	1,080
Loss on sale of property	17	—
Change in fair value of derivative liability	—	(6,419)
Foreign exchange loss (gain)	652	(424)
Deferred tax expense	3	55
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	3,600	(1,371)
Inventories	(526)	1,039
Costs and earnings in excess of billings on uncompleted contracts	(2,969)	885
Other current assets	(474)	(561)
Other assets	(10)	175
Accounts payable	2,349	4,893
Billings in excess of costs and earnings on uncompleted contracts	3,180	(503)
Commissions payable	(718)	55
Income taxes	(949)	(2,012)
Product warranties	(964)	(847)
Accrued liabilities and other	(611)	(1,804)

Net cash provided by operating activities:	9,469	3,795
Cash flows from investing activities:
Increase (decrease) in restricted cash	(1,728)	2,894
Purchases of property and equipment	(2,769)	(2,811)
Advance payment of license agreement	(555)	(2,645)
Business acquistion, net of cash received	(2,351)	—

Net cash used in investing activities	(7,403)	(2,562)

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands, except share amounts)

	Nine months ended
	March 31, 2012	April 2, 2011
	(unaudited)
Cash flows from financing activities:
Net proceeds from issuance of common stock	44,411	—
Payment of debt issuance costs	(94)	(158)
Payment of debt	(12,571)	(7,650)
Payment of deferred consideration costs	(37)	—
Equity contribution from noncontrolling interest	—	344
Payment of dividends on preferred stock	—	(717)
Proceeds from exercise of stock options	27	350
Excess tax benefits from stock-based payment arrangements	37	321

Net cash provided by (used in) financing activities	31,773	(7,510)
Effect of exchange rate changes on cash and cash equivalents	(649)	776

Net increase (decrease) in cash and cash equivalents	33,190	(5,501)
Cash and cash equivalents at beginning of period	12,905	24,271

Cash and cash equivalents at end of period	$46,095	$18,770

Supplemental information on cash flow:
Income taxes paid	$—	$1,300
Interest paid	$810	$1,109

See accompanying notes to consolidated financial statements

During the nine months ended March 31, 2012, holders of warrants exchanged 31,250 warrant shares for 17,528 shares of the Company’s common stock in cashless exercises.

In November 2011, $1,516 was recorded as deferred consideration as part of the Burgess Manning GmbH acquisition that is due to the seller within 12 months from the date of acquisition. This is a non-cash financing activity. The $2,351, presented as an investing activity from the business acquisition, represents the preliminary purchase consideration for Burgess Manning GmbH of $5,719, less deferred consideration, net of $1,852 of cash acquired.

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity and Comprehensive Income (Loss)

(In thousands)

(unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non Controlling Interest	Total Equity

	Common Stock
	Shares	Amount
Balance at July 2, 2011	17,597	$176	$48,657	$36,170	$(1,331)	$83,672	$1,369	$85,041
Comprehensive income (loss):
Net loss				(51)		(51)	(64)	(115)
Foreign currency translation adjustment					(113)	(113)	24	(89)

Total comprehensive loss						(164)	(40)	(204)
Stock grants, net of forfeitures	73	1	3,070	1		3,072		3,072
Stock options exercised	8	—	27			27		27
Warrants exercised	18	—	—			—		—
Issuance of common stock	2,990	30	44,381			44,411		44,411
Income tax benefit related to stock options exercised			37			37		37

Balance at March 31, 2012	20,686	$207	$96,172	$36,120	$(1,444)	$131,055	$1,329	$132,384

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of PMFG, Inc. and Subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of March 31, 2012 and for the three and nine months ended March 31, 2012 and April 2, 2011 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. The third quarter of fiscal 2012 and 2011 ended on March 31, 2012, and April 2, 2011, respectively. References to “fiscal 2012” and “fiscal 2011” refer to the fiscal years ending June 30, 2012 and July 2, 2011, respectively.

Basis of Consolidation

The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless Manufacturing (Zhenjiang) Co. Ltd (“PMZ”). The noncontrolling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statements of Operations.

Acquisition of Burgess Manning GmbH

On November 4, 2011, the Company acquired all of the outstanding shares of Burgess Manning GmbH, a limited liability company organized under the laws of Germany. The aggregate purchase price, excluding transaction costs which were expensed as incurred, totaled 4.3 million euros ($5,719), including $187 of post-closing adjustments. Three million euros ($4,016) was paid in cash at closing from cash on hand. The remaining balance is due within the next year. Burgess Manning GmbH’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of March 31, 2012, cash held in the United States exceeded federally insured limits by $39,803. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $8,341 and $6,633 as of March 31, 2012 and July 2, 2011, respectively. Foreign restricted cash balances were $8,257 and $5,306 as of March 31, 2012 and July 2, 2011, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES – CON\TINUED

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value, typically represented by the discounted cash flows associated with the asset.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Goodwill and Other Intangible Assets

Goodwill is measured at the reporting unit level for impairment annually, or more frequently if conditions indicate an earlier review is necessary. The Company performs its annual impairment test of goodwill during the fourth quarter. The Company conducted its most recent assessment for impairment as of March 31, 2011. The fair value of goodwill is determined based on discounted cash flow projections. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, accrued expenses, and long-term debt approximate fair value due to the short maturity or variable rates associated with these instruments.

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

March 31, 2012

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

Earnings (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing the net earnings (loss) attributable to PMFG, Inc. common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of warrants and stock options granted using the treasury stock method. Warrants to acquire 1,290,000 shares of common stock and options to acquire 43,200 shares of common stock were omitted from the calculation of dilutive securities for the nine months ended March 31, 2012, because they were anti-dilutive. No shares were anti-dilutive for the nine months ended April 2, 2011.

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

March 31, 2012

(In thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Conforming Changes for Current Year Presentation

The presentation of the Consolidated Statements of Cash Flows for the nine months ended April 2, 2011 was changed to include a reclassification of $1,545 related to intangibles associated with the Company’s license agreement with CEFCO Global Clean Energy, LLC, a Texas limited liability company (“CEFCO”), from changes in accounts receivable to advance payment of license agreement.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. ASU 2011-05 requires retrospective application, and is effective for the Company as of the beginning of fiscal year 2013. The application of ASU 2011-05 is not expected to have a financial impact on the Company’s consolidated financial statements, but will result in a change in the presentation of the Company’s consolidated statements of operations and equity.

2. BUSINESS ACQUISITION

During the quarter ended December 31, 2011, the Company completed the acquisition of all of the outstanding shares of Burgess Manning GmbH and included it in the Company’s Process Products segment. The acquisition is to expand the Company’s ability to service customers in Germany and surrounding countries. Acquisition costs, for the nine months ended March 31, 2012, were $223 and were expensed when incurred to general and administrative expenses. At the acquisition date, the preliminary purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their estimated fair values. Acquired intangible assets of $900 were initially assigned to customer relationships, including acquired backlog, and are to be amortized over a ten-year period from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired represents goodwill of $988. We have not completed the final fair value assignments and continue to analyze certain assets acquired and liabilities assumed. The preliminary allocation of the purchase price to the fair value of the Burgess Manning GmbH assets acquired and liabilities assumed is presented as follows:

Cash	$1,852
Other tangible assets	4,851
Intangible assets	900
Goodwill	988
Liabilities assumed	(2,592)
Net deferred tax liability on fair value adjustment of intangible assets	(280)

Total estimated preliminary purchase price	$5,719

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

2. BUSINESS ACQUISITION – CONTINUED

The following unaudited pro forma condensed combined consolidated financial information shows the results of our operations for the nine months ended March 31, 2012, and the year ended July 2, 2011, and gives effect to the acquisition as if it had occurred at July 1, 2010. Results of operations for Burgess Manning GmbH for the nine months ended April 2, 2011 are not available, and as such, the comparative pro forma financial information for the nine months ended April 2, 2011 is not presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the Company’s actual results of operations had the Burgess Manning GmbH acquisition occurred at the beginning of the periods presented, or of the Company’s results of future operations.

	Nine months ended March 31, 2012	Year ended July 2, 2011
Revenue	$106,503	$137,870
Operating income (loss)	$1,136	$(335)
Net (loss) earnings	$(63)	$7,161
Net earnings attributable to PMFG, Inc.	$1	$7,049
Net earnings per share:
Basic	$0.00	$0.37
Diluted	$0.00	$0.35

3. INVENTORIES

Principal components of inventories are as follows:

	March 31, 2012	July 2, 2011
Raw materials	$3,566	$3,261
Work in progress	3,790	3,382
Finished goods	420	389

	7,776	7,032
Reserve for obsolete and slow-moving inventory	(485)	(476)

	$7,291	$6,556

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows:

	March 31, 2012	July 2, 2011
Costs incurred on uncompleted contracts and estimated earnings	$69,668	$64,457
Less billings to date	(55,325)	(52,332)

	$14,343	$12,125

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS – CONTINUED

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows:

	March 31, 2012	July 2, 2011
Costs and earnings in excess of billings on uncompleted contracts	$22,389	$16,991
Billings in excess of costs and earnings on uncompleted contracts	(8,046)	(4,866)

	$14,343	$12,125

5. GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

The following table shows the activity and balances related to goodwill from July 2, 2011 through March 31, 2012:

Balance as of July 2, 2011	$29,702
Goodwill acquired:
Acquisition of Burgess Manning GmbH	988

Balance as of March 31, 2012	$30,690

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows:

	Weighted Average Estimated Useful Life (Years)	Gross Value March 31, 2012	Accumulated Amortization	Net Book Value March 31, 2012	Gross Value July 2, 2011	Accumulated Amortization	Net Book Value July 2, 2011
Design guidelines	Indefinite	$6,940	$—	$6,940	$6,940	$—	$6,940
Customer relationships	11	7,790	(2,674)	5,116	6,890	(2,204)	4,686
Trade names	Indefinite	4,729	—	4,729	4,729	—	4,729
Licensing agreements	5	2,199	(1,723)	476	2,199	(1,393)	806

		$21,658	$(4,397)	$17,261	$20,758	$(3,597)	$17,161

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS – CONTINUED

Amortization expense of $800 and $811 was recorded in the Consolidated Statements of Operations for the nine months ended March 31, 2012 and April 2, 2011, respectively. The Company’s estimated amortization for the remainder of the current fiscal year and for each of the next five fiscal years is as follows:

Estimated Amortization Expense For the fiscal years ended
June 30, 2012	$273
June 29, 2013	1,012
June 28, 2014	645
June 27, 2015	570
July 02, 2016	495
July 01, 2017	494

CEFCO Licensing Agreement

In July 2010, the Company entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO. In November 2011, the Company announced the successful completion of large scale prototype tests associated with the first two pollution control modules of the CEFCO processing equipment. The Company and CEFCO are seeking a sponsor to conduct a pilot program at a potential customer facility. The Company advanced $1,100 to CEFCO at the inception of the License Agreement. The Company has recorded certain additional costs incurred related to the construction and testing of a scaled version of the technology as advances on future payments due under the License Agreement. As of March 31, 2012 and July 2, 2011, $3,502 and $2,947 were included in intangibles, net, respectively. Amortization of the License Agreement will be recognized over the life of the License Agreement (10 years) commencing after the initial sale, construction and commissioning of a full scale version of the CEFCO processing equipment.

6. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows:

	Three months ended		Nine months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Balance at beginning of period	$2,659	$2,361	$2,575	$2,480
Provision for warranty expenses	565	519	1,300	1,080
Warranty charges	(230)	(167)	(881)	(847)

Balance at end of period	$2,994	$2,713	$2,994	$2,713

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

7. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows:

	March 31, 2012	July 2, 2011
Accrued start-up and commissioning expense	$363	$794
Accrued compensation	3,376	1,733
Commissions payable	1,468	2,186
Income taxes payable	750	281
Accrued professional expenses	1,240	2,510
Deferred consideration related to
Burgess Manning GmbH acquisition	1,484	—
Other	291	440

	$8,972	$7,944

8. DEBT

Outstanding long-term debt obligations are as follows:

	Maturities	March 31, 2012	July 2, 2011
Term loan	2016	$—	$12,571
Less current maturites		—	(2,600)

Total long-term debt, net of current portion		$—	$9,971

In connection with the sale of 2,990,000 shares of common stock in the Company’s registered public offering, which closed on February 22, 2012, the Company received $44,411 of net proceeds after deducting $3,429 of underwriter fees, commissions, and legal and accounting fees. In accordance with the terms of the Company’s senior term loan, the Company used $10,600 of the net proceeds to repay all amounts outstanding under the senior term loan. The senior term loan was under the Company’s Senior Secured Credit Agreement, dated April 30, 2008 (“Senior Secured Credit Agreement”). Unamortized deferred financing costs of $347 were recorded as a loss on extinguishment of debt on the Consolidated Statement of Operations for the quarter ended March 31, 2012.

The Company terminated its LIBOR interest rate cap transaction with respect to its senior term loan on February 22, 2012.

The revolving credit facility is also under the Company’s Senior Secured Credit Agreement. Under the revolving credit facility, the Company has a maximum borrowing capacity based on eligible accounts receivable and inventory, not to exceed $20,000. Any borrowings under the revolving credit facility are secured by a first lien on substantially all assets of the Company. At March 31, 2012, there was borrowing availability of $1,070 after the borrowing base was adjusted for $8,211 of outstanding letters of credit. At March 31, 2012 and July 2, 2011 there were no outstanding borrowings under the revolving credit facility. The Company currently pays an annual fee on this revolving credit facility of $50.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

8. DEBT – CONTINUED

The revolving credit facility, as amended, matures on April 30, 2013. Interest under the revolving credit facility, as amended, is payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 225 and 375 basis points based on our Consolidated Total Leverage (“CTL”) ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 300 and 475 basis points based on our CTL ratio.

At March 31, 2012, the Company was required to maintain a CTL ratio not to exceed 3.0 to 1.0 and a Consolidated Fixed Charge Coverage (“FCC”) ratio of not less than 1.1 to 1.0. The CTL ratio is calculated as the ratio of the Company’s outstanding debt and letters of credit to the Company’s trailing 12 months earnings before interest, income taxes, depreciation, amortization, and other non-cash expenses (“EBITDA”). The FCC ratio is calculated as the ratio of the Company’s EBITDA less certain capitalized expenditures to the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Senior Secured Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At March 31, 2012, the Company was in compliance with its debt covenant requirements.

The Company’s U.K. subsidiary had debenture agreements used to facilitate issuances of letters of credit and bank guarantees of £6,000 ($9,607) at March 31, 2012 and £6,000 ($9,645) at July 2, 2011. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £4,071 ($6,519) at March 31, 2012 and £3,301 ($5,306) at July 2, 2011, which is recorded as restricted cash on the consolidated balance sheets. At March 31, 2012, there was £4,857 ($7,776) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. At July 2, 2011, there was £3,222 ($5,180) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. There were no borrowings outstanding under the U.K. subsidiary’s debenture agreements at March 31, 2012 or July 2, 2011.

The Company’s German subsidiary had debenture agreements used to facilitate issuances of letters of credit and bank guarantees of €4,750 ($6,338) at March 31, 2012. This facility is secured by all of the trade receivables of Burgess Manning GmbH and by a cash deposit of €1,303 ($1,738) at March 31, 2012, which is recorded as restricted cash on the consolidated balance sheets. At March 31, 2012, there was €3,987 ($5,319) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. There were no borrowings outstanding under Burgess Manning GmbH’s debenture agreements at March 31, 2012.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In June 2010, the Company received notice from a customer claiming approximately $9,100 in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company has not received sufficient information to assess the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the Company has not received sufficient information to assess the validity of the claim. No amount has been accrued in the financial statements for this claim as of March 31, 2012. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES – CONTINUED

In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site. The total costs accrued are $120 at March 31, 2012 and July 2, 2011, which have been discounted using a rate of 3.25%. The Company may incur additional one-time costs related to the installation of four new test wells and the preparation of environmental reports, which the Company estimates will be $100. The Company believes that the cost of the monitoring is approximately $20 per year until complete. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under the indemnification provisions of our purchase agreement with Nitram’s selling stockholders in the amount of $633. Funds have been deposited into an escrow account that may be used to reimburse these costs.

Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10,920 of the purchase price in escrow to reimburse the Company for indemnification and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the sellers in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release on October 30, 2009, the Company had made claims to the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $1,976 against the escrow, and a total of $1,388 was withheld from the payment of the escrow amount, which represents the Company’s claims, less the one percent deductible, estimated at $610. Following the final escrow release in October 2009, the Company has made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9,500, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

10. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS – CONTINUED

Preferred Stock

The terms, rights, obligations and preferences of the Preferred Stock were set forth in the Certificate of Designations of the Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on September 4, 2009.

During fiscal year 2011, holders of Preferred Stock converted all of the outstanding shares of Preferred Stock into 2,642,500 shares of the Company’s common stock. Prior to conversion, holders of Preferred Stock were entitled to quarterly dividends at an annual rate of 6.0%. All dividends were cumulative, compounded quarterly and paid in cash. The Company paid $75 and $717 of cash dividends during the three and nine months ended April 2, 2011. The Company considered the conversion rights and redemption options of the Preferred Stock to be embedded derivatives and, as a result, the fair value of the derivative liability was measured using a Monte Carlo simulation model and valuation techniques that required the Company to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the Preferred Stock holders and expected future volatility of the price of the Company’s common stock. For the three and nine months ended April 2, 2011, a decrease in fair value of $4,549 and $6,419, respectively, was recorded in Other income (expense) in the Consolidated Statements of Operations.

Warrants

The warrants entitle the holders to purchase 50% of the initial number of shares of common stock obtainable upon conversion of the Preferred Stock, or 1,321,250 shares. The warrants have a five-year term and became exercisable on March 4, 2010. The exercise price is equal to the closing bid price of the common stock on September 3, 2009, or $10.56, and is not subject to anti-dilution protection, except in the case of stock splits and dividends. During the nine months ended March 31, 2012, holders of warrants, in cashless exercises, exchanged 31,250 warrant shares for 17,528 shares of the Company’s common stock.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

12. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended March 31, 2012 and April 2, 2011:

	Nine months ended
	March 31, 2012		April 2, 2011
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock	36,000	$765	36,000	$523
Restricted stock	38,438	816	64,887	968

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

In October 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of our common stock in a filing with the SEC. This change in beneficial ownership constituted a change in control as defined in the Company’s 2007 Incentive Stock Plan, resulting in the acceleration of vesting of approximately 146,000 unvested restricted stock awards. The acceleration of vesting resulted in a charge of $2,098 during the quarter ended December 31, 2011, which was recorded consistent with employees’ compensation expense. There are no unvested stock options or restricted stock awards outstanding as of March 31, 2012.

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

Segment information and reconciliation to operating profit for the three and nine months ended March 31, 2012 and April 2, 2011 are presented below. The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands, except share and per share amounts)

13. SEGMENT INFORMATION – CONTINUED

	Three months ended		Nine months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Revenue
Process Products	$32,367	$23,524	$89,267	$64,882
Environmental Systems	3,131	10,461	13,040	22,358

Consolidated	$35,498	$33,985	$102,307	$87,240

Operating income
Process Products	$4,972	$2,720	$13,851	$8,800
Environmental Systems	351	2,264	1,723	3,687
Corporate and other general and administrative expenses	(4,111)	(4,154)	(14,531)	(11,950)

Consolidated	$1,212	$830	$1,043	$537

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

•

Results of Operations – an analysis of our Company’s consolidated and reporting segment results of operations for the three and nine month periods presented in our consolidated unaudited financial statements.

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

Our Business

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction, or SCR systems, and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power facilities.

Our products and systems are marketed worldwide. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. Revenue generated from outside the United States was approximately 47% for the nine months ended March 31, 2012 compared to 37% for the nine months ended April 2, 2011. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international sales will continue to increase as a percentage of our consolidated revenue in the future.

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

We have two reporting segments: Process Products and Environmental Systems. The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The primary product of our Environmental Systems business is SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations.

Key Drivers of Product Demand

We believe demand for our products is driven by the increasing demand for energy in both developed and emerging markets, coupled with the global trend towards increasingly restrictive environmental regulations. These trends should stimulate investment in new power generation facilities and related infrastructure, and in upgrading existing facilities.

With a shift to cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas, nuclear technology, and renewable resources. In developed markets, natural gas is increasingly becoming one of the energy sources of choice. We supply product offerings throughout the entire natural gas infrastructure value chain and believe the expansion of natural gas infrastructure will drive growth of our process products and the global market for our SCR systems for natural-gas-fired power plants.

Despite existing concerns over safety and government regulations related to the construction of new nuclear power facilities and the re-commissioning of existing facilities, we believe rising nuclear capacity utilization rates and concerns about energy security and emissions will drive the increase for nuclear power generation, both domestically and internationally. China and India are expected to lead the global expansion of nuclear power generation growth. Recommissioning of existing nuclear facilities in France also will contribute to growth in product demand.

These market trends will drive the demand for both our separation/filtration products and our SCR systems, creating significant opportunities for us. We face strong competition from numerous other providers of custom-engineered systems and products. We, along with other companies that provide alternative products and solutions, are affected by a number of factors, including, but not limited to, global economic conditions, level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution, as well as current and anticipated environmental regulations.

Recent Developments

Public Offering of Common Stock

On February 22, 2012, we completed a public offering of 2,990,000 shares of our common stock, par value $0.01 per share, at a price of $16.00 per share. We received net proceeds of $44,411 from the public offering after deducting underwriting discounts, commissions, and offering expenses. In accordance with the terms of our Senior Secured Credit Agreement, we used $10,600 of these net proceeds to repay our entire outstanding senior term loan. The balance of the net proceeds is available for working capital and other general corporate purposes.

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

Acquisition of Real Estate

On September 14, 2011, the Company entered into a contract to purchase 33 acres in the City of Denton, Denton County, Texas for $1,800. On December 22, 2011, we completed the land purchase. We also entered into a contract with Schwob Building Company, Ltd. on March 12, 2012 for the construction of a new 87,500 square foot manufacturing facility on the site. We intend to begin building a new manufacturing facility and administration offices on the property during calendar year 2012.

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended July 2, 2011. Since the date of that report, there have been no material changes to our critical accounting policies.

Results of Operations

The following summarizes our consolidated statements of operations as a percentage of revenue:

	Three months ended		Nine months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.4	68.5	69.4	68.4

Gross profit	28.6	31.5	30.6	31.6
Operating expenses	25.2	29.0	29.6	31.0

Operating income	3.4	2.5	1.0	0.6
Other income (expense), net	(1.4)	12.9	(1.9)	5.7

Earnings (loss) before income taxes	2.0	15.4	(0.9)	6.3
Income tax (expense) benefit	0.9	(0.8)	0.8	0.4

Net earnings (loss)	2.9%	14.6%	(0.1)%	6.7%

Less net earnings (loss) attributable to noncontrolling interest	—	—	(0.1)	0.1

Net earnings (loss) attributable to PMFG, Inc.	2.9	14.6	(0.0)	6.6
Dividends on preferred stock	—	(0.3)	—	(0.8)

Net earnings (loss) attributable to PMFG, Inc. common stockholders	2.9%	14.3%	(0.0)%	5.8%

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

Three Months Ended March 31, 2012 Compared to Three Months Ended April 2, 2011

Revenue. We classify revenue as domestic or international based upon the origination of the order. International revenue was approximately 50% and 35% of consolidated revenue in the three-month periods ended March 31, 2012 and April 2, 2011, respectively. We believe the increase in our international sales relative to the Company as a whole reflects our strategic acquisitions, our international focused sales efforts, and the changing economic environment in which we operate. The following summarizes consolidated revenue:

	Three months ended
	March 31,		April 2,
	2012	% of Total	2011	% of Total
Domestic	$17,592	49.6%	$22,122	65.1%
International	17,906	50.4%	11,863	34.9%

Total	$35,498	100.0%	$33,985	100.0%

Total revenue increased $1,513 or 4.5% to $35,498 in the three months ended March 31, 2012, compared to prior year as increased revenue of Process Products were substantially offset by decreased revenue from Environmental Systems. Domestic revenue decreased $4,530, or 20.5%, in the three months ended March 31, 2012 when compared to the prior year. International revenue increased $6,043, or 50.9%, in the three months ended March 31, 2012 when compared to the prior year. Domestically, a $3,784 revenue decrease occurred within the Environmental segment. The acquisition of Burgess Manning GmbH contributed $3,827 of revenue in the three months ended March 31, 2012. Additional increases this quarter in international revenue resulted from growth in Asia.

Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily level of revenue, shifts in our product mix, material and labor cost changes, and warranty costs. Shifts in the geographic composition of our revenue also can have a significant impact on our reported margins. The following summarizes revenue, cost of goods sold, and gross profit:

	Three months ended
	March 31		April 2,
	2012	% of Total	2011	% of Total
Revenue	$35,498	100.0%	$33,985	100.0%
Cost of goods sold	25,352	71.4%	23,289	68.5%

Gross profit	$10,146	28.6%	$10,696	31.5%

For the three months ended March 31, 2012 gross profit decreased $550 or 5.1% from the comparable three months in the prior year. As a percentage of revenue, gross profit decreased from 31.5% in the prior year period to 28.6% for the three months ended March 31, 2012. The decrease in gross profit as a percentage of revenue was due to acceleration of an anticipated loss related to a specific pressure products contract and a reduction in higher margin Environmental sales as a component of the overall product mix when compared to the same quarter in fiscal 2011.

Operating Expenses. The following summarizes operating expenses:

	Three months ended
	March 31,		April 2,
	2012	% of Total	2011	% of Total
Sales and marketing	$2,481	7.0%	$3,396	10.0%
Engineering and project management	2,342	6.6%	2,316	6.8%
General and administrative	4,111	11.6%	4,154	12.2%

Total	$8,934	25.2%	$9,866	29.0%

Operating expenses decreased $932 or 9.4% for the three months ended March 31, 2012 in comparison to the prior year. As a percentage of revenue, these expenses decreased to 25.2% during the three months ended March 31, 2012 from 29.0% during the three months ended April 2, 2011.

Our sales and marketing expenses decreased $915 due to reduced expenses related to commissions and temporary reductions in our personnel costs. Our engineering and project management expenses remained relatively flat for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. General and administrative expenses decreased $43 during the three months ended March 31, 2012 compared to the same period in the prior year. The decrease was primarily the result of reduced professional consulting fees offset by an increase in general and administrative expenses related to our international operations.

Other Income and Expense. The following summarizes other income and expense:

	Three months ended
	March 31, 2012	% of Revenues	April 2, 2011	% of Revenues
Interest income	$6	—%	$5	—%
Interest expense	(142)	(0.4)%	(406)	(1.2)%
Loss on extinguishment of debt	(347)	(1.0)%	—	—%
Foreign exchange gain (loss)	16	—%	248	0.7%
Change in fair value of derivative liability	—	—%	4,549	13.4%
Other income, net	(17)	—%	—	—%

Total other income (expense)	$(484)	(1.4)%	$4,396	12.9%

For the three months ended March 31, 2012, total other income (expense) was a net expense of $484 compared to net income of $4,396 in the prior year. Interest expense decreased $264 from the prior year on lower average outstanding debt balances. A $347 write off of deferred financing charges, associated with the senior term loan that was extinguished during the quarter, was recognized in the quarter ended March 31, 2012. A gain on foreign exchange was recognized in the quarter ended March 31, 2012 primarily as a result of changes in exchange rates for the Canadian Dollar and euro relative to the U.S. Dollar. The change in the fair value of derivative liability recognized in the prior year relates to the preferred stock issued by the Company in September 2009. All of the preferred stock was converted into shares of our common stock prior to July 2, 2011.

Income Taxes. Our effective income tax rate was (39.1%) and 5.1% for the three months ended March 31, 2012 and April 2, 2011, respectively. For the quarter ended March 31, 2012, the effective tax rate varied from statutory rates because of deductions for our research and development expenditures. For the quarter ended April 2, 2011, the effective tax rate varied from statutory rates because of the change in fair value of derivative liability, which is not taxable for income tax purposes.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, resulting in improved efficiency, reduced maintenance and extended life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 91% and 69% of our revenue in the three months ended March 31, 2012 and April 2, 2011, respectively.

The following summarizes Process Products revenue and operating income:

	Three months ended
	March 31, 2012	April 2, 2011
Revenue	$32,367	$23,524
Operating income	$4,972	$2,720
Operating income as % of revenue	15.4%	11.6%

The Process Products segment revenue increased $8,843 or 37.6% to $32,367 in the quarter ended March 31, 2012, compared to prior year period. The acquisition of Burgess Manning GmbH contributed $3,827 of revenue in this quarter. Additional revenue growth this quarter resulted from increased pressure product sales in Asia and the Middle East driven by our continued focused sales efforts in those regions.

Process Products operating income for the three months ended March 31, 2012 increased $2,252, or 82.8%, compared to the same period a year ago. As a percentage of revenue, operating income was 15.4% and 11.6% for the three months ended March 31, 2012 and April 2, 2011, respectively. The increase of operating income as a percentage of revenue resulted from reduced selling and engineering costs as a percentage of increased revenue.

Environmental Systems

The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our power and industrial customers comply with environmental regulations. Environmental Systems represented 9% and 31% of our revenue in the three months ended March 31, 2012 and April 2, 2011, respectively.

The following summarizes Environmental Systems revenue and operating income:

	Three months ended
	March 31, 2012	April 2, 2011
Revenue	$3,131	$10,461
Operating income	$351	$2,264
Operating income as % of revenue	11.2%	21.6%

Revenue from Environmental Systems decreased $7,330 or 70% in the quarter ended March 31, 2012 in comparison to the prior year. The decrease in Environmental Systems revenue reflects the lower level of new environmental projects awarded in the latter part of fiscal 2011 and early part of fiscal 2012. Revenue from recent environmental project bookings will be more weighted to fiscal 2013 given the length of the projects and the estimated delivery schedules.

Environmental Systems operating income for the three months ended March 31, 2012 decreased $1,913, or 84.5%, in comparison to the prior year. As a percentage of revenue, operating income decreased to 11.2% during the three months ended March 31, 2012 from 21.6% for the same period in the prior year. The decrease in Environmental Systems operating income, as a percentage of revenue, is the result of lower margins and an increase in the relative level of selling and engineering costs on lower gross revenue.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended April 2, 2011

Results of Operations – Consolidated

Revenue. The following table summarizes consolidated revenue:

	Nine months ended
	March 31,		April 2,
	2012	% of Total	2011	% of Total
Domestic	$54,631	53.4%	$55,133	63.2%
International	47,676	46.6%	32,107	36.8%

Total	$102,307	100.0%	$87,240	100.0%

For the nine months ended March 31, 2012, total revenue increased $15,067, or 17.3%, compared to the prior year. Domestic revenue decreased $502, or 0.9%, in the nine months ended March 31, 2012 when compared to the prior year. International revenue increased $15,569, or 48.5%, in the nine months ended March 31, 2012 when compared to the prior year. Domestically, revenue growth was noted in multiple product lines within the Process Products segment offset by reduced revenue in the Environmental segment. The acquisition of Burgess Manning GmbH contributed $6,728 of revenue in the nine months ended March 31, 2012. Additional increases in international revenue were a combination of growth in Europe, the Middle East and Asia.

Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit:

	Nine months ended
	March 31		April 2,
	2012	% of Total	2011	% of Total
Revenue	$102,307	100.0%	$87,240	100.0%
Cost of goods sold	70,977	69.4%	59,677	68.4%

Gross profit	$31,330	30.6%	$27,563	31.6%

For the nine months ended March 31, 2012, our gross profit increased $3,767, or 13.7%, compared to the comparable period from the prior year, on higher revenue. Our gross profit, as a percentage of revenue, decreased to 30.6% for the nine months ended March 31, 2012 from 31.6% in the comparable period from the prior year.

Operating Expenses. The following table summarizes operating expenses:

	Nine months ended
	March 31,		April 2,
	2012	% of Total	2011	% of Total
Sales and marketing	$8,958	8.8%	$8,918	10.2%
Engineering and project management	6,798	6.6%	6,158	7.1%
General and administrative	14,531	14.2%	11,950	13.7%

Total	$30,287	29.6%	$27,026	31.0%

For the nine months ended March 31, 2012, our operating expenses increased by $3,261 compared to the comparable prior year period and included an expense of $2,098 related to the accelerated vesting of approximately 146,000 shares of previously unvested restricted stock awards. As a percentage of revenue, these expenses decreased to 29.6% for the nine months ended March 31, 2012 from 31.0% in the nine months ended April 2, 2011.

Our sales and marketing expenses remained flat in the nine months ended March 31, 2012 compared to the prior year. Our engineering and project management expense increased $640 in the nine months ended March 31, 2012 compared to the comparable prior year period due largely to the addition of international engineering and project management resources. Our general and administrative expenses increased $2,581 in the nine months ended March 31, 2012 compared to the comparable prior year period. The increase in general and administrative expense during the current nine month period was the result of the accelerated vesting of previously unvested restricted stock awards, increased costs of maintaining foreign offices, and additional costs associated with the acquisition of Burgess Manning GmbH.

Other Income and Expense. The following table summarizes other income and expenses:

	Nine months ended
	March 31, 2012	% of Revenues	April 2, 2011	% of Revenues
Interest income	$22	—%	$24	—%
Interest expense	(1,012)	(1.0)%	(1,916)	(2.2)%
Loss on extinguishment of debt	(347)	(0.3)%	—	—%
Foreign exchange gain (loss)	(652)	(0.6)%	424	0.5%
Change in fair value of derivative liability	—	—%	6,419	7.4%
Other income, net	7	—%	—	—%

Total other income (expense)	$(1,982)	(1.9)%	$4,951	5.7%

For the nine months ended March 31, 2012, other expense increased by $6,933 from income of $4,951 for the nine months ended April 2, 2011 to expense of $1,982 for the nine months ended March 31, 2012. The increase in other expense is primarily attributable to $6,419 change in the fair value of our derivative liability associated with the conversion and redemption features of our preferred stock during the nine months ended April 2, 2011. Interest expense during the nine months ended March 31, 2012 decreased by $904 compared to the comparable nine months in the prior year on lower average debt balances outstanding. A $347 write off of deferred financing charges associated with the extinguished senior term loan was recognized in the quarter ended March 31, 2012. The nine months ended March 31, 2012, reported a loss on foreign currency translation of $652 compared to a gain of $424 for the nine months ended April 2, 2011, both of which were driven largely by changes in the exchange rates of the Canadian Dollar and the euro relative to the U.S. Dollar.

Income Taxes. Our effective income tax rate was 87.8% for the nine months ended March 31, 2012. For the quarter ended March 31, 2012, the effective tax rate varied from statutory rates because of deductions for our research and development expenditures. Our effective income tax rate for the nine months ended April 2, 2011 was significantly lower than the statutory rates as the $6,419 gain recorded to reflect the change in fair value of our derivative liability is not taxable for income tax purposes.

Net Earnings (loss). Our net earnings decreased by $5,953 from $5,838 in the nine months ended April 2, 2011, to a net loss of ($115) in the nine months ended March 31, 2012. The primary reason for the decrease in net earnings was $2,098 of stock based compensation that was recorded in October 2011 upon the accelerated vesting of all the previously unvested stock awards granted under our 2007 Stock Incentive Plan. Additionally, the nine-month period ended April 2, 2011 contained $6,419 of gain related to the change in fair value of the derivative liability.

Basic and diluted loss per share attributable to our common stockholders decreased to $0.00 per share for the nine months ended March 31, 2012, from basic and diluted earnings per share of $0.29 and $0.28 per share, respectively, for the nine months ended April 2, 2011.

Results of Operations – Segments

Process Products

Our Process Products segment represented 87% and 74% of our revenue for the nine months ended March 31, 2012 and April 2, 2011, respectively.

The following table summarizes Process Products revenue and operating income:

	Nine months ended
	March 31, 2012	April 2, 2011
Revenue	$89,267	$64,882
Operating income	$13,851	$8,800
Operating income as % of revenue	15.5%	13.6%

Process Products revenue increased by $24,385 or 37.6%, in the nine months ended March 31, 2012 when compared to the nine months ended April 2, 2011. The acquisition of Burgess Manning GmbH contributed $6,728 of revenue in the nine months ended March 31, 2012. Additional revenue growth for the nine months ended March 31, 2012 resulted from increased pressure product sales in Asia and the Middle East driven by our continued focused sales efforts in those regions.

Process Products operating income in the nine months ended March 31, 2012 increased by $5,051 compared to the nine months ended April 2, 2011. As a percentage of Process Products revenue, operating income was 15.5% in the nine months ended March 31, 2012 compared to 13.6% in the nine months ended April 2, 2011. The increase in operating income as a percentage of sales is due to lower selling and engineering costs as a percentage of revenue.

Environmental Systems

Our Environmental Systems segment represented 13% and 26% of our revenue for the nine months ended March 31, 2012 and April 2, 2011, respectively.

The following table summarizes Environmental Systems revenue and operating income:

	Nine months ended
	March 31, 2012	April 2, 2011
Revenue	$13,040	$22,358
Operating income	$1,723	$3,687
Operating income as % of revenue	13.2%	16.5%

Revenue from Environmental Systems decreased $9,318, or 41.7% in the nine months ended March 31, 2012, when compared to the nine months ended April 2, 2011. The decrease in Environmental Systems revenue for the nine months ended March 31, 2012 reflects the lower level of new environmental projects awarded in late fiscal 2011 and early fiscal 2012. Revenue from recent environmental project bookings will be more weighted to fiscal 2013 given the length of the projects and the estimated delivery schedules.

Environmental Systems operating income in the nine months ended March 31, 2012 decreased $1,964 compared to the nine months ended April 2, 2011. As a percentage of revenue, operating income decreased to 13.2% during the nine months ended March 31, 2012 from 16.5% for the same period in the prior year, primarily as a result of increased selling and engineering costs as a percentage of the reduced amount of revenue.

General and Administrative Expenses

General and administrative expenses include those related to the corporate office, as well as those of international subsidiaries. General and administrative expenses increased $2,581 or 21.6% in the nine months ended March 31, 2012 in comparison to the prior year as a result of the accelerated vesting of restricted stock awards and the increased cost of maintaining foreign offices, higher employee-related costs and higher professional fees.

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 9 of the consolidated financial statements.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the nine months ended and as of March 31, 2012 and April 2, 2011:

	Nine months ended
	March 31, 2012	April 2, 2011
Backlog at beginning of period	$89,000	$96,000
Net Bookings	114,200	85,000
Acquired backlog	5,000	—
Revenue recognized	(102,300)	(87,200)

Backlog at end of period	$105,900	$93,800

Our backlog was approximately $106,000 at March 31, 2012, compared to $89,000 at July 2, 2011. At both March 31, 2012 and July 2, 2011, approximately 75% of our backlog related to Process Products sales orders with the balance pertaining to Environmental Systems sales orders. Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Of our backlog at March 31, 2012, we estimate approximately 85% of the revenue related to our existing backlog will be recognized in the next 12 months. Orders in backlog are subject to change, delays or cancellation by our customers. At March 31, 2012, certain contracts within the backlog have been placed on indefinite hold by the customer. We believe these contracts will result in executed projects in future periods. Cancelled orders are subject to cancellation fees.

Financial Position

Assets. Total assets increased by $44,298, or 31.5%, from $140,709 at July 2, 2011, to $185,007 at March 31, 2012. On March 31, 2012, we held cash, including restricted cash, and cash equivalents of $54,436. We had working capital of $78,769 and a current liquidity ratio of 2.8-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $19,538, working capital, excluding the current portion of long-term debt, of $46,508, and a current liquidity ratio of 2.2-to-1.0 at July 2, 2011.

Liabilities and Equity. Total liabilities decreased by $3,045, or 5.5%, from $55,668 at July 2, 2011 to $52,623 at March 31, 2012. The decrease in our total liabilities is primarily attributed to the extinguishment of our senior term loan partially offset by an increase in our trade payables, billings in excess of costs and earning on uncompleted contracts and accrued liabilities.

The increase in our stockholder’s equity of $47,343, or 55.7%, from $85,041 at July 2, 2011 to $132,384 at March 31, 2012 is primarily attributable to our public offering of 2,990,000 shares of common stock in February 2012 and the accelerated vesting of all previously unvested restricted stock awards. Our ratio of debt (total liabilities)-to-equity was 0.4-to-1.0 at March 31, 2012 compared to 0.7-to-1.0 at July 2, 2011.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At March 31, 2012, the balance of these working capital accounts was $21,777 compared to $25,384 at July 2, 2011, reflecting a decrease of our investment in these working capital items of $3,607.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. These letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 8 of Item 1 in the Notes to the Consolidated Financial Statements). As of March 31, 2012 and July 2, 2011, we had outstanding letters of credit and bank guarantees of $21,306 and $9,999, respectively. The increase is primarily attributed to the increase in international projects.

Our cash and cash equivalents were $54,436 as of March 31, 2012 compared to $19,538 at July 2, 2011, of which $8,341 was restricted as collateral for stand-by letters of credit and bank guarantees as of March 31, 2012, compared to $6,633 at July 2, 2011. During the nine months ended March 31, 2012, cash provided by operating activities was $9,469 compared to cash provided by operating activities of $3,795 for the nine months ended April 2, 2011. Cash provided by operating activities primarily related to a decrease in accounts receivable partially offset by increases in accounts payable, cost and earnings in excess of billings and billings in excess of cost and earnings.

Cash used in investing activities was $7,403 for the nine months ended March 31, 2012, compared to $2,562 for the nine months ended April 2, 2011. Cash used in investing activities during the nine months ended March 31, 2012 primarily related to the acquisition of Burgess Manning GmbH, purchases of property and equipment and an increase in restricted cash. Cash used in investing activities during the nine months ended April 2, 2011, primarily related to purchases of property and equipment and the investment in the CEFCO manufacturing license agreement, offset by a decrease in restricted cash.

Cash provided by financing activities during the nine months ended March 31, 2012 was $31,773 compared to cash used in financing activities of $7,510 during the nine months ended April 2, 2011. The cash provided by financing activities for the nine months ended March 31, 2012 related to the proceeds from the our public offering of 2,990,000 shares of common stock in February 2012, partially offset by the principal payment of extinguishment of long-term debt. The cash used in financing activities for the nine months ended April 2, 2011 consisted primarily of payment of long-term debt and dividends on preferred stock, partially offset by the proceeds from the sale of common stock and excess tax benefits from stock options exercised.

As a result of the events described above, our cash and cash equivalents during the nine months ended March 31, 2012 increased by $33,190 compared to a decrease of $5,501 during the nine months ended April 2, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures from those disclosed in Item 7A of part II of our Annual Report of Form 10-K for the year ended July 2, 2011.

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

During the three months ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit

10.1	AIA Document A101-2007 Standard Contract for Construction, dated March 12, 2012, between Peerless Mfg. Co. and Schwob Building Company, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 14, 2012).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: May 9, 2012	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	/s/ Ronald L. McCrummen
Ronald L. McCrummen
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)