Form 10-K
period 2012-06-30
PMFG, Inc.
filed 2012-09-12
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the voting stock held by non-affiliates of the registrant as of December 31, 2011 was approximately $336.5 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 31, 2012 was 20,934,514.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

•	changes in current environmental legislation or regulations;

•	risks associated with our indebtedness, the terms of our credit agreements and our ability to raise additional capital;

•	risks associated with the concentration of ownership of our stock;

•	changes in competition;

•	changes in demand for our products;

•	our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	risks associated with our product warranties; and

•	changes in the price, supply or demand for natural gas, bio fuel, oil or coal.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Part I—Item 1A—Risk Factors” of this Form 10-K, and elsewhere in this Form 10-K. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

ii

INTRODUCTORY NOTE

PMFG, Inc. (“PMFG”), was incorporated as a Delaware corporation on August 15, 2008 as part of a holding company reorganization. In the reorganization, Peerless Mfg. Co. (“Peerless”), a Texas corporation, became a wholly owned subsidiary of PMFG. Under SEC rules, PMFG is a successor registrant to Peerless Mfg. Co.

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

Our fiscal year end is the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52 week fiscal year, each of our quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53 week fiscal year, three of our quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks.

References in this Form 10-K to fiscal 2012, fiscal 2011 and fiscal 2010 refer to our fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010, respectively.

PART I

ITEM 1.	BUSINESS.

Overview

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction (“SCR”) systems, turbine emission exhaust systems and other complementary products, including heat exchangers, pulsation dampeners, waste water treatment systems and silencers. Our separation and filtration products remove contaminants from gases and liquids, resulting in improved efficiency, reduced maintenance and extended life of energy infrastructure. Our SCR systems convert nitrogen oxide, or NOX, into nitrogen and water, reducing air pollution and helping our power and industrial customers comply with environmental regulations. Our primary customers include equipment manufacturers, engineering contractors and owner-operators of energy infrastructure.

We have two reporting segments: Process Products and Environmental Systems. The Process Products segment includes separation and filtration, silencing and heat exchanger products and complementary products and services. The primary product of our Environmental Systems segment is SCR systems. We have provided more than 800 SCR systems, primarily for electric power generation facilities, and we believe we are one of the largest suppliers of these systems. The Process Products and Environmental segments accounted for 87% and 13% of total revenue, respectively, for fiscal 2012, 73% and 27% of total revenue, respectively, for fiscal year 2011, and 77% and 23% of total revenue, respectively, for fiscal year 2010.

We have been in business for over 75 years and believe we succeed in winning customer orders because of the relationships we have developed over our years of service, the long history of performance and reliability of our systems and products, our ability to deliver products on time and our advanced technical engineering capabilities on complex projects. We work closely with our customers to design, custom-engineer and fabricate our systems and products to meet their specific needs. Our customers include some of the largest natural gas producers, transmission and distribution companies, refiners, power generators, boiler manufacturers, compressor manufacturers and engineering and construction companies in the world. Reliable product performance, timely delivery, customer satisfaction and advanced engineering are critical in maintaining our competitive position.

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

Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 47% in fiscal 2012, compared to 38% and 35% in fiscal 2011 and 2010, respectively. We expect our international sales to continue to be an increasingly important part of our business.

Our business strategy is to continue to pursue opportunities in high-growth international markets, capitalize on opportunities to deliver complete systems, use our technological capabilities to address a broader range of pollutants, further expand our technical expertise by investing in engineering talent and improve our manufacturing processes. In addition to our organic growth strategies, we will maintain an outward view of the industry and pursue strategic acquisitions. We believe these efforts will improve our financial performance and better position our company to compete globally.

Recent Developments

In September 2012, the Company replaced its existing Senior Secured Credit Agreement with a new credit facility consisting of a $2 million secured term A loan, a $10 million secured term B loan and a $30 million secured revolving credit line (the “Replacement Credit Agreement”). The Replacement Credit Agreement contains both financial and non-financial covenants and collateral requirements similar to our previous credit facility.

In August 2012, Mr. Warren Hayslip resigned as Executive Vice President and Chief Operating Officer.

During the fourth quarter of fiscal 2012, we closed and sold our production facility in Abilene, Texas. The facility closure is part of the modernization and reconfiguration of our manufacturing and global supply chain systems. As part of the closing and subsequent sale of the Abilene facility, we recorded $0.4 million of expense to costs of goods sold for charges associated with workforce reduction and relocation, and the sale and disposal of property, plant, and equipment, and remaining inventory. All charges related to the Abilene facility closure and sale are included in costs of goods sold.

In February 2012, we completed a public offering of 2,990,000 shares of our common stock, par value $0.01 per share, at a price of $16.00 per share. We received net proceeds of $44 million from the public offering after deducting underwriting discounts, commissions, and offering expenses. In accordance with the terms of our Senior Secured Credit Agreement, we used $11 million of these net proceeds to repay our entire outstanding senior term loan. The balance of the net proceeds is available for working capital and other general corporate purposes.

During November 2011, we acquired all of the outstanding shares of Burgess Manning GmbH, a limited liability company organized under the laws of Germany. The aggregate purchase price, excluding transaction costs, which were expensed as incurred, totaled 4.3 million euros ($5.8 million), including $0.2 million of post-closing adjustments. Three million euros ($4.0 million) was paid in cash at closing from cash on hand. The remaining balance is due within the next year. Burgess Manning GmbH’s results of operations have been included in our consolidated financial statements from the date of acquisition.

In October 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of our common stock in a filing with the SEC. This change in beneficial ownership constituted a change in control as defined in our 2007 Incentive Stock Plan, resulting in the acceleration of vesting of approximately 146,000 unvested restricted stock awards. This acceleration of vesting resulted in a non-cash charge of approximately $2.1 million in the quarter ended December 31, 2011.

In September 2011, we entered into a contract to purchase 33 acres in the City of Denton, Denton County, Texas for $1.8 million. We began construction of a new 80,000 square foot manufacturing facility and administration offices on the property in August 2012. We anticipate occupying the new facility by late summer of 2013.

Our Industry

We primarily serve the natural gas infrastructure, power generation and refining and petrochemical processing markets. According to the U.S. Energy Information Administration (“EIA”), worldwide marketed energy consumption is expected to increase by nearly 50% from 2009 to 2035, with the most rapid growth expected in emerging economies outside of the Organization for Economic Cooperation and Development (“OECD”), led by China and India. Over the long term, increases in worldwide energy consumption drive demand for the energy infrastructure products we provide. In the short term, a variety of factors affect demand for energy infrastructure, including general economic conditions, current and anticipated environmental regulations and the level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution.

Natural gas infrastructure

The natural gas industry consists of the production, processing, transportation, storage and distribution of natural gas. Natural gas is primarily used for electricity generation, residential and commercial heating, industrial process and transportation uses. According to the International Energy Agency and the EIA, respectively, natural gas is expected to become the fastest growing fuel source in the world and the fastest growing fossil fuel for electrical power generation in the United States. According to the International Energy Agency’s World Energy Outlook 2011, from 2010 to 2035 demand for natural gas will expand in all global regions. China, India and other non-OECD nations are expected to account for 80% of this increased demand. The EIA estimates that worldwide natural gas consumption will increase 50% from 2009 to 2035, with consumption in non-OECD countries growing approximately three times as fast as consumption in OECD countries. Natural gas delivery is a complex process that refines raw natural gas for industrial, commercial or residential uses. Initially, raw natural gas is extracted from the earth and cleansed of contaminants such as dirt and water at the well site. The natural gas is then transported through a gathering facility to a processing facility, where it is processed to meet quality standards set by pipeline and distribution companies, such as specified levels of solids, liquids and other gases. After processing, the natural gas is transmitted for storage or through an extensive network of pipelines to consumers.

The natural gas infrastructure network in the United States can transport natural gas to nearly any location in the contiguous 48 states. This network, which consists of more than 300,000 miles of interstate and intrastate pipelines, more than 530 natural gas processing plants, approximately 400 storage facilities and 1 LNG import facility, delivered more than 24 trillion cubic feet of natural gas in 2011, to over 500 gas-fired power plants and over 1,200 local distribution companies that support over 71 million industrial, residential and commercial customers. This infrastructure continually undergoes maintenance and expansion upgrades to meet demand and new government regulations.

Internationally, natural gas infrastructure in the high-growth, non-OECD nations is receiving significant investment, as production, transmission and processing capacity is below demand expectations for these nations. In a 2012 report, the International Energy Agency (the “IEA”) cited that China’s natural gas demand increased from 900 billion cubic feet in 2000 to around 4,600 billion cubic feet in 2011. The EIA projects demand for natural gas in China to continue to grow about 5 percent per year over the next 20 years. China had nearly 21,000 miles of natural gas pipelines with a capacity of 3.5 trillion cubic feet at the end of 2009 and plans to construct 14,000 miles of new pipelines between 2009 and 2015. Our separation and filtration and silencing products are used throughout the natural gas infrastructure network.

Power generation

Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas and nuclear. In 2011, coal accounted for 42% of United States power generation, followed by natural gas (25%) and nuclear (19%). In the United States, concerns about potential environmental regulations enhance the attractiveness of natural gas-fired power plants compared to coal-fired power plants, which generally have higher pollutant emission rates than natural gas-powered plants. Natural gas-fired power plants have lower initial capital needs and they are more flexible in terms of operating times than coal plants. To meet the expected surge in energy demand, many countries, including France, Spain and the United States, are relicensing existing nuclear facilities while developing countries such as China, India and South Africa are building additional nuclear facilities. Our products currently support both natural gas and nuclear power generation markets, providing separation and/or filtration equipment, silencing equipment and SCR pollution reduction systems to natural gas power generation stations as well as separation equipment to nuclear power generation stations.

Refining, oil production and petrochemical processing

Refining, oil production and petrochemical processing involves the producing, refining and processing of fuels and chemicals for use in a variety of applications, such as gasoline, fertilizers and plastics. In response to increasing international demand for petrochemicals and refined products, companies are producing more product from new services, constructing new refineries and petrochemical processing facilities as well as expanding existing facilities, creating opportunities for both our Process Products and our Environmental Systems. In many cases, these new and expanded facilities must comply with stricter environmental regulations, which influence both choice of fuel and demand for systems to control exhaust emissions. These facilities use a broad range of our products and systems, including our SCR pollution reduction systems, waste water processing systems and our separation and filtration products.

Market Opportunity

We believe a number of trends in the natural gas infrastructure, power generation, oil production, and refining and petrochemical processing markets create significant opportunities for us. These trends include:

Increasing Worldwide Dependence on Natural Gas Requires Substantial Infrastructure Investment.

According to the EIA, worldwide marketed energy consumption is expected to increase by nearly 50% from 2009 to 2035. The most rapid growth is expected in emerging economies outside the OECD, led by China and India. These less-developed economies, which are driving worldwide energy demand growth, will require substantial infrastructure investment as they grow. Rapid industrialization in countries such as China and India is straining existing power generation capacity. Manufacturing growth in these locations also will require additional energy, while consumer demand is expected to rise with increased urbanization and higher standards of living. According to the International Energy Agency’s World Energy Outlook 2011, from 2010 to 2035 demand for natural gas will expand in all global regions. China, India and other non-OECD nations are expected to account for 80% of this increased demand. Global natural gas supply infrastructure investment to support this demand growth is projected to be approximately $8 trillion from 2011 to 2035.

New Production Technologies and the Increased Global Pricing of Crude Oil is Shifting the Supply and Demand Dynamics of Natural Gas and Oil.

The success of new production technologies like hydraulic fracturing and horizontal drilling have doubled the estimated amount of natural gas resources that can be produced economically around the world, from 400 trillion cubic meters (“tcm”) from conventional resources to over 800 tcm from all conventional and unconventional resources like shale gas. These abundant supplies that can now be developed and produced at a relatively low cost have significantly increased the attractiveness of natural gas as a fuel choice worldwide. Domestically, increased natural gas reserves provide a path for increased United States energy independence from foreign oil as well as a cleaner, competitively priced and reliable alternative to coal as a source of electricity. Internationally, the same opportunity exists given the wide dispersion of natural gas resources around the world as well as the substantial growth of LNG transport further globalizing the market for natural gas.

High oil prices globally have made the production of crude oil from unconventional sources, like oil sands deposits, more economical. The two primary methods of crude oil production are surface mining and extraction techniques such as steam-assisted gravity drainage (“SAGD”) to access the oil from oil sands. The world’s largest oil sands deposits are located in Canada and Venezuela, with combined deposits approximately equal to the world’s total reserves of conventional crude oil. Only 20% of all oil sand resources are recoverable through surface mining, while the remaining 80% are recoverable through enhanced drilling methods, including SAGD. In order to produce the large quantities of steam needed for the SAGD process, specialized equipment is required, including our separation and filtration products.

Increasingly Stringent Emissions Standards Spur Demand for Our Products.

The EPA and other government regulators are adopting stricter environmental requirements, including the recent adoption of the Mercury and Air Toxics Standards in December 2011. Regulators have identified the harmful byproducts of burning coal in power generation facilities as a primary target of new rules. These include NOX and SO2 (sulfur dioxide) emissions, mercury and other hazardous pollutants which are byproducts of natural gas and coal-fired power plants and have the potential to cause serious respiratory conditions, harm vegetation and contribute to greenhouse gas production. To address the dangers of power generation plant emissions, the EPA’s Mercury and Air Toxics Standards provide non-compliant power plants three years to meet new emissions requirements.

Power plants that do not meet new emissions standards must be retrofitted with pollution control equipment, most often with systems like those we provide, if they are to continue operating. The resulting retirement of significant amounts of coal-fired capacity, combined with growth in electricity demand may necessitate the construction of additional power plants that must also be equipped with pollution control systems like those we provide. ICF International expects that new regulations could force coal-fired power plant closures of up to 20% of the current electrical generating capacity in the United States.

Internationally, governmental agencies are also enacting new regulations to reduce emissions from power generation facilities. For example, Saudi Arabia and most OECD nations have adopted regulations to reduce or control NOX emissions. The new regulations require new facilities to incorporate improved NOX emission control capabilities into their designs and some existing facilities to be retrofitted to comply with these regulations.

Shift to Cleaner Energy Sources.

In response to demand for cleaner, more environmentally responsible power generation, power providers are building new facilities that use cleaner energy, including natural gas, nuclear technology and renewable power. In the United States, concerns about potential environmental regulations have slowed the construction of proposed coal-fired plants. However, natural gas has increasingly become a preferred fossil fuel in power generation due to its favorable environmental profile compared to traditional coal combustion. From the 1990s into the 21st century, natural gas-fired power plants have constituted the vast majority of new power generation capacity built in the United States. At present, 223 gigawatts of new generating capacity will be needed between 2010 and 2035, with natural gas-fired plants accounting for an estimated 60% of this additional capacity. Further, reliable natural gas power generation will also play an increasingly important role in providing back-up power to growing supplies of intermittent renewable power. As an alternative energy source that is one of the least carbon-intensive fuels available, nuclear power generation is also expected to grow at a faster rate. According to the International Atomic Energy Agency, global nuclear capacity is projected to grow from a base of 375 gigawatts in 2010 up to 803 gigawatts by 2030. Capacity expansion in Asia, led by China, represents the bulk of these increases. As a leading provider of products and systems used in new construction of natural gas and nuclear power generation facilities, we are well positioned to capitalize on the growing global adoption of clean energy sources in power generation.

Advanced Age of the United States Coal-Fired Plants and Worldwide Nuclear Plants Will Require New Plants and Capital Investment to Maintain Current Output.

Coal-fired power plants are generally designed with an expected useful life of approximately 40 years and their construction and refurbishment is capital intensive. The average age of coal-fired power plants in the United States is 42 years, and more than one-quarter of the existing fleet was built in the 1950s. Similarly, the average age of the world’s operating nuclear power generation fleet is 26 years with many plants reaching the end of their original design lives. Internationally, nuclear power generation capacity is anticipated to grow on average at 2.89% per year. The majority of new nuclear capacity additions are expected to be built in non-OECD countries, however, as public skepticism has tempered widespread adoption of nuclear energy in many developed nations. Natural gas is the fuel source most likely to benefit from a switch away from coal and nuclear because of its relative abundance, environmental benefits compared to other fossil fuels and lower capital cost. Furthermore, coal and nuclear plants can take more than five years for permitting and construction, while most natural gas plants can be permitted and erected in approximately two years. Newly constructed natural gas-fired power plants in the United States, with few exceptions, will be required to use SCR systems like those we produce to comply with environmental regulations.

Natural Gas is Well-Positioned to Capture New Infrastructure Investments to Support Global Energy Demand.

Natural gas plays a major role in most sectors of the modern economy including power generation, industrial, commercial and residential markets. Further, global uncertainties affecting the energy sector represent opportunities for natural gas. When replacing other fossil fuels for power generation, reliable natural gas generation can lead to significantly lower emissions at significantly lower capital costs. It can also help diversify energy supply and improve energy security both domestically and abroad. In order to meet an expected 50% rise in energy demand by 2035, several non-OECD countries have committed to increasing their reliance on natural gas as a cleaner energy source relative to coal. China’s current five year plan for the period 2011-2015, for example, aims to increase the share of the country’s energy mix met by natural gas from 3.8% in 2008 to 8.3% by 2015, corresponding to an expected tripling of natural gas use from 2008 to 2015.

According to the INGAA, energy demand in the United States and Canada through the year 2030 will require approximately $133 billion to $210 billion of new investment in infrastructure, including $108 billion to $163 billion to build an estimated 29,000 to 62,000 miles of additional natural gas pipelines and $16 billion to $25 billion for storage infrastructure investment. Internationally, the EIA estimates that approximately 77% of the world’s natural gas reserves are located in the Middle East, Eurasia, Central America and South America, where pipeline systems, compressor stations and LNG storage facilities are generally less developed than the systems in North America. Consequently, new pipeline systems and the related facilities will need to be constructed in these regions to transport and store natural gas. The EIA expects world liquefaction capacity for natural gas to increase from eight trillion cubic feet in 2008 to 19 trillion cubic feet in 2035. Additionally, as known reserves of traditional natural gas are depleted, development of other resources, such as deep offshore reserves, will increase, which will require more complex infrastructure. In total, worldwide gas supply infrastructure investment is projected to be approximately $8 trillion from 2011 to 2035.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and position us well to capitalize on global energy trends:

Strong, Competitive Position in Attractive Global End Markets.

We believe we are a leading global provider of custom-engineered systems and products and have established a strong, competitive position in attractive global markets by reliably providing custom-engineered, quality systems and products to our customers. We utilize our engineering know-how to offer our customers complete systems and subsystems. Complete fully engineered systems generally have higher profit margins than components and we believe allow us to develop longer-term, preferred supplier relationships with customers. We consider many of our systems and products to be innovative and technologically advanced. We continually seek to improve our existing systems and products and develop new systems and products. We believe that our history of performance has allowed us to gain substantial market share and a lead position in some of our products. For example, we have provided more than 800 SCR systems for various industry clients that include emissions reductions of facilities that generate more than 100,000 megawatts of electric power capability. We believe we have provided more SCR systems than any other supplier of these systems.

Strong Reputation for Quality and Reliability with a Diverse Base of Longstanding Customer Relationships.

We have developed strong customer relationships by using our technical sales, engineering and manufacturing resources to deliver quality systems and products and by providing a high level of customer service. We focus our efforts on consistently and reliably meeting our customers’ needs with respect to system and product performance and timely delivery. We believe that we have established long-term preferred supplier relationships with many of our customers. Further, we serve a diverse client base with no single customer representing more than 10% of revenue in fiscal years 2012, 2011, and 2010.

Substantial Engineering and Technical Expertise.

We believe that we compete most effectively in providing solutions that require a high level of complex design and engineering expertise. We currently employ approximately 80 degreed engineers with backgrounds in chemical, mechanical, industrial, structural, process and civil engineering. We believe that our customers depend on our engineering and technical expertise and experience in designing complex systems to meet their individual needs. We regularly employ sophisticated computer and physical modeling programs, including advanced computational fluid dynamic modeling, to verify the performance criteria of designs prior to manufacturing our systems and products. We continue to invest in research and development to further broaden our capabilities. We also believe that our patented products and proprietary know-how developed over years of industry experience provides us with a competitive advantage.

Broad Suite of Mission Critical Technologies and Products.

We offer an extensive line of systems and products that our customers rely on to meet their production goals and regulatory requirements. We believe we can advance our proprietary technologies to further broaden our portfolio of systems and products and expand our market potential. For example, we have utilized the experience and expertise gained from our SCR systems to broaden the application of our environmental control technology to address renewable and alternative fuels, such as bio fuels. We are also applying our separation technologies to a wider range of fluids such as molten sulfur and petroleum products. As we continue to broaden our line of high quality systems and products, we believe we are better able to meet our customers’ needs, enter new markets and add new customers. For example, we have obtained an exclusive United States license from Global Clean Energy, LLC (“CEFCO”) to manufacture equipment and process units incorporating CEFCO’s aerodynamic reactor technology designed to selectively capture and convert pollutants into high-grade end-products for commercial sale and remove particulate matter, SOX, NOX and CO2.

Established Network of Subcontractors.

We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers. We also utilize subcontractors in North America, primarily to add additional non-proprietary manufacturing capacity. We believe that our network of subcontractors compounds the benefit of our internal engineering resources while improving the timeliness of our delivery and achieving more competitive pricing, which improves our market position. We also believe our network of subcontractors provides us with significant scalability of resources, allowing us to maintain efficient operations and accommodate large or urgent orders, and enhances our reliability, as we can more timely and appropriately shift work in the event that any particular subcontractor is unable to meet demand at any given time.

Our Business Strategy

Our objective is to enhance our position as a leading global provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The key elements of our strategy to achieve this goal are:

Capitalize on High-Growth International Markets.

We believe we have established a strong international presence, with physical offices on three continents and sales representatives in 34 countries. International sales represented approximately 47%, 38% and 35% of our total revenue for fiscal years 2012, 2011 and 2010, respectively. The current international markets for our systems and products are substantial and we believe that these markets are growing more rapidly than our domestic markets due to the significant growth in the use of natural gas, nuclear power and the demand for additional power generation in China, Latin America, the Middle East and Europe, as well as oil recovery and processing in Western Canada. We believe that we are well-positioned to capitalize on this growth. To exploit these opportunities, we are dedicating additional sales and marketing resources to our international operations. For example, through our majority-owned joint venture, Peerless Propulsys China Holdings LLC, we have established sales and manufacturing operations in China and continue to develop our established network of subcontractors to grow our international market share and increase profitability.

Expand and Diversify Product Offering to Better Meet Our Customers’ Needs.

We believe we have opportunities to further expand and diversify our technology and product offerings in related markets both through internal technology development and strategic acquisitions to meet additional needs of our customers. For example, we have taken the expertise gained from our SCR systems and have applied it to systems for alternative fuel sources, such as bio fuels. We have also expanded the applications of our separation and filtration technology to liquids such as molten sulfur and petroleum products. We continue to pursue additional avenues for expansion and diversification, such as our license agreement with CEFCO and the reintroduction of our Skimovex product to the exploration and production market. By expanding our product and technology offerings, we believe that we can broaden our customer base and capture additional market share.

Invest in Additional Manufacturing Capacity and Global Supply Chain Capabilities.

We intend to expand our manufacturing capacity both in the United States and China. Other initiatives will include improving the efficiency of our manufacturing operations, as well as ensuring that we have developed high quality, responsive and efficient relationships with our vendors and subcontractors within and around the countries in which we operate. We believe these supply chain initiatives will help ensure that we continue to deliver high quality products within the timeframe established by our customers, while maintaining competitive pricing.

Continue to Offer Technology Solutions that Support Increasingly Stringent Environmental Applications.

We believe a significant portion of our clients’ future capital expenditures will be driven by increasingly demanding environmental requirements. We have structured our business to provide systems and products that are designed to allow our customers to comply with changing regulatory standards. We continue to improve our product and system offerings to meet the changes in these standards as well as the changes in demand for our products and systems as new standards are implemented.

Pursue Selective Acquisitions.

We believe that strategic acquisitions will help us to broaden our product offerings, expand our markets, advance our research and development capabilities and provide opportunities to lower raw material costs and leverage the cost of our corporate overhead. For example, we believe our recent acquisition of Burgess Manning GmbH will increase our ability to serve customers in Europe. We continually review potential acquisitions and believe we have established a diligent process for identifying acquisition opportunities.

Our Systems and Products

We classify our systems and products into two broad groups consistent with our reportable segments: Process Products and Environmental Systems. Below is a brief description of our primary offerings for each of our segments.

In addition to fully engineered systems, we supply replacement and spare parts to our installed base of equipment.

Process Products

Our Process Products segment accounted for 87% of total revenue in fiscal 2012, compared to 73% of total revenue in fiscal 2011 and 77% of total revenue in fiscal 2010. Our separation and filtration systems and products improve efficiency, reduce maintenance and extend the life of energy infrastructure by removing liquid contaminants from gases, removing solid contaminants from gases or liquids and separating different liquids. Our separation and filtration systems and products are applied in the natural gas infrastructure, oil production, power generation, refining and petrochemical processing and other specialized industries. In addition, products in our Process Products segment include pulsation dampeners and heat exchangers. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Our Process Products systems and products include:

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

•

Three-Phase Separators. We offer a horizontal gas scrubber, which is a device that separates large liquid volumes from gas and is typically used for well head test separators. We can design the scrubber for three phase applications—oil, water and gas.

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

•

Waste Water Treatment Systems. Our customers use our waste water treatment systems to remove oil, chemicals and contaminants for both onshore and offshore operations. Our waste water treatment systems include plate pack separators and induced air/gas flotation. Our plate pack separators include options for downflow and crossflow plate pack, steel tank for atmospheric operation and below grade installation in concrete basin. Our induced air/gas flotation is used to aerate the liquid in order to facilitate decontamination.

Environmental Systems

Our Environmental Systems segment accounted for 13% of total revenue in fiscal 2012, compared to 27% of total revenue in fiscal 2011 and 23% of total revenue in fiscal 2010. We design, engineer, fabricate and sell environmental control systems and products for air and noise pollution abatement. Our environmental control systems and products are applied in the natural gas infrastructure, power generation, refining and petrochemical processing and other specialized industries. Examples of these systems and products include:

•

SCR Systems. Our SCR systems are our primary pollution control product. These systems convert NOX emissions produced by burning hydrocarbon and organic fuels such as coal, gasoline, natural gas, wood, grass and grain, into nitrogen and water vapor. Our system operates by injecting an ammonia reagent into the exhaust gas and mixing the reagent with the exhaust gas prior to passing it through a catalyst. We supply SCR systems for a variety of applications, including both simple cycle and combined cycle gas power plants, package boilers, process heaters, internal combustion engines and other combustion sources.

•

Oxidation Systems. Our oxidation systems oxidize carbon monoxide and a variety of volatile organic compounds into carbon dioxide without the use of any additional chemical reagent. The catalyst is the only component used to accelerate the oxidation reaction. The oxidation system is separate from the SCR system and is typically located upstream of the SCR system.

In July 2010, we entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO. Pursuant to the License Agreement and subject to the terms and conditions set forth therein, we were granted exclusive manufacturing rights in the continental United States to manufacture equipment and process units incorporating CEFCO’s multi-stage apparatus.

Customers

Our customers are geographically diversified and our systems and products are not dependent upon any single customer or group of customers. The loss of any single customer or group of customers would not have a material adverse effect on our business as a whole. However, the custom-designed and project-specific nature of our business can cause significant variances in sales to specific customers from year to year. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2012, 2011 or 2010.

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

We believe our primary competitors for our separation and filtration systems and products include Anderson Separators Company, King Tool Company, NATCO Group (Cameron), PECO-Facet, a subsidiary of CLARCOR, Inc., Donaldson and Koch Industries. We believe our primary competitors for our environmental control systems and products include Envirokinetics, Hitachi Zosen Corporation, Applied Utility Systems (Johnson Matthey), Global Power Equipment Group, Inc. and Universal Silencer. While no single company competes with us in all of our product lines, various companies compete with us in one or more product lines. Some of these competitors have substantially greater sales and assets and greater access to capital than we do.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the fiscal years 2012 and 2011(in millions):

	Fiscal 2012	Fiscal 2011
Backlog at beginning of period	$89.0	$95.7
Net bookings	152.6	115.1
Acquired backlog	5.0	—
Removed from backlog	(11.4)	—
Revenue recognized	(135.3)	(121.8)

Backlog at end of period	$99.9	$89.0

Our backlog of uncompleted orders was approximately $99.9 million at June 30, 2012, compared to $89.0 million at July 2, 2011. Backlog includes contractual purchase orders that are deliverable in future periods less revenue recognized on such orders to date. Of our backlog at June 30, 2012, we estimate approximately 75% will be completed during fiscal 2013. Orders in backlog are subject to change, delays, or cancellation by our customers.

In the fourth quarter of fiscal 2012, the Company removed from backlog a customer purchase order in the amount of $11.4 million. The purchase order was received in fiscal 2010 and subsequently placed on hold by the customer. The customer hold resulted from a change in the construction requirements of the end customer. At this time, we no longer believe the purchase order will be executed as taken and, therefore, have removed it from backlog. Cancellation of the purchase order will result in cancellation penalties.

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

Environmental Regulations

Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both our existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the dormant Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at the Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and we will continue to monitor groundwater at the sites. We have an accrued liability of $0.2 million at June 30, 2012, for the estimated costs relating to these environmental matters. We are seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under our purchase agreement with Nitram’s former stockholders in the amount of $0.6 million. Funds have been deposited into an escrow account that may be used to reimburse these costs.

Employees

As of June 30, 2012, we employed approximately 500 full-time employees, including our employees at our joint venture in China. Our employees at our joint venture in China are represented by a labor union. Excluding our employees at our joint venture in China, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We did not experience any material labor difficulties during fiscal 2012. We believe our employee relations are good.

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

Research and Development

Our research and development expenses were $0.6 million for fiscal 2012, and $0.5 million for the fiscal years 2011 and 2010. We believe current expenditures are adequate to sustain ongoing research and development activities. We believe we have additional opportunities for growth by developing new technologies and products that offer our clients greater performance. We also continue to support research and development to improve existing products and manufacturing methods.

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

Executive Officers of the Registrant

As of June 30, 2012, our executive officers were as follows:

Name	Age	Position with the Company
Melissa G. Beare	37	Vice President, General Counsel and Secretary
Peter J. Burlage	48	President and Chief Executive Officer
John H. Conroy	47	Vice President, Engineering and Product Development
Warren R. Hayslip*	58	Executive Vice President and Chief Operating Officer
Ronald L McCrummen	47	Executive Vice President and Chief Financial Officer
Sean P. McMenamin	47	Vice President, Manufacturing and Supply Chain
Jon P. Segelhorst	42	Vice President, Sales and Market Business Units
David Taylor	47	Vice President, Asia Pacific

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

John H. Conroy joined the Company in July 2010. Mr. Conroy has served as our Vice President of Engineering and Product Development since December 2010. He served as our Director of Business & Product Development for the CEFCO project from July 2010 to December 2010. Prior to joining the Company, Mr. Conroy served as the General Manager of Red Hawk Texas from 2008 to 2010, an operating division of United Technologies (UTC). Prior to his tenure at Red Hawk, Mr. Conroy served as President from 2004 to 2008 and VP-Engineering from 2002 to 2004 of Forney Corporation, a subsidiary of UTC. Mr. Conroy earned his B.S. in Chemical Engineering from the University of California, Berkeley and M.B.A. from Southern Methodist University.

Warren R. Hayslip joined the Company in November 2009 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Hayslip was the General Manager of Donaldson Membranes, a division of Donaldson Company, Inc. from February 2003 to October 2009. He also served as the Vice President of Sales & Marketing for Bob Barker Company from 2000 to 2002. Mr. Hayslip earned his B.A. from Wofford College and M.B.A. from Owen Graduate School of Management, Vanderbilt University. Mr. Hayslip resigned from the Company effective August 31, 2012.

Ronald L. McCrummen joined the Company in April 2011 as our Executive Vice President and Chief Financial Officer. Prior to joining Peerless, Mr. McCrummen was the Senior Vice President and Chief Accounting Officer of Dean Foods, Inc. from 2004 until November 2010. Prior to his tenure at Dean Foods he served as a partner of Ernst & Young, LLP from 1998 until 2004. Mr. McCrummen is a certified public accountant and holds a B.S. in Business Administration and Accounting from St. Louis University.

Sean P. McMenamin joined the Company in 2001. Mr. McMenamin became our Vice President of Manufacturing and Supply Chain in December, 2010. Prior to that time, Mr. McMenamin served as our Vice President, Operations Control since April 2010 and our Vice President, Environmental Systems since January 2006. Mr. McMenamin earned his B.S. in Mechanical Engineering from the New Jersey Institute of Technology and M.B.A. in Finance from Lehigh University.

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

David Taylor joined the Company in 1988. Mr. Taylor was named our Vice President, Asia Pacific in 2010. Prior to that time, Mr. Taylor served as our Vice President of Separation Systems since 2000. He has served in a variety of engineering, sales and management positions since joining the Company. From 1997 through 1999, Mr. Taylor served as Director of Sales and Engineering in our Singapore office in support of our Asia Pacific operations and resumed responsibility for our Asia Pacific operations in July 2004. Mr. Taylor earned his B.S. in Mechanical Engineering from Southern Methodist University.

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

The domestic and international economies experienced a significant recession in 2009 and 2010, which included an increase in credit restrictions in the global financial markets. Market conditions in fiscal 2012 indicate a tepid recovery, but domestic indicators point to expectations of continued dampened growth of real gross domestic product. The International Monetary Fund’s World Economic Outlook from 2012 indicates global growth is decelerating and risks, particularly around the euro area, are rising. A global recession and the resulting domestic and international credit restrictions would have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenue, earnings and liquidity to be impacted to the extent that global credit restrictions impact the markets we serve.

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

Our Environmental Systems business is primarily driven by capital spending by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, the Utility and Boiler MACT Rules, the Cross-State Air Pollution Rule (“CSAPR”), which the EPA has been directed to revise, and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. Despite the EPA’s recent adoption of stricter pollution standards, the interplay between the judicial system and the EPA instills uncertainty and our business may be adversely impacted by a court ruling or to the extent that other regulations requiring the reduction of NOX emissions are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement due to a complicated legal, political and economic environment.

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

As a result of our global operations, we face a variety of special United States and international legal and compliance risks, in addition to the risks of our domestic business. These federal, state and local laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include environmental, health and safety regulations, data privacy requirements, international labor laws, anti-corruption and bribery laws such as the United States Foreign Corrupt Practices Act and U.K. Bribery Act, and trade sanctions laws and regulations. In the event new laws and regulations are enacted or existing laws are amended, implementing compliance with such new or amended laws may result in a loss of revenue, increased costs of doing business and a change to our strategic objectives, all of which could adversely affect our results of operations. In addition, we are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

We operate in highly competitive markets worldwide and contracts for our systems and products are generally awarded on a competitive basis. We face competition from potential new competitors that in some cases face low barriers to entry, specialized competitors that focus on competing with only one of our systems or products and low cost competitors that are able to produce similar systems and products for less. Competition could result in not only a reduction in our revenue, but also may lower the prices we can charge for our systems and products and reduce our market share. To remain competitive we must be able to anticipate and respond quickly to our customers’ needs and enhance and upgrade our existing systems and products to meet those needs. We also must be able to price our systems and products competitively and make timely delivery of our systems and products. Our competitors may develop less expensive or more efficient systems and products, may be willing to charge lower prices in order to increase market share and may be better equipped to make deliveries to customers on a timelier basis. Some of our competitors have more capital and resources than we do and may be better able to take advantage of market opportunities or adapt more quickly to changes in customer requirements. In addition, despite increased market demand, we may not be able to realize higher prices for our systems and products because we have competitors that use cost-plus pricing and do not set prices in accordance with market demand.

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

We have obtained an exclusive U.S. license from CEFCO to manufacture equipment and process units incorporating CEFCO’s aerodynamic reactor technology designed to selectively capture and convert pollutants into high-grade end-products for commercial sale and remove particulate matter, SOX, NOX and CO2. As of June 30, 2012, we have invested $3.5 million under the CEFCO manufacturing license agreement and are obligated to pay installment and royalty payments if certain future conditions are met. We have conducted testing of the CEFCO technology and have funded the costs and expense for such testing. We continue to work with CEFCO on development of a commercially viable product. There can be no assurances as to the successful testing of the CEFCO technology, our ability to develop a commercially viable product, or our ability to receive manufacturing orders under the CEFCO license agreement. Our investment may not result in future revenue.

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

Because we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue generated outside the United States represented 47%, 38% and 35% of our consolidated revenue during fiscal 2012, 2011 and 2010, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government sanctions, inability to obtain export licenses unexpected changes in regulatory requirements, difficulty in collecting international accounts receivable, difficulty in enforcement of contractual obligations governed by non-U.S. law, fluctuations in foreign currency exchange rates and tax rates. The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable. These factors may result in a decline in revenue or profitability or could adversely affect our ability to expand our business outside of the United States and may impact our ability to deliver our products and collect our receivables.

Our systems and products are covered by warranties. Unanticipated warranty costs for defective systems and products could adversely affect our financial condition and results of operations and reputation. In addition, an increase in the number of systems we sell compared to individual products that our customers use as components in other systems, may increase our warranty costs.

We offer warranty periods of various lengths to our customers depending upon the specific system or product and terms of the customer agreement. Among other things, warranties require us to repair or replace faulty systems or products. We have received warranty claims in the past. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our results of operations. In some cases, we may be able to recover a portion of our warranty cost from a subcontractor if the subcontractor supplied the defective product or performed the service. However, this recovery may not always be possible. The need to repair or replace systems and products with design or manufacturing defects could temporarily delay the sale of new systems and products, reduce our profits, cause us to suffer a loss and could adversely affect our reputation. Furthermore, average warranty costs for complete systems are higher than warranty costs for individual products that our customers use as components in other systems due to complete systems being more complex. As a result, our transition to offering more complete systems may increase our warranty costs.

Warranty expense totaled $1.0 million, $2.4 million, and $3.3 million for fiscal years 2012, 2011, and 2010, respectively. As a percentage of revenue, warranty expense was 0.8%, 2.0% and 2.8% in fiscal years 2012, 2011, and 2010, respectively. The warranty expense in fiscal year 2010 contains two contract-specific warranty events that became known during that fiscal year.

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

We had a revolving credit facility and our European subsidiaries currently have debenture agreements (“Subsidiary debenture agreements”) in place that support short-term working capital needs, as well as provide letters of credit and bank guarantees for issuance to customers, suppliers and subcontractors. Our revolving credit facility was issued pursuant to our Senior Secured Credit Agreement, dated April 30, 2008 (our “Senior Secured Credit Agreement”). As of June 30, 2012, there were no outstanding balances under the revolving credit facility and the Subsidiary debenture agreements; however, the letters of credit and bank guarantees under the revolving credit facility, as well as Subsidiary debenture agreements, aggregated to approximately $22 million. We replaced our Senior Secured Credit Agreement in September 2012 with a new credit facility consisting of a $2 million secured term A loan, a $10 million secured term B loan and a $30 million secured revolving credit line (the “Replacement Credit Agreement”). The revolving credit facility of our Replacement Credit Agreement includes both financial and non-financial covenants that may limit our ability to purchase capital equipment, pay dividends, enter into strategic transactions, or enter into certain other agreements. The revolving credit facility of our Replacement Credit Agreement requires that the eligible collateral, primarily accounts receivable and inventory, exceed the balances outstanding, which include the unexpired letters of credit and bank guarantees. Further, the revolving credit facility of our Replacement Credit Agreement and Subsidiary debenture agreements require that we restrict a portion of our cash balances in relationship to the unexpired letters of credit and bank guarantees. As of June 30, 2012, we had $5.8 million available for borrowing or letters of credit under our Senior Secured Credit Agreement and $1.8 million available for letters of credit under the Subsidiary debenture agreements.

Failure to satisfy the covenants in our financing agreements could negatively impact our liquidity and cost of our financing agreements.

Failure to comply with any of the covenants or lack of sufficient collateral could reduce or eliminate our ability to borrow money or obtain letters of credit and bank guarantees under the revolving credit facility of our Replacement Credit Agreement. Under these circumstances, we may not have sufficient working capital, access to capital markets, or other resources to satisfy our debt and other obligations.

Our Replacement Credit Agreement has similar covenants and collateral requirements as our Senior Secured Credit Agreement. As of June 30, 2012, we were in compliance with the covenants under our Senior Secured Credit Agreement and currently we are in compliance with the covenants under our Replacement Credit Agreement. However, on past occasions, we were not in compliance with the consolidated total leverage (“CTL”) ratio or the consolidated fixed charge coverage (“FCC”) ratio covenant requirements of our Senior Secured Credit Agreement, resulting in a default under our Senior Secured Credit Agreement. We have previously entered into amendments to our Senior Secured Credit Agreement, which waived these ratio defaults and modified the computation of available borrowing base. Any failure in the future to remain in compliance with any material provision or covenant of our Replacement Credit Agreement could result in a default which could, absent a waiver or amendment, among other things, require immediate repayment of outstanding indebtedness under our Replacement Credit Agreement.

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

NSB Advisors, LLC (“NSB”) has reported that it beneficially owns more than 40% of our stock. While NSB has disclaimed any voting powers over the stock it holds, it does hold dispositive powers. If NSB sells substantial amounts of our common stock, the market price of our common stock could decrease. In addition, this concentration in ownership could have an adverse effect on the liquidity of our common stock. This ownership position may make it more difficult for us to sell equity and equity-related securities in the future.

Provisions of our charter documents, Delaware law and our stockholder rights plan could discourage a takeover that individual stockholders may consider favorable or the removal of all current directors and management.

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

Our certificate of incorporation contains a “blank check” preferred stock provision. Blank check preferred stock enables the our board of directors, without stockholder approval, to designate and issue additional series and classes of preferred stock with such dividend rights, liquidation preferences, conversion rights, terms of redemption, voting or other rights, including the right to issue convertible securities with no limitation on conversion, as the our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may have the effect of making it more difficult or expensive for a third party to acquire or merge with us which could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

We may not be able to successfully enforce our rights to indemnification against Nitram’s selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages.

In April 2008, we completed the acquisition of all outstanding shares of Nitram Energy, Inc. (“Nitram”) for an aggregate purchase price of approximately $65 million. We have outstanding claims against the selling stockholders under the terms of the Nitram acquisition agreement in the amount of $10.5 million relating to a customer warranty dispute and environmental matters. The sellers have not agreed to pay for the claims and we are currently in the process of discussing the various claims with the sellers, which could have the effect of delaying or ultimately preventing all or a portion of, our reimbursement for such claims and damages. Our ability to collect any portion of these outstanding claims is not assured. If we are unable to collect reimbursement for those claims, we may be responsible for such costs and expenses.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of August 31, 2012, we had 20,934,514 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Global Select Market, for the 50 trading days ending on August 31, 2012 was less than 95,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate your shares of our common stock at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the period beginning July 3, 2011 through June 30, 2012, the price of our common stock on the NASDAQ Global Select Market ranged from a low of $7.41 to a high of $27.30 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

We do not plan to pay cash dividends on our common stock in the foreseeable future. As a result, investors must look solely to stock appreciation for a return on their investment in our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Additionally, our credit agreements restrict the payment of dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Issuance of shares under our stock incentive plan or in connection with transactions will dilute current stockholders.

Pursuant to our 2007 Stock Incentive Plan, we are authorized to grant options and other stock awards for up to 1,800,000 shares to our officers, employees, directors and consultants. As of June 30, 2012, there were 1,388,606 shares of our common stock reserved for future issuance under our stock incentive plans. Stockholders will incur dilution upon exercise or issuance of any stock awards under our stock incentive plans. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own and lease office, manufacturing and warehousing facilities in various locations. Our principal facilities are described in the following table. All facilities are currently, for the most part, fully utilized.

Location	Approximate	General Use
	Sq. Footage
Owned:
Cisco, Texas	67,000	Manufacturing
Denton, Texas	22,000	Manufacturing
Wichita Falls, Texas*	128,000	Manufacturing

Leased:
Dallas, Texas	30,000	Corporate office
Houston, Texas	3,000	Sales
Orchard Park, New York	18,000	Sales, engineering and administration
Calgary, Alberta, Canada	1,000	Sales
Doha, Qatar	500	Sales
Dusseldorf, Germany	2,500	Sales, engineering and administration
Essex, United Kingdom	6,000	Sales, engineering and administration
Singapore	3,600	Sales, engineering and administration
Shanghai, China	2,500	Sales
Zhenjiang, China	51,000	Manufacturing, engineering, R&D and administration

*	We have two manufacturing facilities located in Wichita Falls, Texas

We purchased 33 acres of land in Denton, Texas and began construction of a new 80,000 square foot manufacturing facility and administration offices in August 2012

ITEM 3.	LEGAL PROCEEDINGS.

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

Fiscal Year	High	Low
2011 First Quarter	$18.51	$13.83
Second Quarter	17.45	14.16
Third Quarter	21.77	15.91
Fourth Quarter	23.61	16.69
2012 First Quarter	$22.47	$14.70
Second Quarter	23.18	14.80
Third Quarter	27.30	14.65
Fourth Quarter	15.07	7.41

Number of Holders

As of August 31, 2012, there were approximately 68 holders of record of our common stock.

Dividends

We did not pay cash dividends on our common stock in fiscal 2012, 2011 or 2010. We paid $0.7 million and $1.0 million in cash dividends on our preferred stock in fiscal 2011 and 2010, respectively. We had no preferred stock issued or outstanding during fiscal 2012 and paid no preferred dividends. Cash dividends may be paid on our common stock, from time to time, as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements and other related factors. Additionally, our Senior Secured Credit Agreement contained restrictions on our ability to pay dividends based on satisfaction of certain performance measures and compliance with other conditions. Our Replacement Credit Agreement contains similar restrictions on our ability to pay dividends. Our ability to comply with these performance measures and conditions may be affected by events beyond our control. A breach of any of the covenants (including financial covenant ratios) contained in our debt agreement could result in a default under the debt agreement. Any defaults under our Replacement Credit Agreement could prohibit us from paying any dividends.

Stock Repurchase

We did not repurchase any of our common stock in fiscal 2012 or 2011. Additionally, we do not have a stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Share and per share data for fiscal 2008 has been adjusted for our holding company reorganization in August 2008.

	Fiscal
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Operating results: (1)
Revenue	$135,318	$121,794	$116,775	$158,006	$140,496
Cost of goods sold	94,083	83,387	74,340	109,403	99,216

Gross profit	41,235	38,407	42,435	48,603	41,280
Operating expenses	40,760	37,083	34,087	39,176	29,123
Loss on impairment of intangibles (2)	—	3,551	—	—	—

Operating income (loss)	475	(2,227)	8,348	9,427	12,157
Other income (expense) (3) (4)	(2,518)	5,005	(11,315)	(5,824)	366

Earnings (loss) before income taxes	(2,043)	2,778	(2,967)	3,603	12,523
Income tax benefit (expense)	1,005	3,083	(1,215)	(707)	(4,168)

Net earnings (loss)	(1,038)	5,861	(4,182)	2,896	8,355
Less net earnings (loss) attributable to noncontrolling interest	(62)	112	(19)	—	—

Net earnings(loss) attributable to PMFG, Inc.	(976)	5,749	(4,163)	2,896	8,355
Dividends on preferred stock	—	(722)	(1,044)	—	—

Earnings (loss) applicable to PMFG, Inc. common stockholders	$(976)	$5,027	$(5,207)	$2,896	$8,355

Diluted earnings (loss) per share	$(0.05)	$0.28	$(0.38)	$0.22	$0.64

Weighted average shares outstanding:
Diluted	18,810	16,662	13,716	13,181	13,062

	As of
	June 30, 2012	July 2, 2011	June 30, 2010	June 30, 2009	June 30, 2008
Financial position:
Working capital	$77,267	$43,908	$48,000	$40,247	$42,334
Current assets	122,286	81,139	82,306	87,691	96,946
Total assets	183,279	140,709	143,081	153,180	166,736
Current liabilities	45,019	37,231	34,306	47,444	54,612
Long-term debt, net of current portion	—	9,971	16,221	49,180	56,000
Total liabilities (5)	52,393	55,668	85,934	107,222	123,805
Stockholders’ equity (6)	130,886	85,041	57,147	45,958	42,931

(1)	Operating results include the Nitram acquisition beginning in the fourth quarter of fiscal 2008.
(2)	Operating expenses for fiscal 2011 include a charge of $3,551 related to an impairment loss on intangible assets of design guidelines. See Note F to our Consolidated Financial Statements.
(3)	Other income (expense) in fiscal 2011 and fiscal 2010 includes a gain of $6,681 and a charge of $(6,681), respectively, related to the change in the fair value of the derivative liability associated with the convertible preferred stock sold in September 2009.
(4)	Other income (expense) in fiscal 2012, 2011, 2010 and 2009 includes interest expense related to the debt associated with the Nitram acquisition.
(5)	The decrease in liabilities in fiscal 2011 primarily relates to the change in the fair value of the derivative liability, with additional decreases in outstanding debt.
(6)	The increase in our stockholders’ equity in fiscal 2012 resulted primarily from the public offering, and the increase in our stockholders’ equity in fiscal 2011 resulted primarily from the conversion of preferred stock to common stock during the year and our net earnings for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand PMFG, Inc., our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business and the key drivers of product demand.

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations – an analysis of our Company’s consolidated and reporting segment results of operations for the three years presented in our consolidated financial statements.

•	Liquidity; Capital Resources and Financial Position – an analysis of cash flows; aggregate contractual obligations; foreign exchange exposure; and an overview of financial position.

This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this report. These factors can cause actual results for future periods, including fiscal 2013, to differ materially from those experienced in, or implied by, these forward-looking statements.

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

Our products and systems are marketed worldwide. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. Revenue generated from outside the United States was approximately 47% for fiscal 2012. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international sales will continue to increase as a percentage of our consolidated revenue in the future.

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

The following table sets forth the percentage of revenue related to our process products and environmental products, respectively:

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Process products	87%	73%	77%
Environmental systems	13%	27%	23%

	100%	100%	100%

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

Despite existing concerns over safety and government regulations related to the construction of new nuclear power facilities and the re-commissioning of existing facilities, we believe rising nuclear capacity utilization rates and concerns about energy security and emissions will drive the increase for nuclear power generation, both domestically and internationally. China and India are expected to lead the global expansion of nuclear power generation growth. Recommissioning of existing nuclear facilities in the United States and France also will contribute to product demand.

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
Revenue Recognition

We provide products under long-term, generally fixed-priced, contracts that may extend up to 18 months or longer in duration. Approximately 80% of our revenue is accounted for using the percentage-of-completion accounting method.

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

Allowance for Doubtful Accounts

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

Bad debt expense totaled $0.2 million in fiscal 2012 and 2011 and $0.7 million in fiscal 2010. As a percentage of revenue, the bad debt expense was 0.2%, 0.2%, and 0.6% in fiscal 2012, 2011, and 2010, respectively.

The impact of a 100 basis point increase or decrease in bad debt expense would be approximately $1.4 million in fiscal 2012.

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

Warranty expense totaled $1.0 million, $2.4 million and $3.3 million in fiscal 2012, 2011, and 2010, respectively. As a percentage of revenue, the warranty expense was 0.8%, 2.0%, and 2.8% in fiscal 2012, 2011, and 2010, respectively.

The impact of a 100 basis point increase or decrease in warranty costs would be approximately $1.5 million in fiscal 2012.

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

Intangible assets with indefinite lives and goodwill are evaluated at the reporting unit level for potential impairment at least annually, or earlier if an indicator of impairment exists, to ensure that the carrying value is recoverable.

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

In the fourth quarter of fiscal 2012, we completed our annual impairment testing using the methods described above and concluded there was no impairment of our goodwill or other intangible assets with an indefinite life.

Our goodwill and intangible net assets totaled $51 million as of June 30, 2012.

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

At June 30, 2012, the fair value of our Process Products segment exceeds its related carrying value by approximately $15 million or 14%. Increasing our discount rate by 25 basis points would not have resulted in an impairment charge. The terminal revenue growth rate utilized in calculating the fair value (5.0%) is dependent on our ability to meet internal projections and operating plans, as well as other factors and assumptions.

At June 30, 2012, the fair value of our trade names exceeded their carrying value by approximately $0.8 million or 17% and the fair value of our design guidelines exceeded their carrying value by approximately $0.8 million or 11%. Negative changes to the assumptions related to royalty, growth, or discount rates could result in impairments.

Other Intangibles

In July 2010, the Company entered into a manufacturing license agreement with CEFCO Global Clean Energy, LLC (“CEFCO”), granting the Company exclusive manufacturing rights in the continental United States to manufacture equipment and process units incorporating the CEFCO technology. In addition, the Company entered into a lab test agreement under which the Company built a test unit to support the commercial viability of the CEFCO technology.

The Company has deferred a total of $3.5 million of funds advanced to CEFCO or incurred under the lab test agreement. Such amounts, will reduce the aggregate obligations owed to CEFCO under the license agreement, and will be recognized as expense over the exclusive license period.

The fair value of the license agreement and amounts ultimately payable to CEFCO are largely dependent on the commercial viability of the CEFCO technology and the demand for such technology in the market place.

While further testing of the CEFCO technology remains to be completed, management believes that the CEFCO technology may result in a commercially viable product with sufficient demand to recover the costs incurred to date.

To the extent no commercially viable product results from the development of the CEFCO technology, extended delays in product introduction, or product demand is less than expected, the Company may be unable to recover all or some of the costs deferred as of June 30, 2012.

Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria.

A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized.

At June 30, 2012, our liability for uncertain tax positions, including accrued interest, was $0.7 million and our valuation allowance was $0.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect that a new statement of comprehensive income will be presented in future consolidated financial statements instead of the current reporting of comprehensive income in the Consolidated Statement of Stockholders’ Equity.

Results of Operations—Consolidated

The following summarizes our Consolidated Statements of Operations as a percentage of net revenue:

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	69.5	68.5	63.7

Gross profit	30.5	31.5	36.3
Operating expenses	30.1	33.4	29.2

Operating income (loss)	0.4	(1.9)	7.1
Other income (expense)	(1.9)	4.1	(9.7)

Earnings (loss) before income taxes	(1.5)	2.2	(2.6)
Income tax benefit (expense)	0.7	2.5	(1.0)

Net earnings (loss)	(0.8)%	4.7%	(3.6)%

Less net earnings (loss) attributable to noncontrolling interest	(0.1)	0.1	—

Net earnings (loss) attributable to PMFG, Inc.	(0.7)	4.6	(3.6)
Dividends on preferred stock	—	(0.6)	(0.9)

Earnings (loss) applicable to PMFG, Inc. common stockholders	(0.7)%	4.0%	(4.5)%

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

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. The following summarizes consolidated revenue (in thousands):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2012	Total	2011	Total	2010	Total
Domestic	$71,479	52.8%	$75,223	61.8%	$75,814	64.9%
International	63,839	47.2%	46,571	38.2%	40,961	35.1%

Total	$135,318	100.0%	$121,794	100.0%	$116,775	100.0%

For fiscal 2012, total revenue increased $13.5 million or 11.1%, compared to fiscal 2011. Domestically, Environmental Systems revenue was down as the primary purchasers of our SCR systems await finalization of Cross-State Air Pollution Rules. That decline was offset in part by a year over year increase in Process Products led by our pressure products offerings. These two offsetting forces combined for a net decrease in domestic revenue of $3.7 million in fiscal 2012 when compared to the prior fiscal year. International revenue increased $17.3 million or 37.1%, in fiscal 2012 when compared to fiscal 2011. The acquisition of Burgess Manning GmbH contributed $8.3 million of revenue in fiscal 2012. Additional increases in international revenue were a combination of growth in Latin America, the Middle East and Asia. This growth is resulting from both an increase in demand and our strategic decision to increase our sales focus on the international markets.

For fiscal 2011, total revenue increased $5.0 million or 4.3%, compared to fiscal 2010. Domestic revenue was essentially flat in comparison to prior year as increased sales of environmental products offset decreased sales of process products. The decrease in process products is largely attributed to the overlap of several marine projects completed in fiscal 2010. Marine-related projects are highly dependent on the timing of construction and refurbishing of the United States naval fleet and therefore will vary significantly from period to period. International revenue increased $5.6 million or 13.7%, in fiscal 2011 when compared to fiscal 2010. The increase in international revenue was the result of a combination of growth in the Asian and South American markets. This growth is resulting from both an increase in demand and our strategic decision to increase our sales focus on the international markets.

Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily sales volume, shifts in our product mix, material cost changes, warranty, start-up and commissioning costs. Shifts in the geographic composition of our sales also can have a significant impact on our reported margins. The following summarizes revenue, cost of goods sold and gross profit (in thousands):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2012	Revenue	2011	Revenue	2010	Revenue
Revenue	$135,318	100.0%	$121,794	100.0%	$116,775	100.0%
Cost of goods sold	94,083	69.5%	83,387	68.5%	74,340	63.7%

Gross profit	$41,235	30.5%	$38,407	31.5%	$42,435	36.3%

For fiscal 2012, our gross profit increased $2.8 million, or 7.4%, compared to fiscal 2011, on higher revenue. Gross profit, as a percentage of revenue, was 30.5% in fiscal 2012 compared to 31.5% in fiscal 2011. During fiscal 2012, gross profit was negatively impacted by $0.4 million of charges related to the closure and sale of our manufacturing facility in Abilene, Texas. The remaining decrease in gross profit as a percentage of revenue related to changes in our product mix within our reporting segments and an anticipated loss related to a specific pressure products contract.

For fiscal 2011, our gross profit decreased $4.0 million, or 9.5%, compared to fiscal 2010. The gross profit, as a percentage of revenue, was 31.5% in fiscal 2011 compared to 36.3% in fiscal 2010. The decrease in gross profit as a percentage of revenue primarily related to increased pricing pressure on our domestic sales, as well as changes in our product mix within our reporting segments. As noted above, revenue from the sale of marine products, which typically sell at higher margins, declined in fiscal 2011 compared to the prior year.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2012	Revenues	2011	Revenues	2010	Revenues
Sales and marketing	$12,222	9.0%	$11,864	9.7%	$11,230	9.6%
Engineering and project management	9,144	6.8%	8,504	7.0%	7,907	6.8%
General and administrative	19,394	14.3%	16,715	13.7%	14,950	12.8%
Loss on impairment of intangibles	—	0.0%	3,551	2.9%	—	0.0%

Total operating expenses	$40,760	30.1%	$40,634	33.4%	$34,087	29.2%

For fiscal 2012, our operating expenses remained flat compared to fiscal 2011. As a percentage of revenue, these expenses were 30.1% in fiscal 2012 and 33.4% in fiscal 2011. Our sales and marketing expenses increased $0.4 million in fiscal 2012 compared to fiscal 2011 primarily due to increased commission and other selling related expenses associated with higher revenue in fiscal 2012. Our engineering and project management expenses increased $0.6 million in fiscal 2012 compared to fiscal 2011 due largely to the addition of international engineering and project management resources. General and administrative expenses increased $2.7 million in fiscal 2012 compared to fiscal 2011, primarily due to the accelerated vesting of previously unvested restricted stock awards, increased costs of maintaining foreign offices, and additional costs associated with the acquisition of Burgess Manning GmbH.

For fiscal 2011, our operating expenses increased $6.6 million or 19.2% over fiscal 2010. As a percentage of revenue, these expenses were 33.4% in fiscal 2011 and 29.2% in fiscal 2010. Our sales and marketing expenses increased $0.6 million in fiscal 2011 compared to fiscal 2010 primarily due to increased commission and other selling related expenses associated with higher revenue in fiscal 2011. Our engineering and project management expenses increased $0.6 million in fiscal 2011 compared to fiscal 2010 primarily due to an increase in employee wages and benefits. General and administrative expenses increased $1.8 million in fiscal 2011 compared to fiscal 2010, primarily due to increased professional fees related to tax and information technology initiatives, legal fees, and costs related to the replacement of an executive officer. Fiscal 2011 operating expenses also included a $3.6 million impairment loss on intangibles related to design guidelines.

Other Income and Expense. The following summarizes other income and expenses (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Interest income	$16	$35	$28
Interest expense	(1,267)	(2,337)	(3,368)
Loss on extinguishment of debt	(347)	—	(1,303)
Foreign exchange gain (loss)	(915)	606	463
Change in fair value of derivative liability	—	6,681	(6,681)
Other income (expense), net	(5)	20	(454)

Total other income (expense), net	$(2,518)	$5,005	$(11,315)

For fiscal 2012, total other income and expense, net changed by $7.5 million from $5 million of income to $2.5 million of expense. The increase in other expense is primarily attributable to $6.7 million change in the fair value of our derivative liability associated with the conversion and redemption features of our preferred stock during fiscal 2011. Interest expense during fiscal 2012 decreased by $1.1 million compared to fiscal 2011 on lower average debt balances outstanding. A $0.3 million write off of deferred financing charges associated with the extinguished senior term loan was recognized in fiscal 2012. Fiscal 2012 reported a loss on foreign currency translation of $0.9 million compared to a gain of $0.6 million for fiscal 2011, both of which were driven largely by changes in the exchange rates of the Canadian dollar and the euro relative to the U.S. dollar.

For fiscal 2011, total other income and expense, net changed by $16.3 million from $11.3 million of expense to $5.0 million of income. In fiscal 2010, the Company recorded a charge of $6.7 million related to the change in the fair value of the derivative liability associated with the convertible preferred stock sold in September 2009. That charge reversed in fiscal 2011 as the result of the conversion of the preferred stock. In fiscal 2011, the convertible preferred shares were converted to common stock at a conversion price of $8.00 per share. Interest expense decreased $1.0 million or 30.6% to $2.3 million in fiscal 2011 on a lower average balance outstanding compared to the prior year.

Income Taxes: Fiscal 2012 resulted in income tax benefit of $1.0 million compared to income tax benefit of $3.1 million and income tax expense of $1.2 million in fiscal 2011 and 2010, respectively. For fiscal 2012, the effective tax rates vary from statutory rates because of income tax credits for our research and development expenditures. Additionally, the effective rate in fiscal 2012 was impacted by increased profits of our foreign subsidiaries which have a lower tax rate than the United States. For further information related to income taxes, see Note R to our consolidated financial statements included in Item 8 of this Form 10-K.

Net Earnings (Loss): Our net earnings decreased from $5.9 million, or 4.8 % of revenue for fiscal 2011, to a net loss of $(1.0) million, or (0.8) % of revenue, for fiscal 2012. Basic earnings per share attributable to our common shareholders decreased from net earnings attributable to our common shareholders of $0.29 per share for fiscal 2011, to a net loss attributable to our common shareholders of $(0.05) per share for fiscal 2012. Diluted earnings per share attributable to our common shareholders decreased from net earnings attributable to our common shareholders of $0.28 per share for fiscal 2011, to a net loss attributable to our common shareholders of $(0.05) per share for fiscal 2012.

Our net earnings increased from a net loss of $(4.2) million, or (3.6) % of revenue for fiscal 2010, to earnings of $5.9 million, or 4.8% of revenue, for fiscal 2011. Basic earnings per share attributable to our common shareholders increased from a net loss attributable to our common shareholders of $(0.38) per share for fiscal 2010, to net earnings attributable to our common shareholders of $0.29 per share for fiscal 2011. Diluted earnings per share attributable to our common shareholders increased from a net loss attributable to our common shareholders of $(0.38) per share for fiscal 2010, to net earnings attributable to our common shareholders of $0.28 per share for fiscal 2011.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 87.3%, 73.0% and 77.1% of our revenue in fiscal years 2012, 2011 and 2010, respectively.

Process Products revenue and operating income for the prior three fiscal years are presented below (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Revenue	$118,147	$88,876	$90,083
Operating income	16,711	11,825	16,328
Operating income as % of revenue	14.1%	13.3%	18.1%

Process Products revenue increased by $29.3 million or 32.9%, in fiscal 2012, compared to fiscal 2011. The acquisition of Burgess Manning GmbH contributed $8.3 million of revenue in fiscal 2012. Additional revenue growth for fiscal 2012 resulted from increased pressure product sales in Asia and the Middle East driven by our continued focused sales efforts in those regions. Revenue from Process Products segment was essentially flat in fiscal 2011 compared to fiscal 2010 as increased revenue from separation and filtration equipment offset decreases in marine and heat exchanger projects.

Process Products operating income increased by $4.9 million or 41.3% in fiscal 2012 compared to fiscal 2011. As a percentage of Process Products revenue, operating income was 14.1%, 13.3% and 18.1% in fiscal 2012, 2011 and 2010, respectively. The increase in operating income in fiscal 2012 was primarily on the strength of increased revenue in the segment. The increase in operating income as a percentage of sales during fiscal 2012 is due to growing revenue outpacing more modest increases in selling and engineering costs. Process Products operating income decreased by $4.5 million or 27.6% in fiscal 2011 compared to fiscal 2010. The decrease in operating income as a percentage of revenue during 2011 is primarily attributable to external pricing pressures of the global market and a shift in our product mix from premium separators to lower margin standard models.

Environmental Systems

The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 12.7%, 27.0% and 22.9% of our revenue in fiscal years 2012, 2011 and 2010, respectively.

Environmental Systems revenue and operating income for the prior three fiscal years are presented below (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Revenue	$17,171	$32,918	$26,692
Operating income	3,158	6,214	6,970
Operating income as % of revenue	18.4%	18.9%	26.1%

Revenue from Environmental Systems decreased $15.7 million, or 47.8% during fiscal 2012, when compared to fiscal 2011. The decrease in Environmental Systems revenue for fiscal 2012 reflects the lower level of new environmental projects awarded in late fiscal 2011 and early fiscal 2012 due to decreased construction of new gas-fired power generation facilities. Revenue from recent environmental project bookings will be more weighted to fiscal 2013 given the length of the projects and the estimated delivery schedules. Environmental Systems revenue increased by $6.2 million, or 23.3% during fiscal 2011 compared to fiscal 2010. The increase is primarily due to the completion of several non-power related projects in fiscal 2011.

Environmental Systems operating income in fiscal 2012 decreased $3.1 million compared to fiscal 2011. As a percentage of revenue, operating income decreased slightly to 18.4% for fiscal 2012 from 18.9% for fiscal 2011, primarily as a result of increased selling and engineering costs as a percentage of the reduced amount of revenue. Environmental Systems operating income decreased $0.8 million in fiscal 2011 compared to fiscal 2010. As a percentage of revenue, operating income decreased in 2011 compared to 2010, from 26.1% to 18.9%. The decrease in Environmental Systems operating income and operating income as a percentage of revenue is primarily due to increased external pricing pressures during fiscal 2011 combined with an increase in contract-related charges.

Corporate Level Expenses

Corporate level expenses excluded from our segment operating results were $19.4 million, $16.7 million and $15.0 million, for fiscal years 2012, 2011 and 2010, respectively.

Corporate level expenses include those related to the corporate office, as well as general and administrative costs of international subsidiaries. Corporate level expenses increased $2.7 million or 16.0% in fiscal 2012 compared to fiscal 2011. The increase was the result of the accelerated vesting of restricted stock awards and the increased cost of maintaining foreign offices, higher employee-related costs and higher professional fees, and acquisition costs related to the German subsidiary.

For fiscal 2011, our corporate level expenses increased $1.7 million, or 11.8%, compared to fiscal 2010. The increase in corporate level expenses in fiscal 2011 was primarily due to increased professional fees related to tax and information technology initiatives, legal fees, and costs related to the replacement of an executive officer.

For fiscal 2011, operating expenses included a $3.6 million impairment of intangible assets that also was excluded from our segment operating results.

Contingencies

In June 2010, the Company received notice from a customer claiming approximately $9.1 million in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company's acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products' warranty obligations under the terms and conditions of the purchase order. The Company has not received sufficient information to assess the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the Company has not received sufficient information to assess the validity of the claim. No amount has been accrued in the financial statements for this claim as of June 30, 2012. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site. The total costs accrued are $0.2 million and $0.1 million at June 30, 2012 and July 2, 2011, respectively, and are related to the costs of monitoring and the preparation of environmental reports. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under the indemnification provisions of our purchase agreement with Nitram’s selling stockholders in the amount of $0.6 million. Funds have been deposited into an escrow account that may be used to reimburse these costs.

Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10.9 million of the purchase price in escrow to reimburse the Company for indemnification and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the sellers in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release on October 30, 2009, the Company had made claims to the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $2.0 million against the escrow, and a total of $1.4 million was withheld from the payment of the escrow amount, which represents the Company’s claims, less the one percent deductible, estimated at $0.6 million. Following the final escrow release in October 2009, the Company has made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9.5 million, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the fiscal years ended and as of June 30, 2012 and July 2, 2011 (in millions):

	Fiscal 2012	Fiscal 2011
Backlog at beginning of period	$89.0	$95.7
Net bookings	152.6	115.1
Acquired backlog	5.0	—
Removed from backlog	(11.4)	—
Revenue recognized	(135.3)	(121.8)

Backlog at end of period	$99.9	$89.0

Our backlog was approximately $99.9 million at June 30, 2012, compared to $89.0 million at July 2, 2011. At June 30, 2012 and July 2, 2011, approximately 85% and 75%, respectively, of our backlog related to Process Products sales orders with the balance pertaining to Environmental Systems sales orders. Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Of our backlog at June 30, 2012, we estimate approximately 75% of the revenue related to our existing backlog will be recognized in the next 12 months. Orders in backlog are subject to change, delays or cancellation by our customers.

In the fourth quarter of fiscal 2012, we removed from backlog a customer purchase order in the amount of $11.4 million. The purchase order was received in fiscal 2010 and subsequently placed on hold by the customer. The customer hold resulted from a change in the construction requirements of the end customer. At this time, we no longer believe the purchase order will be executed as taken and, therefore, have removed it from backlog. Cancellation of the purchase order will result in cancellation penalties.

Financial Position

Assets. Total assets increased by $42.6 million or 30.3%, from $140.7 million at July 2, 2011 to $183.3 million at June 30, 2012. We held cash and cash equivalents of $60.2 million, of which $7.9 million was restricted as collateral for stand-by letters of credit and bank guarantees, had working capital of $77.3 million and a current liquidity ratio of 2.7-to-1.0 at June 30, 2012. This compares with cash and cash equivalents of $19.5 million at July 2, 2011, of which $6.6 million was restricted, working capital of $43.9 million and a current liquidity ratio of 2.2-to-1.0 at July 2, 2011. The increase in our assets is primarily related to the increase in cash and cash equivalents as a result of $44.3 million net proceeds from our public offering of common stock in February 2012.

Liabilities and Stockholders’ Equity. Total liabilities decreased by $3.3 million or 5.9%, from $55.7 million at July 2, 2011 to $52.4 million at June 30, 2012. The decrease in liabilities primarily relates to the decrease in debt. This was offset by increases in accounts payable, billings in excess of costs and earnings, customer deposits and other accrued liabilities. The increase in our stockholders’ equity of $45.9 million, or 53.9%, from $85.0 million at July 2, 2011 to $130.9 million at June 30, 2012 is primarily attributable to our public offering of 2,990,000 shares of common stock in February 2012 and the accelerated vesting of all previously unvested restricted stock awards. Our debt (total liabilities)-to-equity ratio decreased to 0.4-to-1.0 at June 30, 2012 from 0.7-to-1.0 at July 2, 2011.

Preferred Stock Conversions

During fiscal year ended July 2, 2011, holders of Preferred Stock converted 21,140 shares of Preferred Stock into 2,642,500 shares of the Company’s common stock.

Liquidity and Capital Resources

Our cash and cash equivalents were $60.2 million as of June 30, 2012, of which $7.9 million was restricted as collateral for stand-by letters of credit and bank guarantees, compared to $19.5 million at July 2, 2011, of which $6.6 million was restricted. Net cash provided by operating activities during fiscal 2012 was $15.6 million, compared to $1.3 million and $8.5 million during fiscal 2011 and fiscal 2010, respectively.

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At June 30, 2012, the balance of these working capital accounts was $16.7 million compared to $25.4 million at July 2, 2011, reflecting a decrease of our investment in these working capital items of $8.7 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. In addition to our change in working capital, our cash flow provided by operations was comprised primarily of our net loss of $(1.0) million adjusted by other expense items which did not generate a use of current year cash.

Net cash used in investing activities was $7.0 million for fiscal 2012, compared to net cash used in investing activities of $6.3 million and $1.1 million for fiscal 2011 and 2010, respectively. The use of cash during fiscal 2012 primarily related to the acquisition of Burgess Manning GmbH, purchases of property and equipment and an increase in restricted cash. The net cash used in fiscal 2011 related primarily to the purchase of equipment and the investment in the CEFCO manufacturing license agreement. The net cash used in 2010 related primarily to the acquisition of Mitech, Inc. (“Mitech”) and an increase in restricted cash, partially offset by the proceeds from the liquidation of our equity method investment.

Net cash provided by financing activities was $31.7 million for fiscal 2012, compared to net cash used in financing activities of $7.4 million and $1.1 million, for fiscal 2011 and fiscal 2010, respectively. The cash provided by financing activities for fiscal 2012 related to the proceeds from the our public offering of 2,990,000 shares of common stock in February 2012, partially offset by the principal payment of extinguishment of long-term debt. The cash used in financing activities for fiscal 2011 consisted primarily of payment of long-term debt of $7.7 million and dividends of $0.7 million on preferred stock offset by proceeds from the sale of common stock and excess tax benefits from stock options exercised. Financing activities in 2010 consisted primarily of proceeds of $35.2 million from the issuance of common stock, preferred stock and warrants, and $35.8 million used in the payment of long-term debt.

As a result of the above factors, our cash and cash equivalents during fiscal 2012 increased $39.4 million compared to a decrease of $11.4 million during fiscal 2011 and an increase of $6.5 million in fiscal 2010.

Credit Facilities

On April 30, 2008, concurrently with the closing of the Nitram acquisition, we entered into a revolving credit and term loan agreement, (the “Senior Secured Credit Agreement”), with Comerica Bank, as administrative agent and several other financial institutions. The Senior Secured Credit Agreement provided for a $40.0 million term loan and a $20.0 million revolving credit facility.

In connection with the sale of 2,990,000 shares of common stock in our registered public offering, which closed in February 2012, we received $44.3 million of net proceeds, after deducting $3.5 million of underwriter fees, commissions, and legal and accounting fees. In accordance with the terms of our senior term loan, we used $10.6 million of the net proceeds to repay all amounts outstanding under the senior term loan. Unamortized deferred financing costs of $0.3 million were recorded as a loss on extinguishment of debt on the Consolidated Statement of Operations during fiscal 2012. The $20.0 million revolving credit facility under the Senior Secured Credit Agreement remained in place with a maturity date of April 30, 2013. As of June 30, 2012 and July 2, 2011 we had no outstanding balances under the revolving credit facility.

Interest under the revolving credit facility, as amended, was payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 225 and 350 basis points based on our CTL ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 300 and 450 basis points based on our CTL ratio. Under this revolving credit facility, we had a maximum borrowing availability equal to the lesser of (a) $20.0 million or (b) 75% of eligible accounts receivable plus 45% of eligible inventory (not to exceed 50% of the borrowing base). At June 30, 2012, there was borrowing availability of $5.8 million after the borrowing base was adjusted for $8.4 million of outstanding letters of credit.

Any borrowings under the revolving credit facility were secured by a first lien on substantially all assets of our company and contain financial and other covenants, including restrictions on additional debt, dividends, capital expenditures and acquisitions and dispositions, as well as other customary covenants.

We terminated our LIBOR interest rate cap transaction with respect to our senior term loan on February 22, 2012.

In September 2012, the Company replaced its existing Senior Secured Credit Agreement with our Replacement Credit Agreement, which consists of a $2 million secured term A loan, a $10 million secured term B loan and a $30 million secured revolving credit facility.

Interest under the term A loan, term B loan and the revolving credit facility is payable (a) quarterly at a rate per annum equal to (1) the greater of (i) the prime rate as published in the Wall Street Journal, (ii) the federal funds rate as set by the Board of Governors of the Federal Reserve System of the U.S. (the “Board of Governors”) or (iii) LIBOR times the statutory reserve rate as set by the Board of Governors plus 2% plus (2) a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to EBITDA ratio (the “CFD Ratio”) or (b) for the applicable interest period at a rate per annum equal to (1) LIBOR times the statutory reserve rate as set by the Board of Governors plus (2) a margin of between 25 to 50 basis points based upon the Company’s CFD Ratio.

Our U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.4 million) at June 30, 2012 and £6.0 million ($9.7 million) at July 2, 2011. This facility was secured by substantially all of the assets of our U.K. subsidiary and by a cash deposit of £4.1 million ($6.4 million) at June 30, 2012 and £3.3 million ($5.3 million) at July 2, 2011, which is recorded as restricted cash on the Consolidated Balance Sheet. At June 30, 2012, there was £5.9 million ($9.3 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At July 2, 2011, there was £3.2 million ($5.2 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There were no borrowings outstanding under our U.K. subsidiary’s debenture agreement at June 30, 2012 or July 2, 2011.

Our German subsidiary had debenture agreements used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.0 million) at June 30, 2012. This facility is secured by all of the trade receivables of our German subsidiary and by a cash deposit of €1.1 million ($1.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 30, 2012, there was €3.5 million ($4.4 million) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. There were no borrowings outstanding under our German subsidiary’s debenture agreements at June 30, 2012.

We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012.

Tabular Disclosure of Contractual Obligations

The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 30, 2012 (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Construction contract—new manufacturing facility (1)	9,840	9,840	—	—	—
Purchase obligations (2)	19,142	19,142	—	—	—
Unrecognized tax benefits	660	—	660	—	—
Stand-by letters of credit (3)	22,060	14,559	6,557	834	111
Operating lease obligations	5,224	1,159	2,078	1,541	446

Total contractual obligations	$56,926	$44,700	$9,295	$2,375	$557

1)	Construction contract for new 80,000 square foot manufacturing facility and administration offices located in Denton, Texas. Construction of the facility began in August 2012.
2)	Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2012. We believe that some of these obligations could be cancelled for payment of a nominal penalty, or no penalty.
3)	The stand-by letters of credit include $8.4 million issued under our $20.0 million revolving credit facility, $9.3 million outstanding under our debenture agreement in the U.K., and $4.4 million outstanding under our debenture agreement in Germany.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

We are subject to interest rate risk on outstanding borrowings under our Senior Secured Credit Agreement, which bears interest at a variable rate. At June 30, 2012, we had no outstanding borrowings under this Agreement.

Foreign Currency Risk

Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates. Certain sales and expenses in foreign countries are transacted in currencies other than the United States dollar, our reporting currency. Our foreign currency exchange rate risk is primarily limited to the Canadian dollar, the British pound and the euro. We naturally hedge a portion of our foreign currency exposure through our production in the countries in which we sell products, and by incurring liabilities denominated in the local currency in which our foreign subsidiaries are located. We did not have any currency derivatives outstanding as of, or during the fiscal year ended June 30, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PMFG, Inc.

We have audited the accompanying consolidated balance sheets of PMFG, Inc. (a Delaware corporation) and Subsidiaries (the “Company”, formerly Peerless Mfg. Co.) as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMFG, Inc. and Subsidiaries as of June 30, 2012 and July 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 12, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PMFG, Inc.

We have audited PMFG, Inc. (a Delaware Corporation) and Subsidiaries’ (the “Company”, formerly Peerless Mfg. Co.) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Burgess-Manning GmbH, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 1.3 and 6.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2012. As indicated in Management’s Report, Burgess-Manning GmbH was acquired during fiscal 2012 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Burgess-Manning GmbH.

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

In our opinion, PMFG, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated September 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 12, 2012

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS

	June 30,	July 2,
	2012	2011
Current assets:
Cash and cash equivalents	$52,286	$12,905
Restricted cash	7,927	6,633
Accounts receivable—trade, net of allowance for doubtful accounts of $650 and and $600, at June 30, 2012 and July 2, 2011, respectively	32,428	30,567
Inventories, net	6,478	6,556
Costs and earnings in excess of billings on uncompleted contracts	14,635	16,991
Income taxes receivable	4,101	3,061
Deferred income taxes	1,191	1,952
Other current assets	3,240	2,474

Total current assets	122,286	81,139

Property, plant and equipment, net	9,522	8,854
Intangible assets, net	20,731	20,108
Goodwill	30,429	29,702
Other assets	311	906

Total assets	$183,279	$140,709

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets—Continued

(Amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	July 2,
	2012	2011
Current liabilities:
Accounts payable	$18,539	$17,308
Current maturities of long-term debt	—	2,600
Billings in excess of costs and earnings on uncompleted contracts	11,797	4,866
Commissions payable	1,437	2,186
Income taxes payable	595	281
Accrued product warranties	2,615	2,575
Customer deposits	3,241	1,938
Accrued liabilities and other	6,795	5,477

Total current liabilities	45,019	37,231
Long-term debt, net of current portion	—	9,971
Deferred income taxes	6,180	7,135
Other non-current liabilities	1,194	1,331

Commitments and contingencies

Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares issued and outstanding at June 30, 2012 and July 2, 2011	—	—

Stockholders’ equity:
Common stock—authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 20,773,878 and 17,597,186 shares at June 30, 2012 and July 2, 2011, respectively	208	176
Additional paid-in capital	96,072	48,657
Accumulated other comprehensive loss	(1,913)	(1,331)
Retained earnings	35,194	36,170

Total PFMG, Inc.’s stockholders’ equity	129,561	83,672
Noncontrolling interest	1,325	1,369

Total equity	130,886	85,041

Total liabilities and equity	$183,279	$140,709

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Revenue	$135,318	$121,794	$116,775
Cost of goods sold	94,083	83,387	74,340

Gross profit	41,235	38,407	42,435
Operating expenses:
Sales and marketing	12,222	11,864	11,230
Engineering and project management	9,144	8,504	7,907
General and administrative	19,394	16,715	14,950
Loss on impairment of intangibles	—	3,551	—

	40,760	40,634	34,087

Operating income (loss)	475	(2,227)	8,348

Other income (expense):
Interest income	16	35	28
Interest expense	(1,267)	(2,337)	(3,368)
Loss on extinguishment of debt	(347)	—	(1,303)
Foreign exchange gain (loss)	(915)	606	463
Change in fair value of derivative liability	—	6,681	(6,681)
Other income (expense), net	(5)	20	(454)

	(2,518)	5,005	(11,315)

Earnings (loss) before income taxes	(2,043)	2,778	(2,967)
Income tax benefit (expense)	1,005	3,083	(1,215)

Net earnings (loss)	$(1,038)	$5,861	$(4,182)

Less net earnings (loss) attributable to noncontrolling interest	$(62)	$112	$(19)

Net earnings (loss) attributable to PMFG, Inc.	$(976)	$5,749	$(4,163)

Dividends on preferred stock	$—	$(722)	$(1,044)

Net earnings (loss) attributable to PMFG, Inc. common shareholders	$(976)	$5,027	$(5,207)

BASIC EARNINGS (LOSS) PER SHARE	$(0.05)	$0.29	$(0.38)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.05)	$0.28	$(0.38)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Amounts in thousands)

					Accumulated	Total
			Additional		Other	PMFG, Inc.’s	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2009	13,079	$131	$10,186	$36,349	$(708)	$45,958	$—	$45,958

Comprehensive income
Net loss				(4,163)		(4,163)	(19)	(4,182)
Foreign currency translation adjustment					(1,575)	(1,575)	—	(1,575)

Total comprehensive loss						(5,738)	(19)	(5,757)

Restricted stock grants	131	1	950			951		951
Stock option expense			15			15		15
Stock options exercised	29		128			128		128
Income tax benefit related to stock options exercised			54			54		54
Issuance of common stock	1,495	15	15,907			15,922		15,922
Equity contribution from noncontrolling interest in subsidiary						—	920	920
Preferred stock dividends				(1,044)		(1,044)		(1,044)

Balance at June 30, 2010	14,734	147	27,240	31,142	(2,283)	56,246	901	57,147

Comprehensive income
Net earnings				5,749		5,749	112	5,861
Foreign currency translation adjustment					952	952	36	988

Total comprehensive income						6,701	148	6,849

Restricted stock grants	99	1	1,357	1		1,359		1,359
Stock options exercised	122	2	440			442		442
Income tax benefit related to stock options exercised			411			411		411
Issuance of common stock	2,642	26	19,209			19,235		19,235
Equity contribution from noncontrolling interest in subsidiary						—	320	320
Preferred stock dividends				(722)		(722)		(722)

Balance at July 2, 2011	17,597	$176	$48,657	$36,170	$(1,331)	$83,672	$1,369	$85,041

Comprehensive income
Net earnings				(976)		(976)	(62)	(1,038)
Foreign currency translation adjustment					(582)	(582)	18	(564)

Total comprehensive income						(1,558)	(44)	(1,602)

Restricted stock grants	74	1	3,070			3,071		3,071
Stock options exercised	8	—	31			31		31
Warrants exercised	105	1	(1)			—		—
Issuance of common stock	2,990	30	44,273			44,303		44,303
Income tax benefit related to stock options exercised			42			42		42

Balance at June 30, 2012	20,774	$208	$96,072	$35,194	$(1,913)	$129,561	$1,325	$130,886

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(1,038)	$5,861	$(4,182)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,395	3,584	2,962
Loss on impairment of intangibles	—	3,551	—
Stock-based compensation	3,071	1,359	966
Excess tax benefit of stock-based compensation	(42)	(411)	(54)
Bad debt expense	247	220	742
Inventory valuation reserve	295	401	968
Provision for warranty expense	1,032	2,392	3,324
Change in fair value of derivative liability	—	(6,681)	6,681
Loss on extinguishment of debt	347	—	1,303
Loss (gain) on sale of property	135	—	(44)
Foreign exchange loss (gain)	915	(606)	(463)
Deferred tax expense (benefit)	(572)	(1,299)	(532)
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(153)	(3,400)	1,012
Inventories	17	264	1,146
Costs and earnings in excess of billings on uncompleted contracts	4,748	(3,324)	8,034
Other current assets	(656)	(464)	359
Other assets	—	163	(301)
Accounts payable	(699)	7,128	(5,537)
Billings in excess of costs and earnings on uncompleted contracts	6,931	(558)	(2,809)
Commissions payable	(749)	254	(832)
Income taxes	(653)	(3,087)	(275)
Product warranties	(1,075)	(2,297)	(1,599)
Accrued liabilities and other	79	(1,719)	(2,371)

Net cash provided by operating activities:	15,575	1,331	8,498

Cash flow from investing activities:
Increase in restricted cash	(1,416)	(442)	(2,125)
Purchases of property and equipment	(3,386)	(2,919)	(757)
Advance payment of license agreement	(578)	(2,947)	—
Net proceeds from sale of property	906	—	—
Proceeds from liquidation of equity method investment	—	—	2,439
Business acquisition, net of cash acquired	(2,487)	—	(749)

Net cash used in investing activities	(6,961)	(6,308)	(1,192)

Cash flows from financing activities:
Net proceeds from issuance of common stock	44,303	—	15,922
Net proceeds from issuance of preferred stock and warrants	—	—	19,235
Payment of debt	(12,571)	(7,650)	(35,779)
Payment of debt issuance costs	(93)	(158)	(552)
Payment of deferred consideration costs	(57)	—
Payment of dividends on preferred stock	—	(722)	(1,044)
Equity contribution from noncontrolling interest	—	320	920
Proceeds from exercise of stock options	31	442	98
Excess tax benefits from stock-based payment arrangements	42	411	54

Net cash provided by (used in) in financing activities	31,655	(7,357)	(1,146)

Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Effect of exchange rate changes on cash and cash equivalents	(888)	968	373

Net increase (decrease) in cash and cash equivalents	39,381	(11,366)	6,533

Cash and cash equivalents at beginning of period	12,905	24,271	17,738

Cash and cash equivalents at end of period	$52,286	$12,905	$24,271

Supplemental information on cash flow:
Income taxes paid	$—	$1,300	$1,407
Interest paid	943	1,492	3,014

During fiscal 2012, holders of warrants exchanged 482,188 warrant shares for 105,403 shares of the Company’s common stock in cashless exercises.

In November 2011, $1.5 million was recorded as deferred consideration as part of the Burgess Manning GmbH acquisition that is due to the seller within 12 months from the date of acquisition. This is a non-cash financing activity. The $2.5 million, presented as an investing activity from the business acquisition, represents the purchase consideration for Burgess Manning GmbH of $5.8 million, less deferred consideration, net of $1.8 million of cash acquired.

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PMFG, Inc. (the “Company” or “PMFG”) is a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The Company primarily serves the markets for natural gas infrastructure, power generation and refining and petrochemical processing. The Company offers a broad range of separation and filtration products, selective catalytic reduction (“SCR”) systems, turbine emission exhaust and silencing systems and other complementary products, including specialty heat exchangers, pulsation dampeners and silencers. The Company’s separation and filtration products remove contaminants from gases and liquids, resulting in improved efficiency, reduced maintenance and extended life of energy infrastructure. The Company’s SCR systems convert nitrogen oxide, or NOX, into nitrogen and water, reducing air pollution and helping the Company’s power and industrial customers comply with environmental regulations. The Company’s primary customers include equipment manufacturers, engineering contractors and owner-operators of energy infrastructure. The Company has two reporting segments: Process Products and Environmental Systems. The Process Products segment includes separation and filtration, silencing and heat exchanger products and complementary products and services. The primary product of the Company’s Environmental Systems segment is SCR systems.

The Company’s products are manufactured within company-owned facilities located in Texas, as well as through global subcontractor agreements. In November 2011, Peerless Europe Limited, a wholly-owned subsidiary of the Company, acquired Burgess Manning GmbH, which designs, manufactures, and markets custom-engineered systems in Germany and surrounding countries. In July 2010, the Company formed a new wholly-owned subsidiary, Peerless Asia Pacific Pte. Ltd. (“Peerless Asia Pacific”), which replaced the former Peerless Mfg. Co. regional sales office in Singapore. Beginning in fiscal 2010, the Company began additional manufacturing operations in China through Peerless Manufacturing (Zhenjiang) Co., Ltd. (“PMZ”), a wholly-owned subsidiary of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”), the Company’s majority-owned subsidiary.

Basis of Consolidation

The Company was incorporated as a Delaware corporation on August 15, 2008 as part of a holding company reorganization. In the reorganization, Peerless Mfg. Co. (“Peerless”), a Texas corporation, became a wholly owned subsidiary of PMFG.

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of all wholly-owned and majority-owned subsidiaries for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys. The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of PMZ. The non-controlling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statements of Operations.

In addition to the wholly-owned and majority-owned subsidiaries, the Company had a 40% interest in a joint venture located in Japan, which was presented as an equity method investment at June 30, 2009.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

During the year ended June 30, 2010, the joint venture was dissolved and the Company recorded a gain on the liquidation of equity investments in the Consolidated Statements of Operations.

The Company’s fiscal year end is the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52 week fiscal year, each of the Company’s quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53 week fiscal year, three of the Company’s quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks. References to “fiscal 2012”, “fiscal 2011” and “fiscal 2010” refer to fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of June 30, 2012, cash held in the United States exceeded federally insured limits by $25.1 million. As of June 30, 2012 and July 2, 2011, the Company had $21.3 million and $9.9 million, respectively, in foreign bank balances outside the United Sates. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $7.9 million and $6.6 million as of June 30, 2012 and July 2, 2011, respectively. Foreign restricted cash balances were $7.8 million and $5.3 million as of June 30, 2012 and July 2, 2011, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

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

The Company had $0.6 million and $0.8 million of retention receivables included in accounts receivable – trade at June 30, 2012 and July 2, 2011, respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Changes in the Company’s allowance for doubtful accounts in the last two fiscal years are as follows (in thousands):

	Fiscal 2012	Fiscal 2011
Balance at beginning of year	$600	$886
Bad debt expense	247	220
Accounts written off	(197)	(506)

Balance at end of year	$650	$600

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

Goodwill and Other Intangible Assets

The goodwill relates primarily to acquisitions and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is not amortized, however, it is measured at the reporting unit level for impairment annually, in the fourth quarter, or more frequently if conditions indicate an earlier review is necessary. A discounted future cash flow analysis is primarily used to determine whether impairment exists. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Intangible assets subject to amortization include licensing agreements, customer relationships and acquired sales order backlog. These intangible assets are amortized over their estimated useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets considered to have indefinite lives include trade names and design guidelines. The Company evaluates the recoverability of indefinite lived intangible assets annually, in the fourth quarter, or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company uses the market and income approach methods to determine whether impairment exists.

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

Convertible Redeemable Preferred Stock

The Company’s Series A convertible redeemable preferred stock (“Preferred Stock”) host contract contained redemption options which placed redemption outside of the Company’s control. The Preferred Stock was classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statements of Equity. The Company considered the conversion rights and redemption options of the Preferred Stock to be an embedded derivative and, as a result, the fair value of the embedded derivative was deemed to be a derivative liability on the Consolidated Balance Sheets (the “Derivative Liability”). Because the Derivative Liability had a fair value in excess of the net proceeds received by the Company from the Preferred Stock transaction at the date of issuance, no amounts were assigned to the Preferred Stock in the allocation of proceeds. Changes in fair value of the Derivative Liability are included in other income (expense) in the Consolidated Statements of Operations and are not taxable or deductible for income tax purposes.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The Company estimated that the carrying amount of its debt at July 2, 2011 approximated fair value, as the Company’s debt bore interest at floating rates.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Revenue Recognition

The Company recognizes revenue, net of sales taxes, from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company provides certain products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods, where revenue and cost of sales are recognized in accordance with accounting rules relating to construction-type and production-type contracts. In connection with these contracts, the Company uses the percentage-of-completion method of accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, the consideration to be exchanged, and the manner and terms of settlement. Amounts recognized in revenue are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. This method requires the Company to make estimates regarding the total costs of the project, which impacts the amount of gross margin the Company recognizes in each reporting period. The Company routinely reviews its estimates relating to total estimated contract profit or loss and recognizes changes in those estimates as they are determined. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. Anticipated losses on these contracts are recorded in full in the period in which they become evident. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as "costs and earnings in excess of billings on uncompleted contracts" or "billings in excess of costs and earnings on uncompleted contracts" on the Consolidated Balance Sheets.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on our Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the related debt agreements on an effective interest method basis. Amortization of debt issuance costs included in interest expense was $0.3 million, $0.9 million and $0.6 million in fiscal years 2012, 2011 and 2010, respectively. During fiscal year 2012, the Company pre-paid the remaining balance of its senior term loan, and during fiscal year 2010, the Company pre-paid the remaining balance of its subordinated term debt. Unamortized debt issuance costs associated with the senior term loan of $0.3 million and with the subordinated term debt of $1.3 million, were recorded as a loss on extinguishment of debt on the Consolidated Statements of Operations for the years ended June 30, 2012 and June 30, 2010, respectively. Unamortized debt issuance costs at June 30, 2012 and July 2, 2011 were $0.3 million and $0.9 million, respectively.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the vesting period.

Shipping and Handling Costs

Shipping and handling fees billed to customers are reported as revenue. Shipping and handling costs incurred are reported as cost of goods sold. Shipping and handling fees included in revenue were $0.6 million, $0.9 million and $0.5 million for fiscal years 2012, 2011 and 2010, respectively. Shipping and handling costs included in cost of goods sold were $1.4 million, $1.6 million and $0.4 million for fiscal years 2012, 2011 and 2010, respectively.

Advertising Costs

Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred. Advertising costs were approximately $0.2 million, $0.2 million and $0.1 million in fiscal years 2012, 2011 and 2010, respectively.

Design, Research and Development

Design, research and development costs are charged to operating expenses under the engineering and project management category in the periods incurred. Design, research and development costs were approximately $0.6 million, $0.5 million and $0.5 million in fiscal years 2012, 2011 and 2010, respectively.

Income Taxes

The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax related interest and penalties are included in income tax expense. The Company recognizes in its financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

Foreign Currency

All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange. Consolidated Statements of Operations items are translated at the weighted average exchange rates for the fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010. The resulting translation adjustments are recorded directly to accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates, under different assumptions or conditions.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will present a new statement of comprehensive income in future consolidated financial statements instead of the current reporting of comprehensive income in the Consolidated Statement of Stockholders’ Equity.

NOTE B.	CONCENTRATIONS OF CREDIT RISK

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

NOTE C.	ACQUISITIONS

Burgess Manning GmbH

In November 2011, the Company completed the acquisition of all of the outstanding shares of Burgess Manning GmbH and included it in the Company’s Process Products segment. Acquisition costs, for fiscal 2012, were $0.4 million and were expensed when incurred to general and administrative expenses. The purchase price of $5.8 million was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values. Of the acquired intangible assets, $1.1 million was assigned to customer relationships, which will be amortized over a ten-year period, and $0.3 million was assigned to acquired backlog, which was fully amortized during fiscal 2012. The excess of the purchase price over the fair value of the net assets acquired represents goodwill of $0.7 million. Goodwill from the acquisition relates primarily to the expansion of the Company’s ability to service customers in Germany and surrounding countries utilizing an assembled and trained workforce in Germany. Fair value of goodwill and intangible assets acquired was measured on a nonrecurring basis using an income approach method that required the use of significant unobservable inputs (Level 3 within the FASB fair value hierarchy) in the valuation. In determining fair value of the intangible assets, management applied a terminal growth rate of 3% and a customer turnover rate of 7.5% We have completed the fair value assignments, and the allocation of the purchase price to the fair value of the Burgess Manning GmbH assets acquired and liabilities assumed is presented as follows (in thousands):

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE C.	ACQUISITIONS—CONTINUED

Cash	$1,852
Other tangible assets	6,493
Intangible assets	1,362
Goodwill	727
Liabilities assumed	(4,234)
Net deferred tax liability on fair value adjustment of intangible assets	(447)

Total fair value of net assets acquired	$5,753

The following table summarizes the allocation of the preliminary purchase price of $5.5 million, which includes $1.5 million in deferred consideration due to the seller within 12 months from the date of acquisition, and a reconciliation to the final purchase price, as of November 4, 2011 (in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Cash	$1,852		$1,852
Other tangible assets	6,493		6,493
Intangible assets	900	462	1,362
Goodwill	801	(74)	727
Liabilities assumed	(4,234)		(4,234)
Net deferred tax liability on fair value adjustment of intangible assets	(280)	(167)	(447)

Total fair value of net assets acquired	$5,532		$5,753

The changes to goodwill include $0.2 million post-closing working capital adjustment, $(0.5) million adjustment for final fair value measurement of intangible assets, $34,000 adjustment for taxes related to consulting agreement with seller, and $0.2 million adjustment to the opening deferred tax liabilities.

The following unaudited pro forma condensed combined consolidated financial information shows the results of our operations for the years ended June 30, 2012 and July 2, 2011, and gives effect to the acquisition as if it had occurred at July 1, 2010. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the Company’s actual results of operations had the Burgess Manning GmbH acquisition occurred at the beginning of the periods presented, or of the Company’s results of future operations (in thousands).

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE C.	ACQUISITIONS—CONTINUED

	(Unaudited)	(Unaudited)
	Fiscal 2012	Fiscal 2011
Revenue	$139,514	$137,870
Operating income (loss)	570	(335)
Net (loss) earnings	(984)	7,161
Net (loss) earnings attributable to PMFG, Inc.	(922)	7,049

Net earnings per share:
Basic	(0.05)	0.37
Diluted	(0.05)	0.35

Mitech

In January 2010, the Company acquired its former sales representative in Canada, Mitech, Inc., for $0.7 million. The purchase price of $0.7 million was attributed to customer relationships, and $0.3 million was recorded to goodwill as an adjustment to deferred tax liabilities. Mitech’s results of operations are included in the Company’s Process Products segment.

Nitram

In April 2008, the Company acquired all of the outstanding common stock of Nitram Energy, Inc. and Subsidiaries (“Nitram”) for $64.4 million. Nitram’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Included in the Nitram purchase, the Company acquired a 40% investment in Burgess Miura Co., Ltd, a joint venture in Japan. During fiscal 2010, the Company sold its interest in the joint venture and received proceeds from the liquidation of $2.4 million, net of $0.3 million in taxes withheld, which resulted in a $30,000 gain recorded to Other income (expense) on the Consolidated Statements of Operations. Accumulated foreign currency translation adjustments of $0.5 million were recognized in the Consolidated Statement of Operations as a component of foreign exchange gain during the year ended June 30, 2010. Nitram’s results of operations are included in the Company’s Process Products segment.

NOTE D.	INVENTORIES

Principal components of inventories are as follows (in thousands):

	June 30,	July 2,
	2012	2011
Raw materials	$2,991	$3,261
Work in progress	3,330	3,382
Finished goods	341	389

	6,662	7,032

Reserve for obsolete and slow-moving inventory	(184)	(476)

	$6,478	$6,556

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE E.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	Fiscal	Fiscal
	2012	2011
Buildings & improvements	$2,741	$3,604
Equipment	7,325	10,703
Furniture and fixtures	7,911	6,407

	17,977	20,714
Less accumulated depreciation	(11,009)	(12,346)

	6,968	8,368
Construction in progress	590	222
Land	1,964	264

	$9,522	$8,854

Depreciation expense for property, plant and equipment for the fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010 totaled $1.7 million, $1.6 million and $1.6 million, respectively. The amount of depreciation allocated to cost of goods sold for the fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010 totaled $0.7 million, $0.7 million and $0.8 million, respectively.

During the fourth quarter of fiscal 2012, the Company closed and sold its production facility in Abilene, Texas. The disposal of the related property, plant and equipment, which had a carrying value of $1.0 million, resulted in net sale proceeds of $0.9 million. The Company recorded a net loss on disposal of $0.1 million, which is included in cost of goods sold in the Consolidated Statement of Operations for fiscal year 2012.

NOTE F.	GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

The following table shows the activity and balances related to goodwill from July 2, 2011 through June 30, 2012:

Balance as of July 2, 2011	$29,702
Goodwill acquired:
Acquisition of Burgess Manning GmbH	727

Balance as of June 30, 2012	$30,429

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE F.	GOODWILL AND OTHER INTANGIBLE ASSETS—CONTINUED

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Estimated Useful Life (Years)	Gross Value at Beginning of Year	Adjustments	Gross Value at End of Year	Accumulated Amortization at Beginning of Year	Amortization expense	Accumulated Amortization at End of Year	Net Book Value
Fiscal 2012
Design guidelines	Indefinite	$6,940	$—	$6,940	$—	$—	$—	$6,940
Customer relationships	11	6,890	1,050	7,940	(2,204)	(565)	(2,769)	5,171
Trade names	Indefinite	4,729	—	4,729	—	—	—	4,729
Licensing agreements	5	2,199	—	2,199	(1,393)	(440)	(1,833)	366
Acquired backlog	0.7	6,489	312	6,801	(6,489)	(312)	(6,801)	—

		$27,247	$1,362	$28,609	$(10,086)	$(1,317)	$(11,403)	$17,206

Fiscal 2011
Design guidelines	Indefinite	$10,491	$(3,551)	$6,940	$—	$—	$—	$6,940
Customer relationships	13	6,890	—	6,890	(1,575)	(629)	(2,204)	4,686
Trade names	Indefinite	4,729	—	4,729	—	—	—	4,729
Licensing agreements	5	2,199	—	2,199	(953)	(440)	(1,393)	806
Acquired backlog	0.7	6,489	—	6,489	(6,489)	—	(6,489)	—

		$30,798	$(3,551)	$27,247	$(9,017)	$(1,069)	$(10,086)	$17,161

In the second quarter of fiscal 2012, the Company acquired Burgess Manning GmbH, a limited liability company under the laws of Germany. Of the purchase price, $1.1 million was attributed to customer relationships, $0.3 million was attributed to acquired backlog and $0.7 million was recorded to goodwill.

In the fourth quarter of fiscal 2012, in connection with the Company’s annual impairment testing, the company concluded there was no impairment of its goodwill or other intangible assets with an indefinite life.

In the fourth quarter of fiscal 2011, the Company recognized a non-cash impairment charge related to design guidelines of $3.6 million. The impairment resulted from a decline in the sales and related profitability of certain products purchased in the Nitram transaction. Design guidelines were impaired to their fair value as determined using a profit split method estimating relief from royalties based on the relative contribution of the design guidelines to the Process Products segment. Key assumptions in the relief from royalties calculation include a 2% assumed royalty rate and a 17.75% discount rate.

Amortization expense of $1.3 million, $1.1 million, and $1.1 million was recorded to the Consolidated Statements of Operations for the fiscal years 2012, 2011, and 2010, respectively. In fiscal year 2012, $0.3 million of amortization expense was allocated to cost of sales and $1.0 of amortization expense was allocated to general and administrative expense. In both fiscal years 2011 and 2010, $1.1 million of amortization expense was allocated to general and administrative expense. The estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE F.	GOODWILL AND OTHER INTANGIBLE ASSETS—CONTINUED

Estimated Amortization Expense
For the fiscal years ended
2013	1,027
2014	660
2015	585
2016	510
2017	509

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

In November 2011, the Company announced the successful completion of large scale prototype tests associated with the first two pollution control modules of the CEFCO processing equipment. The Company and CEFCO are seeking a sponsor to conduct a pilot program at a potential customer facility to complete additional testing of the CEFCO technology. The Company advanced $1.1 million to CEFCO at the inception of the License Agreement. The Company has recorded certain additional costs incurred related to the construction and testing of a scaled version of the technology as advances on future payments due under the License Agreement. As of June 30, 2012 and July 2, 2011, $3.5 million and $2.9 million were included in intangibles, net, respectively. Amortization of the License Agreement will be recognized over the life of the License Agreement (10 years) commencing after the initial sale, construction and commissioning of a full scale version of the CEFCO processing equipment.

NOTE G.	ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	June 30,	July 2,
	2012	2011
Accrued start-up and commissioning expense	$363	$794
Accrued compensation	2,562	1,733
Accrued professional expenses	1,871	2,510
Deferred consideration related to
Burgess Manning GmbH acquisition	1,375	—
Other	624	440

	$6,795	$5,477

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	June 30,	July 2,
	2012	2011
Costs incurred on uncompleted contracts and estimated earnings	$64,503	$64,457
Less billings to date	(61,665)	(52,332)

	$2,838	$12,125

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	June 30,	July 2,
	2012	2011
Costs and earnings in excess of billings on uncompleted contracts	$14,635	$16,991
Billings in excess of costs and earnings on uncompleted contracts	(11,797)	(4,866)

	$2,838	$12,125

NOTE I.	LONG-TERM DEBT

Outstanding long-term obligations are as follows (in thousands):

		June 30,	July 2,
	Maturities	2012	2011
Term loan	2016	$—	$12,571
Less current maturities		—	(2,600)

Total long-term debt, net of current portion		$—	$9,971

In connection with the sale of 2,990,000 shares of common stock in the Company’s registered public offering, which closed on February 22, 2012, the Company received $44.3 million of net proceeds, after deducting $3.5 million of underwriter fees, commissions, and legal and accounting fees. In accordance with the terms of the Company’s senior term loan, the Company used $10.6 million of the net proceeds to repay all amounts outstanding under the senior term loan. The senior term loan was under the Company’s Senior Secured Credit Agreement, dated April 30, 2008 (“Senior Secured Credit Agreement”). Unamortized deferred financing costs of $0.3 million were recorded as a loss on extinguishment of debt on the Consolidated Statement of Operations for fiscal 2012.

Interest on the senior term loan was payable quarterly, calculated on either a base or LIBOR rate per annum, at the Company’s option (5.75% at July 2, 2011). The Credit Agreement required payments on the senior term loan of equal quarterly principal installments of $650 thousand, to be paid on the first day of each fiscal quarter, with the balance of the senior term loan due at maturity.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE I.	LONG-TERM DEBT—CONTINUED

The Company terminated its LIBOR interest rate cap transaction with respect to its senior term loan on February 22, 2012.

The revolving credit facility, as amended, would have matured on April 30, 2013. Interest under the revolving credit facility, as amended, was payable quarterly at a floating rate per annum equal to either (a) for prime rate loans, a margin of between 225 and 375 basis points based on our Consolidated Total Leverage (“CTL”) ratio plus the higher of (1) the administrative agent’s prime rate, or (2) the federal funds effective rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of 100 basis points, or (b) for LIBOR rate loans, the adjusted LIBOR rate (as determined in accordance with the Senior Secured Credit Agreement) plus a margin of between 300 and 475 basis points based on our CTL ratio.

At June 30, 2012, the Company was required to maintain a CTL ratio not to exceed 3.0 to 1.0 and a Consolidated Fixed Charge Coverage (“FCC”) ratio of not less than 1.1 to 1.0. The CTL ratio was calculated as the ratio of the Company’s outstanding debt and letters of credit to the Company’s trailing 12 months earnings before interest, income taxes, depreciation, amortization, and other non-cash expenses (“EBITDA”). The FCC ratio was calculated as the ratio of the Company’s EBITDA less certain capitalized expenditures to the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Senior Secured Credit Agreement also contained other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At June 30, 2012, the Company was in compliance with its debt covenant requirements.

The revolving credit facility was also under the Company’s Senior Secured Credit Agreement. Under the revolving credit facility, the Company had a maximum borrowing capacity based on eligible accounts receivable and inventory, not to exceed $20.0 million. Any borrowings under the revolving credit facility were secured by a first lien on substantially all assets of the Company. At June 30, 2012, there was borrowing availability of $5.8 million after the borrowing base was adjusted for $8.4 million of outstanding letters of credit. At June 30, 2012 and July 2, 2011 there were no outstanding borrowings under the revolving credit facility. The Company currently pays an annual fee on this revolving credit facility of $50,000.

Any borrowings under the revolving credit facility were secured by a first lien on substantially all assets of the Company. In addition to the CTL and FCC ratio covenants, the Credit Agreement contained other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions.

In September 2012, the Company replaced its Senior Secured Credit Agreement with a new credit facility consisting of a $2 million secured term A loan, A $10 million secured term B loan and a $30 million secured revolving credit line.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE I.	LONG-TERM DEBT—CONTINUED

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.4 million) at June 30, 2012 and £6.0 million ($9.7 million) at July 2, 2011. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £4.1 million ($6.4 million) at June 30, 2012 and £3.3 million ($5.3 million) at July 2, 2011, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 30, 2012, there was £5.9 million ($9.3 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At July 2, 2011, there was £3.2 million ($5.2 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There are no amounts outstanding under the U.K. subsidiary’s debenture agreement at June 30, 2012 or July 2, 2011.

The Company’s German subsidiary had debenture agreements used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.0 million) at June 30, 2012. This facility is secured by all of the trade receivables of the assets of the Company’s German subsidiary and by a cash deposit of €1.1 million ($1.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 30, 2012, there was €3.5 million ($4.4 million) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. There were no borrowings outstanding under our German subsidiary’s debenture agreements at June 30, 2012.

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

Product warranty activity is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Balance at beginning of period	$2,575	$2,480	$1,242
Provision for warranty expense	1,032	2,392	3,324
Warranty charges	(992)	(2,297)	(2,086)

Balance at end of period	$2,615	$2,575	$2,480

NOTE K.	COMMITMENTS AND CONTINGENCIES

The Company leases office space, office equipment and other personal property under operating leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The Company recognizes escalating lease payments on the straight-line basis. Total rent expense incurred under operating leases was $1.1 million, $1.0 million and $1.0 million for fiscal 2012, 2011 and 2010, respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K.	COMMITMENTS AND CONTINGENCIES—CONTINUED

At June 30, 2012, future minimum rental commitments under all operating leases are as follows (in thousands):

Operating Leases Fiscal Year	Total Amount
2013	$1,159
2014	1,057
2015	1,021
2016	900
2017	641
Thereafter	446

$5,224

In June 2010, the Company received notice from a customer claiming approximately $9.1 million in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company's acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products' warranty obligations under the terms and conditions of the purchase order. The Company has not received sufficient information to assess the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the Company has not received sufficient information to assess the validity of the claim. No amount has been accrued in the financial statements for this claim as of June 30, 2012. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site. The total costs accrued are $0.2 million at June 30, 2012 and $0.1 million at July 2, 2011, and are related to the costs of monitoring and the preparation of environmental reports. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under the indemnification provisions of our purchase agreement with Nitram’s selling stockholders in the amount of $0.6 million. Funds have been deposited into an escrow account that may be used to reimburse these costs.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K.	COMMITMENTS AND CONTINGENCIES—CONTINUED

Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10.9 million of the purchase price in escrow to reimburse the Company for indemnification and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the sellers in five installments on each of October 8, 2008, January 30, 2009, April 30, 2009, July 30, 2009 and October 30, 2009. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release on October 30, 2009, the Company had made claims to the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $2.0 million against the escrow, and a total of $1.4 million was withheld from the payment of the escrow amount, which represents the Company’s claims, less the one percent deductible, estimated at $0.6 million. Following the final escrow release in October 2009, the Company has made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9.5 million, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

In March 2012, the Company entered into an agreement to construct a new 80,000 square foot manufacturing facility and administration offices located in Denton, Texas. The contract amount is $9.8 million and construction of the facility began in August 2012.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

NOTE L.	CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS

On September 4, 2009, the Company issued and sold 21,140 shares of Preferred Stock, par value $0.01 per share, and attached warrants to certain accredited investors (each a “Purchaser” and collectively, the “Purchasers”) for an aggregate purchase price of $21.1 million (the “Offering”). The Company and each Purchaser entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering. The Offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company used the $19.2 million net proceeds received from the Offering and available cash to repay all of the Company’s outstanding indebtedness under its subordinated term loan.

Preferred Stock

The terms, rights, obligations and preferences of the Preferred Stock are set forth in the Certificate of Designations of the Preferred Stock (the “Certificate of Designations”) filed with the Secretary of State of the State of Delaware on September 4, 2009.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L.	CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS—CONTINUED

During fiscal year 2011, holders of Preferred Stock converted all of the outstanding shares of Preferred Stock into 2,642,500 shares of the Company’s common stock. Each share of Preferred Stock converted into 125 shares of the Company’s common stock, for a conversion rate of $8.00 per common share. Prior to the conversion to common stock, holders of the Preferred Stock were entitled to quarterly dividends at an annual rate of 6.0%. The Company paid $0.7 million and $1.0 million of cash dividends during fiscal 2011 and fiscal 2010, respectively.

Warrants

The warrants entitle the holders to purchase 50% of the number of shares of common stock that may be obtained upon conversion of the Preferred Stock, or 1,321,250 shares. The warrants have a five-year term and became exercisable on March 4, 2010. The exercise price is equal to the closing bid price of the common stock on September 3, 2009, or $10.56, and is not subject to anti-dilution protection, except in the case of stock splits and dividends. During fiscal 2012, holders of warrants, in cashless exercises, exchanged 482,188 warrant shares for 105,403 shares of the Company’s common stock.

NOTE M.	COMMON STOCK

In February 2012, the Company completed a secondary public offering of common stock, which resulted in the sale of 2,990,000 shares of common stock, par value $0.01 per share, at a price of $16.00 per share. Net proceeds of $44.3 million from the offering after deducting underwriting discounts, commissions and estimated offering expenses were recorded to common stock and additional paid-in capital. In accordance with the terms of the Company’s Senior Secured Credit Agreement, $10.6 million of these net proceeds was used to repay the Company’s entire outstanding senior term loan.

NOTE N.	STOCK-BASED COMPENSATION

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

Restricted Stock

Under the 2007 Plan, restricted stock awards are subject to a risk of forfeiture until the awards vest. Awards made to employees generally vest ratably over four years. Awards made to non-employee directors generally vest on the grant date. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE N.	STOCK-BASED COMPENSATION—CONTINUED

A summary of the restricted stock award activity under the plans for the fiscal years 2012, 2011 and 2010 is as follows (in thousands):

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	151,153	$13.63	158,599	$11.66	105,247	$8.78
New Grants	74,438	21.24	118,223	15.56	147,550	9.30
Vested	(224,441)	16.16	(106,152)	12.95	(78,052)	10.43
Forfeited	(1,150)	12.65	(19,517)	13.00	(16,146)	15.03

Balance at end of period	—	$—	151,153	$13.63	158,599	$11.66

Stock compensation expense recognized in fiscal 2012, 2011 and 2010 was $3.1 million, $1.4 million and $1.0 million, respectively. In October 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of the Company’s common stock, in a filing with the Securities and Exchange Commission. This change in beneficial ownership constituted a change in control as defined in the Company’s 2007 Plan, resulting in the acceleration of vesting of approximately 146,000 unvested stock awards. The acceleration of vesting resulted in a charge of $2.1 million during fiscal 2012, which was recorded consistent with the employee’s compensation expense. As of June 30, 2012, there were no unvested stock awards and no remaining unrecognized compensation costs related to unvested stock awards.

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

The Company did not grant any stock options during fiscal 2012, fiscal 2011, or fiscal 2010. The Company uses newly issued shares of common stock to satisfy option exercises. The Company recognized stock-based compensation costs from the vesting of stock options in the amount of $15,000 for fiscal year 2010, and a related tax-benefit of $5,000 for fiscal 2010.

The Company presents cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) as financing cash flows in the Consolidated Statements of Cash Flows. For fiscal years 2012, 2011 and 2010, $42,000, $0.4 million and $0.1 million, respectively, of such excess tax benefits were classified as financing cash flows.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE N.	STOCK-BASED COMPENSATION—CONTINUED

A summary of the option activity under the Company’s stock-based compensation plans for the fiscal years ended June 30, 2012 and July 2, 2011 is as follows (in thousands):

	Fiscal 2012		Fiscal 2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Balance at beginning of year	55,200	$4.19	176,858	$3.80
Exercised	(8,000)	6.11	(121,658)	3.62
Forfeited after vesting	(4,000)	3.40	—	—

Balance at end of year	43,200	$4.32	55,200	$4.19

Exercisable at end of year	43,200	$4.32	55,200	$4.19

Options outstanding and exercisable at June 30, 2012 had a weighted average remaining term of 3.12 years and an aggregate intrinsic value of $0.2 million based upon the closing price of the Company’s common stock on June 30, 2012. Options outstanding and exercisable at July 2, 2011 had a weighted average remaining term of 3.99 years and an aggregate intrinsic value of $0.9 million based upon the closing price of the Company’s common stock on July 2, 2011. A summary of the stock options exercised during the fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010 is presented below (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Total cash received	$31	$442	$98
Income tax benefits	42	411	54
Total intrinsic value of options exercised	139	1,567	326

NOTE O.	STOCKHOLDER RIGHTS PLAN

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE P.	FAIR VALUE MEASUREMENTS

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

As of June 30, 2012, the Company did not have any recurring Level 3 assets or liabilities.

During fiscal 2011, holders of the Preferred Stock converted their preferred shares into the Company’s common stock, effectively eliminating the derivative liability of the conversion and redemption features. For the year ended July 2, 2011, a decrease in fair value of $6.7 million was recorded to other income in the Consolidated Statements of Operations. The following is a summary of changes to fair value measurements using Level 3 inputs during the fiscal year ended July 2, 2011 (in thousands):

Balance, June 30, 2010	$(25,916)
Change in fair value of derivative liability	6,681
Preferred stock conversion	19,235

Balance, July 2, 2011	$—

The Company measures certain assets, including goodwill and intangible assets acquired, at fair value on a nonrecurring basis. See Note C for further discussion of measurement of fair value of goodwill and intangible assets acquired.

During fiscal 2011, the Company reflected a write-down of its design guidelines to fair value based on Level 3 inputs as further described in Note F.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE Q.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for eligible employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense for the fiscal years ended June 30, 3012, July 2, 2011 and June 30, 2010 was $0.6 million, $0.6 million and $0.1 million, respectively.

NOTE R.	INCOME TAXES

The Company’s earnings (loss) before income taxes are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
United States	$(4,383)	$1,201	$(3,208)
International	2,340	1,577	241

	$(2,043)	$2,778	$(2,967)

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows (in thousands):

	June 30	July 2,
	2012	2011
Deferred tax assets
Inventories	$68	$186
Accrued liabilities	1,046	1,342
Accounts receivable	116	168
Net operating loss carry-forwards	408	206
Stock based compensation	—	256
Deferred rent	84	82
Research and development credits	399	—
Other	64	—

	$2,185	$2,240
Deferred tax liabilities
Property, plant and equipment	$(967)	$(1,184)
Intangible assets	(6,161)	(6,178)
Other	(46)	(61)

	(7,174)	(7,423)

Net deferred tax liability	$(4,989)	$(5,183)

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE R.	INCOME TAXES—CONTINUED

Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	July 2,
	2012	2011
Current deferred tax asset, net	$1,191	$1,952
Non-current deferred tax liability, net	(6,180)	(7,135)

	$(4,989)	$(5,183)

The expense for income taxes consists of the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Current tax (expense) benefit
Federal	$1,017	$2,286	$(1,566)
State	(69)	(65)	(107)
Foreign	(584)	(436)	(74)

	364	1,785	(1,747)
Deferred tax benefit	641	1,298	532

	$1,005	$3,083	$(1,215)

The income tax expense varies from the federal statutory rate due to the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Income tax (expense) benefit at federal statutory rate	$695	$(945)	$1,009
Decrease (increase) in income tax expense resulting from:
State tax, net of federal benefit	(45)	(43)	(67)
Gain (loss) on change in fair value of derivative liability	—	2,272	(2,271)
Effect of lower tax rate on foreign income	305	49	14
Domestic Production and other permanent items	(157)	(47)	102
Research and development expenditure credits	260	2,054	—
Changes in uncertain tax positions	(53)	(394)	—
Other	—	137	(2)

Income tax (expense) benefit	$1,005	$3,083	$(1,215)

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE R.	INCOME TAXES—CONTINUED

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Beginning balance	$618	$224	$194
Adjustments for tax positions of prior years	42	394	30

Ending balance	$660	$618	$224

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

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in income tax expense for all periods presented. During the fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010, the Company recognized $7,000, $14,000 and $(23,000) in interest and penalties. The Company had accrued $70,000 and $64,000 for the payment of interest and penalties at June 30, 2012 and July 2, 2011, respectively.

The Company has elected to treat foreign earnings as permanently reinvested outside the U.S. and has not provided U.S. tax expense on those earnings.

NOTE S.	EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options and warrants were exercised into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. Preferred Stock participates in the income of the Company. Earnings per share is calculated by applying the two class method in which undistributed earnings of the Company are allocated between the Preferred Stock and Common Stock to arrive at earnings per share of common stock. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts).

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE S.	EARNINGS PER SHARE—CONTINUED

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Net earnings (loss) attributable to PMFG, Inc. common shareholders	$(976)	$5,027	$(5,207)
Less net earnings allocated to preferred shareholders	—	(416)	—

Net earnings (loss) allocated to common shareholders	$(976)	$4,611	$(5,207)

Basic weighted average common shares outstanding	18,810	16,091	13,716
Effect of dilutive options and restricted stock	—	571	—

Diluted weighted average common shares outstanding	18,810	16,662	13,716

Basic earnings (loss) per share	$(0.05)	$0.29	$(0.38)

Diluted earnings (loss) per share	$(0.05)	$0.28	$(0.38)

Because holders of Preferred Stock do not participate in losses, the loss was not allocated to Preferred Stock for fiscal year 2010. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 19,380 shares of common stock equivalents were omitted from the calculation of dilutive securities for fiscal 2012 because they were anti-dilutive. Options to acquire 94,263 shares of common stock equivalents and warrants to purchase 349,473 shares of common stock equivalents were omitted from the calculation of dilutive securities for fiscal 2010 because they were anti-dilutive.

NOTE T.	INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented. Segment information and reconciliation to operating profit for the fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010 are presented below (in thousands):

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE T.	INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION—CONTINUED

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Revenue
Environmental	$17,171	$32,918	$26,692
Process Products	118,147	88,876	90,083

Consolidated	$135,318	$121,794	$116,775

Operating income (loss)
Environmental	$3,158	$6,214	$6,970
Process Products	16,711	11,825	16,328
Reconciling items	(19,394)	(20,266)	(14,950)

Consolidated	$475	$(2,227)	$8,348

Revenue from external customers based on the location of the customer is as follows for the fiscal years ended June 30, 2012, July 2, 2011 and June 30, 2010 (in thousands):

Fiscal Year	United States	International	Consolidated
2012	$71,479	$63,839	$135,318
2011	75,223	46,571	121,794
2010	75,814	40,961	116,775

Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area as follows (in thousands):

Fiscal Year	United States	International	Consolidated
2012	$7,993	$1,529	$9,522
2011	7,466	1,388	8,854
2010	6,421	1,085	7,506

For the fiscal years 2012, 2011, or 2010, there were no sales to a single customer located outside the United States that accounted for 10% or more of the Company’s consolidated revenue.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE U.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent the quarterly consolidated financial data of the Company for fiscal 2012, 2011 and 2010 (in thousands, except per share amounts):

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$29,088	$37,721	$35,498	$33,011	$135,318
Gross profit	8,708	12,476	10,146	9,905	41,235
Operating expenses	9,855	11,498	8,934	10,473	40,760
Operating income (loss)	(1,147)	978	1,212	(568)	475
Net earnings from discontinued operations	—	—	—	—	—
Net earnings (loss)	(1,170)	42	1,013	(923)	(1,038)
Basic earnings (loss) per share
Net earnings (loss)	($0.07)	$0.00	$0.05	($0.04)	($0.05)
Diluted earnings (loss) per share
Net earnings (loss)	($0.07)	$0.00	$0.05	($0.04)	($0.05)

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$26,961	$26,294	$33,985	$34,554	$121,794
Gross profit	8,741	8,126	10,696	10,844	38,407
Operating expenses	8,785	8,375	9,866	13,608	40,634
Operating income (loss)	(44)	(249)	830	(2,764)	(2,227)
Net earnings (loss)	(5,963)	6,839	4,962	23	5,861
Basic earnings (loss) per share
Net earnings (loss)	($0.43)	$0.37	$0.28	$0.00	$0.29
Diluted earnings (loss) per share
Net earnings (loss)	($0.43)	$0.36	$0.27	$0.00	$0.28

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$31,331	$24,529	$32,221	$28,694	$116,775
Gross profit	11,767	8,268	11,677	10,723	42,435
Operating expenses	8,804	8,080	8,137	9,066	34,087
Operating income	2,963	188	3,540	1,657	8,348
Net earnings (loss)	(2,091)	(5,921)	5,736	(1,906)	(4,182)
Basic earnings (loss) per share
Net earnings (loss)	($0.16)	($0.47)	$0.33	($0.15)	($0.38)
Diluted earnings (loss) per share
Net earnings (loss)	($0.16)	($0.47)	$0.32	($0.15)	($0.38)

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE V.	SUBSEQUENT EVENTS

In September 2012, the Company replaced its existing Senior Secured Credit Agreement with a new credit facility consisting of a $2 million secured term A loan, a $10 million secured term B loan and a $30 million secured revolving credit line (the “Replacement Credit Agreement”). The Replacement Credit Agreement contains both financial and non-financial covenants and collateral requirements similar to the Company’s previous credit facility.

The Company’s existing Senior Secured Credit Agreement has $0.3 million of associated deferred financing charges recorded in non-current Other assets on the Company’s Consolidated Balance Sheet as of June 30, 2012, that will be written off upon replacement of the Senior Secured Credit Agreement with a new credit facility.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that internal control over financial reporting was effective as of June 30, 2012.

During the quarter ended December 31, 2011, we acquired Burgess-Manning GmbH and began the process of integrating them into our operations. We have excluded Burgess-Manning GmbH from our assessment of our internal control over financial reporting as of June 30, 2012, as we concluded there was insufficient time between the acquisition date and the end of fiscal 2012 to properly plan, document, test and remediate, if necessary, the controls of Burgess-Manning GmbH. We will include Burgess-Manning GmbH in our assessment of our internal control over financial reporting as of June 29, 2013. Burgess-Manning GmbH’s financial statements constitute approximately 1.3% of total consolidated assets, 6.1% of consolidated net sales and 38.4% of consolidated net loss attributable to PMFG, Inc. as of and for the year ended June 30, 2012. See Note C for a further discussion of the Burgess-Manning GmbH acquisition.

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

The information required by Item 10 with respect to our executive officers is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K and is incorporated herein by reference. The information required by Item 10 with respect to our directors and director nominees is incorporated herein by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information included under the caption “Board Meetings, Committees and Compensation” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to our Code of Conduct for Directors and Employees is incorporated herein by reference to the information included under the caption “Code of Conduct” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. Our Code of Conduct for Directors and Employees is posted on our website at www.peerlessmfg.com in the Investor Relations section under “Corporate Governance” and is available in print to any stockholder who requests a copy. The code applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. If we make any substantive amendments to the code, or grant any waivers to the code for any of our executive officers or directors, we will disclose the amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the information included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Board Meetings, Committees and Compensation” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the information included under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the information included under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

Exhibits:

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008 and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and among Peerless Mfg. Co., PMFG, Inc. and PMFG Merger Sub, Inc., dated January 10, 2008 (included as Annex A to the proxy statement/prospectus that is a part of our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference).

2.3	Share Purchase Agreement between Rainer Diekmann and Peerless Europe Ltd., dated as of November 4, 2011 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on November 8, 2011 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed by PMFG, Inc. on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

4.1	Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A (File No. 001-34156) filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.1	Revolving Credit and Term Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on May 5, 2008 and incorporated herein by reference).

10.2	Consent and First Amendment to Credit Agreement, dated September 4, 2009, between Peerless Mfg. Co., PMC Acquisition, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement, dated September 9, 2009, between Peerless Mfg. Co., PMFG, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 14, 2009 and incorporated herein by reference).

10.4	Third Amendment to Credit Agreement, dated July 12, 2010, between PMFG, Inc., Peerless Mfg. Co., PMC Acquisition, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed by PMFG, Inc. on September 13, 2010 and incorporated herein by reference).

10.5	Fourth Amendment to Credit Agreement, dated December 29, 2010, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on December 20, 2010 and incorporated herein by reference).

10.6	Fifth Amendment to Credit Agreement, dated February 8, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on February 8, 2011 and incorporated herein by reference).

10.7	Sixth Amendment to Credit Agreement, dated May 6, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 6, 2011 and incorporated herein by reference).

10.8	Seventh Amendment to Credit Agreement, dated September 12, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.8 to the Annual Report on Form 10-K filed by PMFG, Inc. on September 14, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.9	Eighth Amendment to Credit Agreement, dated October 17, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on October 18, 2011 and incorporated herein by reference).

10.10	Ninth Amendment to Credit Agreement, dated November 9, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on November 10, 2011, and incorporated herein by reference).

10.11	Credit Agreement, dated September 7, 2012, between PMFG, Inc. and Peerless Mfg. Co, Citibank N.A. and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 11, 2012 and incorporated herein by reference).

10.12	Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.13	Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.14*	Employment Agreement, dated April 25, 2011, between Peerless Mfg. Co. and Mr. Ronald L. McCrummen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011 and incorporated herein by reference).

10.15*	Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.16*	Amended and Restated Employment Agreement, dated March 1, 2010 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on March 1, 2010 and incorporated herein by reference).

10.17*	Employment Agreement, dated November 28, 2011, between Peerless Mfg. Co. and Warren Hayslip (filed as Exhibit 10.1 to the Current Report Form 8-K filed by PMFG, Inc. on November 29, 2011 and incorporated herein by reference).

10.18*	1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.19*	2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.20*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.21*	Amendment No. 1 to PMFG, Inc. 2007 Stock Incentive Plan, dated November 17, 2011 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 18, 2011 and incorporated herein by reference).

10.22*	Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.23*	Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.24*	Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005 and incorporated herein by reference).

10.25*	Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.26*	Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.27*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.28*	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-148577) filed by PMFG, Inc. on January 10, 2008 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.29	CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 12, 2010 and incorporated herein by reference).

10.30	Contract of Sale, dated September 14, 2011, between Peerless Mfg. Co. and SSAE Development, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 15, 2011).

10.31	AIA Document A101-2007 Standard Contract for Construction, dated March 12, 2012, between Peerless Mfg. Co. and Schwob Building Company, Ltd. (filed as Exhibit 1.01 to the Current Report on Form 8-K filed by PMFG, Inc. on March 14, 2012 and incorporated herein by reference).

21.1	Subsidiaries of PMFG, Inc.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Indicates furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PMFG, INC.

Date: September 12, 2012	/s/ Ronald L. McCrummen
Ronald L. McCrummen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 12, 2012.

/s/ Sherrill Stone	Chairman of the Board
Sherrill Stone

/s/ Peter J. Burlage	President, Chief Executive Officer and Director
Peter J. Burlage	(Principal Executive Officer)

/s/ Ronald L. McCrummen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Ronald L. McCrummen

/s/ Kenneth R. Hanks	Director
Kenneth R. Hanks

/s/ Robert McCashin	Director
Robert McCashin

/s/ R. Clayton Mulford	Director
R. Clayton Mulford

/s/ Howard G. Westerman, Jr.	Director
Howard G. Westerman, Jr.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008 and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and among Peerless Mfg. Co., PMFG, Inc. and PMFG Merger Sub, Inc., dated January 10, 2008 (included as Annex A to the proxy statement/prospectus that is a part of our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference).

2.3	Share Purchase Agreement between Rainer Diekmann and Peerless Europe Ltd., dated as of November 4, 2011 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on November 8, 2011 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed by PMFG, Inc. on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

4.1	Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A (File No. 001-34156) filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.1	Revolving Credit and Term Agreement, dated April 30, 2008, between Peerless Mfg. Co., PMC Acquisition, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on May 5, 2008 and incorporated herein by reference).

10.2	Consent and First Amendment to Credit Agreement, dated September 4, 2009, between Peerless Mfg. Co., PMC Acquisition, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement, dated September 9, 2009, between Peerless Mfg. Co., PMFG, Inc., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 14, 2009 and incorporated herein by reference).

10.4	Third Amendment to Credit Agreement, dated July 12, 2010, between PMFG, Inc., Peerless Mfg. Co., PMC Acquisition, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed by PMFG, Inc. on September 13, 2010 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.5	Fourth Amendment to Credit Agreement, dated December 29, 2010, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on December 20, 2010 and incorporated herein by reference).

10.6	Fifth Amendment to Credit Agreement, dated February 8, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on February 8, 2011 and incorporated herein by reference).

10.7	Sixth Amendment to Credit Agreement, dated May 6, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 6, 2011 and incorporated herein by reference).

10.8	Seventh Amendment to Credit Agreement, dated September 12, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.8 to the Annual Report on Form 10-K filed by PMFG, Inc. on September 14, 2011, and incorporated herein by reference).

10.9	Eighth Amendment to Credit Agreement, dated October 17, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on October 18, 2011 and incorporated herein by reference).

10.10	Ninth Amendment to Credit Agreement, dated November 9, 2011, between Peerless Mfg. Co., Nitram Energy, Inc., Bos-Hatten, Inc., Burgess-Manning, Inc., Burman Management, Inc., PMFG, Inc., Comerica Bank and other lenders a party thereto (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on November 10, 2011, and incorporated herein by reference).

10.11	Credit Agreement, dated September 7, 2012, between PMFG, Inc. and Peerless Mfg. Co, Citibank N.A. and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 11, 2012 and incorporated herein by reference).

10.12	Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.13	Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.14*	Employment Agreement, dated April 25, 2011, between Peerless Mfg. Co. and Mr. Ronald L. McCrummen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011 and incorporated herein by reference).

10.15*	Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.16*	Amended and Restated Employment Agreement, dated March 1, 2010 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on March 1, 2010 and incorporated herein by reference).

10.17*	Employment Agreement, dated November 28, 2011, between Peerless Mfg. Co. and Warren Hayslip (filed as Exhibit 10.1 to the Current Report Form 8-K filed by PMFG, Inc. on November 29, 2011 and incorporated herein by reference).

10.18*	1995 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.19*	2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.20*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.21*	Amendment No. 1 to PMFG, Inc. 2007 Stock Incentive Plan, dated November 17, 2011 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 18, 2011 and incorporated herein by reference).

10.22*	Form of Non-Employee Director Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.23*	Form of Executive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on February 9, 2005 and incorporated herein by reference).

10.24*	Form of Restricted Stock Agreement under the 2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 4, 2005 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.25*	Form of Nonqualified Stock Option Award Agreement under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.26*	Form of Restricted Stock Award Agreement for Employees under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.27*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the PMFG, Inc. 2007 Stock Incentive Plan, modified as of August 15, 2008 to substitute PMFG, Inc. for Peerless Mfg. Co. as a result of the holding company reorganization (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on November 16, 2007 and incorporated herein by reference).

10.28*	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-148577) filed by PMFG, Inc. on January 10, 2008 and incorporated herein by reference).

10.29	CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 12, 2010 and incorporated herein by reference).

10.30	Contract of Sale, dated September 14, 2011, between Peerless Mfg. Co. and SSAE Development, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 15, 2011).

10.31	AIA Document A101-2007 Standard Contract for Construction, dated March 12, 2012, between Peerless Mfg. Co. and Schwob Building Company, Ltd. (filed as Exhibit 1.01 to the Current Report on Form 8-K filed by PMFG, Inc. on March 14, 2012 and incorporated herein by reference).

21.1	Subsidiaries of PMFG, Inc.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Indicates furnished herewith.