Form 10-Q
period 2012-09-29
PMFG, Inc.
filed 2012-11-08
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The number of shares of the registrant’s common stock outstanding on November 1, 2012, was 20,920,255.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 30, 2012 and Part II of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

ASSETS	September 29, 2012	June 30, 2012
	(unaudited)
Current assets:
Cash and cash equivalents	$60,113	$52,286
Restricted cash	8,130	7,927
Accounts receivable -trade, net of allowance for doubtful accounts of $274 and $650 at September 29, 2012 and June 30, 2012, respectively	22,003	32,428
Inventories, net	6,980	6,478
Costs and earnings in excess of billings on uncompleted contracts	19,267	14,635
Income taxes receivable	4,018	4,101
Deferred income taxes	1,191	1,191
Other current assets	3,513	3,240

Total current assets	125,215	122,286
Property, plant and equipment, net	9,589	9,522
Intangible assets, net	20,456	20,731
Goodwill	30,429	30,429
Other assets	1,003	311

Total assets	$186,692	$183,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,878	$18,539
Billings in excess of costs and earnings on uncompleted contracts	12,592	11,797
Commissions payable	1,438	1,437
Income taxes payable	1,130	595
Accrued product warranties	2,436	2,615
Customer deposits	2,672	3,241
Accrued liabilities and other	7,534	6,795

Total current liabilities	47,680	45,019
Deferred income taxes	6,180	6,180
Other non-current liabilities	1,170	1,194
Commitments and contingencies
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at September 29, 2012 or June 30, 2012	—	—
Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 20,920,255 and 20,773,878 shares at September 29, 2012 and June 30, 2012, respectively	209	208
Additional paid-in capital	96,418	96,072
Accumulated other comprehensive loss	(1,487)	(1,913)
Retained earnings	34,883	35,194

Total PMFG, Inc.’s stockholders’ equity	130,023	129,561
Noncontrolling interest	1,639	1,325

Total equity	131,662	130,886

Total liabilities and equity	$186,692	$183,279

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended
	September 29, 2012	October 1, 2011
	(unaudited)
Revenue	$32,977	$29,088
Cost of goods sold	21,585	20,380

Gross profit	11,392	8,708
Operating expenses
Sales and marketing	3,067	2,895
Engineering and project management	2,324	1,985
General and administrative	5,541	4,975

	10,932	9,855

Operating income (loss)	460	(1,147)
Other income (expense)
Interest income	10	10
Interest expense	(105)	(427)
Loss on extinguishment of debt	(291)	—
Foreign exchange loss	(82)	(458)
Other income	1	21

	(467)	(854)

Loss before income taxes	(7)	(2,001)
Income tax benefit	1	831

Net loss	$(6)	$(1,170)

Less net earnings (loss) attributable to noncontrolling interest	$305	$(19)

Net loss attributable to PMFG	$(311)	$(1,151)

Loss applicable to PMFG common stockholders	$(311)	$(1,151)

Basic and diluted loss per share	$(0.01)	$(0.07)

Weighted-average shares outstanding:
Basic and diluted shares outstanding	20,917	17,670

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended
	September 29, 2012	October 1, 2011
	(unaudited)
Net loss	$(6)	$(1,170)
Other comprehensive income (loss):
Foreign currency translation adjustment	435	(438)

Other comprehensive income (loss)	435	(438)
Comprehensive income (loss)	429	(1,608)
Comprehensive income (loss) attributable to noncontrolling interests	314	(12)

Comprehensive income (loss) attributable to PMFG, Inc.	$115	$(1,596)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non Controlling Interest	Total Equity
Balance at June 30, 2012	20,774	$208	$96,072	$35,194	$(1,913)	$129,561	$1,325	$130,886
Comprehensive income
Net (loss) earnings				(311)		(311)	305	(6)
Foreign currency translation adjustment					426	426	9	435

Total comprehensive income						115	314	429
Stock grants, net of forfeitures	146	1	346			347		347

Balance at September 29, 2012	20,920	$209	$96,418	$34,883	$(1,487)	$130,023	$1,639	$131,662

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	September 29, 2012	October 1, 2011
	(unaudited)
Cash flows from operating activities:
Net loss	$(6)	$(1,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	679	665
Amortization of deferred finance charges	15	92
Stock-based compensation	347	973
Bad debt expense	805	17
Inventory valuation reserve	(43)	(33)
Provision for warranty expense	414	345
Loss on extinguishment of debt	291	—
Loss on disposal of property	19	—
Foreign exchange loss	82	458
Changes in operating assets and liabilities:
Accounts receivable	9,741	6,005
Inventories	(456)	(239)
Costs and earnings in excess of billings on uncompleted contracts	(4,566)	(1,985)
Other current assets	(107)	224
Accounts payable	1,357	76
Billings in excess of costs and earnings on uncompleted contracts	795	1,048
Commissions payable	1	(466)
Income taxes	618	(848)
Product warranties	(593)	(478)
Accrued liabilities and other	(165)	(406)

Net cash provided by operating activities:	9,228	4,278
Cash flows from investing activities:
Decrease in restricted cash	6	1,757
Purchases of property and equipment	(481)	(473)
Advance payment of license agreement	—	(248)

Net cash (used in) provided by investing activities	(475)	1,036
Cash flows from financing activities:
Payment of debt	—	(650)
Payment of debt issuance costs	(630)	—
Payment of deferred consideration costs	(14)	—

Net cash used in financing activities	(644)	(650)

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

(In thousands)

	Three months ended
	September 29, 2012	October 1, 2011
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	(282)	(1,492)

Net increase in cash and cash equivalents	7,827	3,172
Cash and cash equivalents at beginning of period	52,286	12,905

Cash and cash equivalents at end of period	$60,113	$16,077

Supplemental information on cash flow:
Income taxes received	$842	$—
Interest paid	$175	$366

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of September 29, 2012 and for the three months ended September 29, 2012 and October 1, 2011 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2013 and 2012 ended on September 29, 2012, and October 1, 2011, respectively. References to “fiscal 2013” and “fiscal 2012” refer to fiscal years ended June 29, 2013 and June 30, 2012, respectively.

Basis of Consolidation

The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless China Manufacturing Co. Ltd (“PCMC”), formerly known as Peerless Manufacturing (Zhenjiang) Co. Ltd. The non-controlling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statements of Operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of September 29, 2012, cash held in the United States exceeded federally insured limits by $24.5 million. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $8.1 million and $7.9 million as of September 29, 2012 and June 30, 2012, respectively. Foreign restricted cash balances were $8.1 million and $7.8 million as of September 29, 2012 and June 30, 2012, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Three months ended
	September 29, 2012	October 1, 2011
Balance at beginning of period	$650	$600
Bad debt expense	805	17
Accounts written off	(1,181)	(46)

Balance at end of period	$274	$571

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the fair value of the net assets acquired upon acquisition. Goodwill is not amortized, however, it is measured at the reporting unit level to test for impairment annually, in the fourth quarter, or more frequently if conditions indicate an earlier review is necessary. A discounted future cash flow analysis is primarily used to determine whether impairment exists. If the fair value of a reporting unit is less than the carrying amount, then the Company writes down goodwill to its estimated fair value.

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

The Company provides certain products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods, where revenue and cost of sales are recognized in accordance with accounting rules relating to construction-type and production-type contracts. Amounts recognized in revenue are calculated using the percentage of cost completed, generally on a cumulative cost to total cost basis. This method requires the Company to make estimates regarding the total costs of the project, which impacts the amount of gross margin the Company recognizes in each reporting period. The Company routinely reviews its estimates relating to total estimated contract profit or loss and recognizes changes in those estimates as they are determined. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. Anticipated losses on these contracts are recorded in full in the period in which they become evident. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.

Contracts that are considered short-term in nature and require less product customization are accounted for under the completed contract method. Revenue under the completed contract method is recognized upon shipment of the product.

Pre-contract, Start-up and Commissioning Costs

The Company does not consider the realization of any individual sales order as probable prior to order acceptance.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Therefore, pre-contract costs incurred prior to sales order acceptance are included as a component of operating expenses when incurred. Some of the Company’s contracts require the installation and placing in service of the product after it is distributed to the end user. The costs associated with the start-up and commissioning of these projects are estimated and recorded in cost of goods sold in the period in which the revenue is recognized. Estimates are based on historical experience and expectation of future conditions.

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

The Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In the event that actual results differ from these estimates, the Company’s provision for income taxes could be materially impacted.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 43,200 shares of common stock and warrants to acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for the three months ended September 29, 2012, because they were anti-dilutive. Options to acquire 55,200 shares of common stock and warrants to acquire 1,310,673 shares of common stock were omitted from the calculation of dilutive securities for the three months ended October 1, 2011, because they were anti-dilutive.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

2. INVENTORIES

Principal components of inventories are as follows (in thousands):

	September 29, 2012	June 30, 2012
Raw materials	$3,278	$2,991
Work in progress	3,521	3,330
Finished goods	370	341

	7,169	6,662
Reserve for obsolete and slow-moving inventory	(189)	(184)

	$6,980	$6,478

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	September 29, 2012	June 30, 2012
Costs incurred on uncompleted contracts and estimated earnings	$75,190	$64,503
Less billings to date	(68,515)	(61,665)

	$6,675	$2,838

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	September 29, 2012	June 30, 2012
Costs and earnings in excess of billings on uncompleted contracts	$19,267	$14,635
Billings in excess of costs and earnings on uncompleted contracts	(12,592)	(11,797)

	$6,675	$2,838

4. GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

There were no changes in the carrying amount of goodwill for the three months ended September 29, 2012.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

4. GOODWILL AND OTHER INTANGIBLE ASSETS – CONTINUED

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Estimated Useful Life (Years)	Gross Value September 29, 2012	Accumulated Amortization	Net Book Value September 29, 2012	Gross Value June 30, 2012	Accumulated Amortization	Net Book Value June 30, 2012
Design guidelines	Indefinite	$6,940	$—	$6,940	$6,940	$—	$6,940
Customer relationships	11	7,940	(2,934)	5,006	7,940	(2,769)	5,171
Trade names	Indefinite	4,729	—	4,729	4,729	—	4,729
Licensing agreements	5	2,199	(1,943)	256	2,199	(1,833)	366
Acquired backlog	0.7	6,801	(6,801)	—	6,801	(6,801)	—

		$28,609	$(11,678)	$16,931	$28,609	$(11,403)	$17,206

Amortization expense of $0.3 million was recorded to the Consolidated Statements of Operations for both the three months ended September 29, 2012 and October 1, 2011. The Company’s estimated amortization for each of the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense for the Fiscal Years Ended
June 29, 2013	$ 1,027
June 28, 2014	660
June 27, 2015	585
July 02, 2016	510
July 01, 2017	509

CEFCO Licensing Agreement

In July 2010, the Company entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO Global Clean Energy, LLC, a Texas limited liability company (“CEFCO”). In November 2011, the Company announced the successful completion of large scale prototype tests associated with the first two pollution control modules of the CEFCO processing equipment. The Company and CEFCO are seeking a sponsor to conduct a pilot program at a potential customer facility to complete additional testing of the CEFCO technology. The Company advanced $1.1 million to CEFCO at the inception of the License Agreement. The Company has recorded certain additional costs incurred related to the construction and testing of a scaled version of the technology as advances on future payments due under the License Agreement. As of September 29, 2012 and June 30, 2012, $3.5 million was included in Intangibles, net. Amortization of the License Agreement will be recognized over the life of the License Agreement (10 years) commencing after the initial sale, construction and commissioning of a full scale version of the CEFCO processing equipment.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

5. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Three months ended
	September 29, 2012	October 1, 2011
Balance at beginning of period	$2,615	$2,575
Provision for warranty expenses	414	345
Warranty charges	(593)	(478)

Balance at end of period	$2,436	$2,442

6. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	September 29, 2012	June 30, 2012
Accrued start-up and commissioning expense	$363	$363
Accrued compensation	2,459	2,562
Accrued professional expenses	2,917	1,871
Deferred consideration related to Burgess Manning GmbH acquisition	1,401	1,375
Other	394	624

	$7,534	$6,795

7. DEBT

In September 2012, the Company entered into a new Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and other financial institutions party thereto. The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million to be used for the purchase or refinancing of equipment for a new manufacturing facility in Denton, Texas (“Term Loan A”) and term loan commitments of $10.0 million to fund the construction of the new Denton facility (“Term Loan B”). All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company. The Company had no outstanding long-term debt obligations as of September 29, 2012.

The Company recorded $1.0 million of deferred financing costs in the three months ended September 29, 2012, related to the new Credit Agreement. Upon termination of the previous senior secured credit agreement, the Company wrote off $0.3 million in unamortized deferred financing costs as a loss on extinguishment of debt for the three months ended September 29, 2012.

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At September 29, 2012, the Company had no outstanding borrowings and approximately $9.1 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $2.2 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

7. DEBT – CONTINUED

The term loan commitments expire 18 months after the date of the Credit Agreement. Beginning June 30, 2014, the Company is required to make quarterly principal payments on the term loans that were incurred during that 18-month period. Term Loan A matures in 2019 and Term Loan B matures in 2022. The Credit Agreement also requires the Company to at all times maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans.

Interest on all loans must generally be paid quarterly. Interest rates on term loans use floating rates plus  1/2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters.

At September 29, 2012, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00 and a Debt Service Coverage Ratio (“DSC”) of not less than 1.50 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At September 29, 2012, the Company was in compliance with its debt covenant requirements.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.7 million) at September 29, 2012 and £6.0 million ($9.4 million) at June 30, 2012. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £4.1 million ($6.6 million) at September 29, 2012 and £4.1 million ($6.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At September 29, 2012, there was £5.7 million ($9.2 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2012, there was £5.9 million ($9.3 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary had debenture agreements used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.1 million) at September 29, 2012 and €4.8 million ($6.0 million) at June 30, 2012. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €1.1 million ($1.4 million) at September 29, 2012 and €1.1 million ($1.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At September 29, 2012, there was €3.5 million ($4.5 million) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements. At June 30, 2012, there was €3.5 million ($4.4 million) of outstanding stand-by letters of credit and bank guarantees under the debenture agreements.

8. COMMITMENTS AND CONTINGENCIES

Litigation

In June 2010, the Company received notice from a customer claiming approximately $9.1 million in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram (the “Alco Claim”). The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company has not received sufficient information to assess the validity of the Alco Claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram. The Company believes if any valid claim exists, the Company is entitled to be indemnified by Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

8. COMMITMENTS AND CONTINGENCIES – CONTINUED

At this time, the Company cannot estimate any potential range of loss that may result from the Alco Claim as the Company has not received sufficient information to assess its validity. No amount has been accrued in the financial statements for the Alco Claim as of September 29, 2012 or June 30, 2012. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site. The total costs accrued are $0.2 million at September 29, 2012 and June 30, 2012, and are related to the costs of monitoring and the preparation of environmental reports. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under the indemnification provisions of our purchase agreement with Nitram’s selling stockholders in the amount of $0.6 million. Funds were deposited into an escrow account that may be used to reimburse these costs.

Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10.9 million of the purchase price in escrow to reimburse the Company for indemnification and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the sellers in five installments. Certain claims made by the Company against the escrow are subject to a deductible equal to one percent of the purchase price paid by the Company for the Nitram acquisition. Prior to the final escrow payment release in October 2009, the Company had made claims relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $2.0 million against the escrow, and a total of $1.4 million was withheld from the release of the escrow amount, which represents the Company’s claims, less the one percent deductible, estimated at $0.6 million. Following the final escrow release in October 2009, the Company has made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9.5 million, related to the Alco Claim and the environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

Others Matters

In March 2012, the Company entered into an agreement to construct a new 80,000 square foot manufacturing facility located in Denton, Texas. The contract amount is $9.8 million and construction of the facility began in August 2012.

During the quarter ended September 29, 2012 the Company entered into an agreement related to a customer warranty claim. The agreement provided for the payment of cash, replacement of product within an established time frame, as needed, and a discount on future purchase orders received from the customer. The cash payment and estimated cost of future product replacement has been accrued or paid as of September 29, 2012. The discount on future purchase orders, if any, will be recognized in future periods.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

9. STOCKHOLDER RIGHTS PLAN

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

10. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended September 29, 2012 and October 1, 2011(in thousands, except share amounts):

	Three months ended
	September 29, 2012		October 1, 2011
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock	36,000	$291	36,000	$765
Restricted stock	110,377	894	38,438	816

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2012

11. SEGMENT INFORMATION – CONTINUED

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before general and administrative costs. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented. Segment information and reconciliation to operating profit for the three months ended September 29, 2012 and October 1, 2011 are presented below (in thousands).

	Three months ended
	September 29, 2012	October 1, 2011
Revenue:
Process Products	$28,715	$24,235
Environmental Systems	4,262	4,853

	$32,977	$29,088

Operating income (loss):
Process Products	$5,380	$3,352
Environmental Systems	621	476
Corporate and other unallocated expenses	(5,541)	(4,975)

	$460	$(1,147)

PMFG, Inc. and Subsidiaries

September 29, 2012

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

This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended June 30, 2012. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.

Our Business

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. We offer a broad range of separation and filtration products, Selective Catalytic Reduction Systems (“SCR Systems”), and other complementary products including specialty heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power facilities.

Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 54% in the three month period ended September 29, 2012 compared to 39% in the three month period ended October 1, 2011. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international sales will continue to be a significant percentage of our consolidated revenue in the future.

We believe our success depends on our ability to understand the complex operational demands of our customers and deliver systems and products that meet or exceed the indicated design specifications. Our success further depends on our ability to provide such products in a cost-effective manner and within the time frames established with our customers. Our gross profit during any particular period may be impacted by several factors, primarily shifts in our product mix, material cost changes, and warranty costs. Shifts in the geographic composition of our sales also can have a significant impact on our reported margins.

We have two reporting segments: Process Products and Environmental Systems. The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The primary product of our Environmental Systems business is SCR Systems. SCR Systems are integrated systems, with instruments, controls and related valves and piping. Our SCR Systems convert nitrogen oxide into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations.

PMFG, Inc. and Subsidiaries

September 29, 2012

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

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 30, 2012. Since the date of that report, there have been no material changes to our critical accounting policies.

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended
	September 29, 2012	October 1, 2011
Net revenue	100.0%	100.0%
Cost of goods sold	65.5	70.1

Gross profit	34.5	29.9
Operating expenses	33.2	33.9

Operating income (loss)	1.3	(4.0)
Other expense, net	(1.4)	(2.9)

Loss before income taxes	(0.1)	(6.9)
Income tax benefit	0.0	2.8

Net loss	(0.1)%	(4.1)%

PMFG, Inc. and Subsidiaries

September 29, 2012

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

•

Sales and marketing expenses – include payroll, employee benefits, stock-based compensation and other employee-related costs associated with sales and marketing personnel. Sales and marketing expenses also include travel and entertainment, advertising, promotions, trade shows, seminars and other programs and sales commissions paid to independent sales representatives.

•

Engineering and project management expenses – include payroll, employee benefits, stock-based compensation and other employee-related costs associated with engineering, project management and field service personnel. Additionally, engineering and project management expenses include the cost of sub-contracted engineering services.

•

General and administrative expenses – include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, human resources, information systems and other administrative employees. General and administrative costs also include board of director compensation and expenses, facility costs, insurance, audit fees, legal fees, professional services and other administrative fees.

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 54% and 39% of consolidated revenue in the three month periods ended September 29, 2012 and October 1, 2011, respectively. The following summarizes consolidated revenue (in thousands):

	Three months ended
	September 29,		October 1,
	2012	% of Total Revenue	2011	% of Total Revenue
Domestic	$15,260	46.3%	$17,767	61.1%
International	17,717	53.7%	11,321	38.9%

Total	$32,977	100.0%	$29,088	100.0%

Total revenue increased $3.9 million or 13.4% to $33.0 million in the quarter ended September 29, 2012, compared to prior year. The acquisition of Burgess Manning GmbH in November 2011 contributed $2.6 million of revenue for the quarter ended September 29, 2012. Additional increases in international revenue are attributable to growth in Asia resulting from both an increase in demand and our strategic decision to increase our sales focus on the international markets. Our international sales have traditionally been weighted toward Process Products, although there is increased quote activity related to Environmental Systems products and solutions.

Gross Profit. Our gross profit during any particular period may be impacted by several factors, primarily revenue volume, shifts in our product mix, material cost changes, warranty, start-up and commissioning costs. Shifts in the geographic composition of our revenue also can have a significant impact on our reported margins. The following summarizes revenue, cost of goods sold and gross profit (in thousands):

PMFG, Inc. and Subsidiaries

September 29, 2012

	Three months ended
	September 29,		October 1,
	2012	% of Total Revenue	2011	% of Total Revenue
Revenue	$32,977	100.0%	$29,088	100.0%
Cost of goods sold	21,585	65.5%	20,380	70.1%

Gross profit	$11,392	34.5%	$8,708	29.9%

Gross profit in the three month period ended September 29, 2012 increased $2.7 million compared to the comparable period of the prior year, and increased as a percentage of revenue from 29.9% in the prior year to 34.5% in the current year. The increase in gross profit as a percentage of revenue during the three months ended September 29, 2012, compared to the comparable period in the prior year related to changes in product and geographic mix, as well as increased focus on manufacturing costs. Gross profit percentage in the three months ended October 1, 2011 was further dampened by cost overruns on certain projects which were not present in the current period.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	September 29,		October 1,
	2012	% of Total Revenue	2011	% of Total Revenue
Sales and marketing	$3,067	9.3%	$2,895	10.0%
Engineering and project management	2,324	7.0%	1,985	6.8%
General and administrative	5,541	16.9%	4,975	17.1%

Total	$10,932	33.2%	$9,855	33.9%

Operating expenses increased $1.1 million or 10.9% for the three months ended September 29, 2012 compared to prior year. As a percentage of revenue, these expenses decreased to 33.2% during the three months ended September 29, 2012 from 33.9% during the three months ended October 1, 2011.

Our sales and marketing expenses increased $0.2 million primarily due to increased selling related expenses associated with higher revenue. Our engineering and project management expenses increased $0.3 million for the three months ended September 29, 2012 compared to the three months ended October 2, 2011 in line with the increased revenue. General and administrative expenses increased $0.6 million during the three months ended September 29, 2012 compared to the same period a year ago primarily due to a write off of a customer receivable that was identified to be uncollectible in the current period, and increased costs of maintaining foreign offices partially offset by lower stock-based compensation expense.

PMFG, Inc. and Subsidiaries

September 29, 2012

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	September 29, 2012	October 1, 2011
Interest income	$10	$10
Interest expense	(105)	(427)
Loss on extinguishment of debt	(291)	—
Foreign exchange gain (loss)	(82)	(458)
Other income (expense), net	1	21

Total other income (expense)	$(467)	$(854)

For the three months ended September 29, 2012, total other income and expense was a net expense of $0.5 million compared to $0.9 million in the prior year. Interest expense decreased $0.3 million from the prior year due to lower average debt balances outstanding. A $0.3 million write off of deferred financing charges associated with the refinancing of our senior secured credit agreement was recognized in the three months ended September 29, 2012. A loss on foreign exchange of $0.1 million was recognized in the quarter ended September 29, 2012 compared to $0.5 million in the prior year, primarily as a result of changes in the exchange rates of the Canadian dollar relative to the U.S. dollar and the euro relative to the British pound.

Income Taxes. Our effective income tax rates were 20.7% and 41.5% for the three months ended September 29, 2012 and October 1, 2011, respectively. For the quarter ended September 29, 2012, the effective tax rate was impacted by increased profits of our foreign subsidiaries which have a lower tax rate than the United States. For the quarter ended October 1, 2011 the effective tax rate varied from statutory rates because of income tax credits for our research and development expenditures.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 87% and 83% of our revenue in the three months ended September 29, 2012 and October 1, 2011, respectively.

The following summarizes Process Products revenue and operating income (in thousands):

	Three months ended
	September 29, 2012	October 1, 2011
Revenue	$28,715	$24,235
Operating income	5,380	3,352
Operating income as % of revenue	18.7%	13.8%

Process Products revenue increased $4.5 million or 18.5% to $28.7 million in the three months ended September 29, 2012, compared to prior year. The acquisition of Burgess Manning GmbH in November 2011 contributed $2.6 million of revenue in the

PMFG, Inc. and Subsidiaries

September 29, 2012

three months ended September 29, 2012. Additional revenue growth for the current year resulted from increased pressure product and nuclear revenue in Asia driven by our continued focused sales efforts in that region.

Process Products operating income for the three months ended September 29, 2012 increased $2.0 million, or 60.5%, compared to prior year. The increase in operating income in the three months ended September 29, 2012 was primarily a result of increased revenue in the segment. As a percentage of revenue, operating income was 18.7% and 13.8% for the three months ended September 29, 2012 and October 1, 2011, respectively. The increase in operating income as a percentage of revenue during the current year is attributed to a change in product mix as well as an increased focus on manufacturing costs.

Environmental Systems

The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR Systems. SCR Systems are integrated systems, with instruments, controls and related valves and piping. Our SCR Systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 13.0% and 17.0% of our revenue in the three months ended September 29, 2012 and October 1, 2011, respectively.

The following summarizes Environmental Systems revenue and operating income (in thousands):

	Three months ended
	September 29, 2012	October 1, 2011
Revenue	$4,262	$4,853
Operating income	621	476

Operating income as % of revenue	14.6%	9.8%

Environmental Systems revenue decreased $0.6 million or 12.2% to $4.3 million in the three months ended September 29, 2012, compared to prior year. The lower revenue reflects a decline in bookings in late fiscal 2011 and early fiscal 2012. Demand for SCR Systems has been dampened by continued delays in the implementation of published environmental regulations.

Environmental Systems operating income for the three months ended September 29, 2012 increased $0.1 million in comparison to the prior year. As a percentage of revenue, operating income increased to 14.6% during the three months ended September 29, 2012, from 9.8% for the three months ended October 1, 2011 as a result of lower selling and engineering costs relative to revenue.

General and Administrative Expenses

General and administrative expenses include those related to the corporate office, as well as general and administrative costs of international subsidiaries. General and administrative expenses increased $0.6 million or 11.4% in the quarter ended September 29, 2012 in comparison to the prior year. The increase was primarily due to the write off of a customer receivable that was identified to be uncollectible in the current period, and increased costs of maintaining foreign offices partially offset by lower stock-based compensation expense.

PMFG, Inc. and Subsidiaries

September 29, 2012

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 8 in the Notes to the Consolidated Financial Statements.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the three months ended and as of September 29, 2012 and October 1, 2011 (in millions):

	Three Months Ended
	September 29, 2012	October 1, 2011
Backlog at beginning of period	$99.9	$89.0
Net bookings	24.7	26.1
Revenue recognized	(33.0)	(29.1)

Backlog at end of period	$91.6	$86.0

Our backlog was approximately $91.6 million at September 29, 2012, compared to $99.9 million at June 30, 2012. At September 29, 2012, approximately 85% of our backlog related to Process Products sales orders with the balance pertaining to Environmental Systems sales orders. Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Of our backlog at September 29, 2012, we estimate approximately 80% of the revenue related to our existing backlog will be recognized in the next 12 months. Orders in backlog are subject to change, delays or cancellation by our customers.

Financial Position

Assets. Total assets increased by $3.4 million, or 1.9%, from $183.3 million at June 30, 2012, to $186.7 million at September 29, 2012. On September 29, 2012, we held cash, including restricted cash, and cash equivalents of $68.2 million, had working capital of $77.5 million and a current liquidity ratio of 2.6-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $60.2 million, working capital of $77.3 million, and a current liquidity ratio of 2.7-to-1.0 at June 30, 2012.

Liabilities and Equity. Total liabilities increased by $2.6 million, or 5.0%, from $52.4 million at June 30, 2012 to $55.0 million at September 29, 2012. The increase in our total liabilities is primarily attributed to an increase in accounts payable.

The increase in our stockholder’s equity of $0.8 million, or 0.6%, from $130.9 million at June 30, 2012 to $131.7 million at September 29, 2012 is attributable to stock awards and an increase in Other Comprehensive Income partially offset by our net loss for the three months ended September 29, 2012. Our ratio of debt (total liabilities)-to-equity was 0.4-to-1.0 at September 29, 2012 and June 30, 2012.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net

PMFG, Inc. and Subsidiaries

September 29, 2012

amount of these accounts, along with accounts payable, to determine our management of working capital. At September 29, 2012, the balance of these working capital accounts was $8.8 million compared to $16.7 million at June 30, 2012, reflecting a decrease of our investment in these working capital items of $7.9 million.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7 of Item 1 in the Notes to the Consolidated Financial Statements). As of September 29, 2012 and June 30, 2012, we had outstanding letters of credit and bank guarantees of $23.0 million and $22.1 million, respectively.

Our cash and cash equivalents were $68.2 million as of September 29, 2012 compared to $60.2 million at June 30, 2012, of which $8.1 million and $7.9 million were restricted as collateral for stand-by letters of credit and bank guarantees at September 29, 2012 and June 30, 2012, respectively. During the three months ended September 29, 2012, cash provided by operating activities was $9.2 million compared to cash provided by operating activities of $4.3 million for the three months ended October 1, 2011.

Cash used in investing activities was $0.5 million for the three months ended September 29, 2012, compared to cash provided by investing activities of $1.0 million for the three months ended October 1, 2011. Cash used in investing activities during the three months ended September 29, 2012 primarily related to purchases of property and equipment, partially offset by a reduction in cash restricted to serve as collateral against open letters of credit. Cash provided by investing activities during the three months ended October 1, 2011 primarily related to a reduction in cash restricted to serve as collateral against open letters of credit, partially offset by cash used to purchase property and equipment and to invest in the CEFCO manufacturing license agreement.

Cash used in financing activities during the three months ended September 29, 2012 was $0.6 million compared to cash used in financing activities of $0.7 million during the three months ended October 1, 2011. The cash used in financing activities for the three months ended September 29, 2012 primarily consisted of payment of debt issuance costs for new credit facility. The cash used in financing activities for the three months ended October 1, 2011 consisted of payment of long-term debt.

As a result of the events described above, our cash and cash equivalents during the three months ended September 29, 2012 increased by $7.8 million compared to an increase of $3.2 million during the three months ended October 1, 2011.

We are beginning construction of new manufacturing facilities in the United States and China. These facilities are intended to support anticipated future growth in product demand both domestically and internationally. We currently believe the China manufacturing facility will be primarily focused on projects within China. We intend to fund the construction of the facilities and acquisition of related equipment using both cash on hand and additional debt.

We believe we maintain adequate liquidity and the capacity to enter into letters of credit and guarantees to support existing operations and planned growth over the next 12 months.

PMFG, Inc. and Subsidiaries

September 29, 2012

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures from those disclosed in Item 7A of Part II of our Annual Report of Form 10-K for the year ended June 30, 2012.

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

During the three months ended September 29, 2012, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of part I of our Annual Report on 10-K for the year ended June 30, 2012.

PMFG, Inc. and Subsidiaries

September 29, 2012

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates furnished herewith.

PMFG, Inc. and Subsidiaries

September 29, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: November 8, 2012	/s/ Peter J. Burlage
Peter J. Burlage President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	/s/ Ronald L McCrummen
Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)