Form 10-Q
period 2012-12-29
PMFG, Inc.
filed 2013-02-07
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

The number of shares of the registrant’s common stock outstanding on February 1, 2013, was 20,920,255.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 29,	June 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,615	$52,286
Restricted cash	8,544	7,927
Accounts receivable—trade, net of allowance for doubtful accounts of $301 and $650 at December 29, 2012 and June 30, 2012, respectively	24,310	32,428
Inventories, net	6,846	6,478
Costs and earnings in excess of billings on uncompleted contracts	16,403	14,635
Income taxes receivable	2,090	4,101
Deferred income taxes	1,191	1,191
Other current assets	2,541	3,240

Total current assets	122,540	122,286

Property, plant and equipment, net	10,928	9,522
Intangible assets, net	20,181	20,731
Goodwill	30,429	30,429
Other assets	909	311

Total assets	$184,987	$183,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,534	$18,539
Billings in excess of costs and earnings on uncompleted contracts	12,819	11,797
Commissions payable	1,658	1,437
Income taxes payable	786	595
Accrued product warranties	1,997	2,615
Customer deposits	2,616	3,241
Accrued liabilities and other	5,381	6,795

Total current liabilities	42,791	45,019

Long-term debt	1,583	—
Deferred income taxes	6,180	6,180
Other long-term liabilities	957	1,194

Commitments and contingencies

Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at December 29, 2012 or June 30, 2012	—	—

Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 20,920,255 and 20,773,878 shares at December 29, 2012 and June 30, 2012, respectively	209	208
Additional paid-in capital	96,475	96,072
Accumulated other comprehensive loss	(1,284)	(1,913)
Retained earnings	35,349	35,194

Total PMFG, Inc.‘s stockholders’ equity	130,749	129,561
Noncontrolling interest	2,727	1,325

Total equity	133,476	130,886

Total liabilities and equity	$184,987	$183,279

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended		Six months ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue	$31,452	$37,721	$64,429	$66,809
Cost of goods sold	19,923	25,245	41,508	45,625

Gross profit	11,529	12,476	22,921	21,184
Operating expenses:
Sales and marketing	3,936	3,582	7,003	6,477
Engineering and project management	2,377	2,471	4,701	4,456
General and administrative	4,356	5,445	9,897	10,420

	10,669	11,498	21,601	21,353

Operating income (loss)	860	978	1,320	(169)
Other income (expense):
Interest income	7	7	17	16
Interest expense	(210)	(443)	(315)	(870)
Loss on extinguishment of debt	—	—	(291)	—
Foreign exchange gain (loss)	117	(211)	35	(668)
Other income	32	3	33	24

	(54)	(644)	(521)	(1,498)

Income (loss) before income taxes	806	334	799	(1,667)
Income tax benefit (expense)	(213)	(292)	(212)	539

Net income (loss)	593	42	587	(1,128)

Net income (loss) attributable to noncontrolling interest	127	(30)	432	(49)

Net income (loss) attributable to PMFG, Inc.	$466	$72	$155	$(1,079)

Weighted-average common shares outstanding:
Basic	20,920	17,679	20,919	17,675
Diluted	20,935	18,327	20,934	17,675
Basic earnings (loss) per common share	$0.02	$0.00	$0.01	$(0.06)

Diluted earnings (loss) per common share	$0.02	$0.00	$0.01	$(0.06)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Six months ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income (loss)	$593	$42	$587	$(1,128)

Other comprehensive income (loss):
Foreign currency translation adjustment	217	(178)	652	(616)

Other comprehensive income (loss)	217	(178)	652	(616)

Comprehensive income (loss)	810	(136)	1,239	(1,744)

Comprehensive income (loss) attributable to noncontrolling interests	141	(25)	455	(37)

Comprehensive income (loss) attributable to PMFG, Inc.	$669	$(111)	$784	$(1,707)

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2012	20,774	$208	$96,072	$35,194	$(1,913)	$129,561	$1,325	$130,886

Comprehensive income:
Net income				155		155	432	587
Foreign currency translation adjustment					629	629	23	652

Total comprehensive income						784	455	1,239
Stock grants, net of forfeitures	146	1	403			404		404

Equity contribution from noncontrolling interest in subsidiary							947	947

Balance at December 29, 2012	20,920	$209	$96,475	$35,349	$(1,284)	$130,749	$2,727	$133,476

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	December 29,	December 31,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$587	$(1,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,397	1,312
Amortization of deferred finance charges	76	186
Stock-based compensation	404	3,072
Excess tax benefits of stock-based compensation	—	(37)
Bad debt expense	1,010	(137)
Inventory valuation reserve	(59)	(179)
Provision for warranty expense	652	735
Loss on extinguishment of debt	291	—
Gain on disposal of property	(74)	—
Foreign exchange (gain) loss	(35)	668
Deferred tax expense	—	4
Changes in operating assets and liabilities:
Accounts receivable	7,144	4,845
Inventories	(309)	705
Costs and earnings in excess of billings on uncompleted contracts	(1,746)	(1,618)
Other current assets	781	367
Other assets	—	86
Accounts payable	(990)	2,008
Billings in excess of costs and earnings on uncompleted contracts	1,057	(989)
Commissions payable	221	(522)
Income taxes	2,202	(564)
Product warranties	(1,270)	(734)
Accrued liabilities and other	(980)	(747)

Net cash provided by operating activities:	10,359	7,333

Cash flows from investing activities:
Increase in restricted cash	(370)	(609)
Purchases of property and equipment	(2,224)	(2,482)
Net proceeds from sale of property	135	—
Advance payment of license agreement	—	(410)
Business acquisition, net of cash received	(1,344)	(2,164)

Net cash used in investing activities	(3,803)	(5,665)

Cash flows from financing activities:
Payment of debt	—	(1,300)
Payment of debt issuance costs	(963)	(93)
Proceeds from long-term debt	1,583	—
Equity contribution from noncontrolling interest	947	—
Proceeds from exercise of stock options	—	27
Excess tax benefits from stock-based payment arrangements	—	37

Net cash provided by (used in) financing activities	1,567	(1,329)

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(In thousands)

	Six months ended
	December 29,	December 31,
	2012	2011
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	206	(739)

Net increase (decrease) in cash and cash equivalents	8,329	(400)

Cash and cash equivalents at beginning of period	52,286	12,905

Cash and cash equivalents at end of period	$60,615	$12,505

Supplemental information on cash flow:
Income taxes received	$2,475	$—
Interest paid	205	626

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

December 29, 2012

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of December 29, 2012 and for the three and six months ended December 29, 2012 and December 31, 2011 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2013 and 2012 ended on December 29, 2012, and December 31, 2011, respectively. References to “fiscal 2013” and “fiscal 2012” refer to fiscal years ended June 29, 2013 and June 30, 2012, respectively.

Basis of Consolidation

The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless China Manufacturing Co. Ltd. (“PCMC”), formerly known as Peerless Manufacturing (Zhenjiang) Co. Ltd. The non-controlling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statements of Operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of December 29, 2012, cash held in the United States exceeded federally insured limits by $10.2 million. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $8.5 million and $7.9 million as of December 29, 2012 and June 30, 2012, respectively. Foreign restricted cash balances were $8.0 million and $7.8 million as of December 29, 2012 and June 30, 2012, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

Accounts Receivable

The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms

PMFG, Inc. and Subsidiaries

December 29, 2012

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they are deemed to be uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period the payment is received.

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Six months ended
	December 29,	December 31,
	2012	2011
Balance at beginning of period	$650	$600
Bad debt expense	1,010	(137)
Accounts written off	(1,359)	(34)

Balance at end of period	$301	$429

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

PMFG, Inc. and Subsidiaries

December 29, 2012

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

The Company provides certain products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods, where revenue and cost of sales are recognized in accordance with accounting rules relating to construction-type and production-type contracts. Amounts recognized in revenue are calculated using the percentage of cost completed, generally on a cumulative cost to estimated total cost basis. This method requires the Company to make estimates regarding the total costs of the project at completion, which impacts the amount of gross margin the Company recognizes in each reporting period. The Company routinely reviews its estimates relating to estimated total costs at completion and recognizes changes in those estimates as they are determined. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. Anticipated losses on these contracts are recorded in full in the period in which they become evident. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.

Contracts that are considered short-term in nature and require less product customization are accounted for under the completed contract method. Revenue under the completed contract method is recognized upon shipment of the product.

Pre-contract, Start-up and Commissioning Costs

The Company does not consider the realization of any individual sales order as probable prior to order acceptance. Therefore, pre-contract costs incurred prior to sales order acceptance are included as a component of operating

PMFG, Inc. and Subsidiaries

December 29, 2012

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

expenses when incurred. Some of the Company’s contracts require the installation and placing in service of the product after it is distributed to the end user. The costs of start-up and commissioning and the related revenue associated with the relevant percentage of completion of these projects are recognized in the period incurred.

Warranty Costs

The Company provides to its customers product warranties for specific products during a defined period of time, generally less than 18 months after shipment of the product. Warranties cover the failure of a product to perform after it has been placed in service. The Company reserves for estimated future warranty costs in the period in which the revenue is recognized based on historical experience, expectation of future conditions, and the extent of backup concurrent supplier warranties in place. Warranty costs are included in the cost of goods sold.

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

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Warrants to acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for the six months ended December 29, 2012, because they were anti-dilutive. Options to acquire 47,200 shares of common stock and warrants to acquire 1,310,673 shares of common stock were omitted from the calculation of dilutive securities for the six months ended December 31, 2011, because they were anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

PMFG, Inc. and Subsidiaries

December 29, 2012

2. INVENTORIES

Principal components of inventories are as follows (in thousands):

	December 29,	June 30,
	2012	2012
Raw materials	$3,628	$2,991
Work in progress	3,007	3,330
Finished goods	406	341

	7,041	6,662
Reserve for obsolete and slow-moving inventory	(195)	(184)

	$6,846	$6,478

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	December 29,	June 30,
	2012	2012
Costs incurred on uncompleted contracts and estimated earnings	$71,359	$64,503
Less billings to date	(67,775)	(61,665)

	$3,584	$2,838

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	December 29,	June 30,
	2012	2012
Costs and earnings in excess of billings on uncompleted contracts	$16,403	$14,635
Billings in excess of costs and earnings on uncompleted contracts	(12,819)	(11,797)

	$3,584	$2,838

4. GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

There were no changes in the carrying amount of goodwill for the six months ended December 29, 2012.

PMFG, Inc. and Subsidiaries

December 29, 2012

4. GOODWILL AND OTHER INTANGIBLE ASSETS—CONTINUED

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted
	Average
	Estimated			Net Book			Net Book
	Useful Life	Gross Value	Accumulated	Value	Gross Value	Accumulated	Value
	(Years)	December 29, 2012	Amortization	December 29, 2012	June 30, 2012	Amortization	June 30, 2012
Design guidelines	Indefinite	$6,940	$—	$6,940	$6,940	$—	$6,940
Customer relationships	13	7,940	(3,099)	4,841	7,940	(2,769)	5,171
Trade names	Indefinite	4,729	—	4,729	4,729	—	4,729
Licensing agreements	5	2,199	(2,053)	146	2,199	(1,833)	366
Acquired backlog	0.7	6,801	(6,801)	—	6,801	(6,801)	—

		$28,609	$(11,953)	$16,656	$28,609	$(11,403)	$17,206

Amortization expense on finite-lived intangible assets for the three months ended December 29, 2012 and December 31, 2011 was $0.3 million and $0.2 million, respectively. Amortization expense on finite-lived intangible assets for the six months ended December 29, 2012 and December 31, 2011 was $0.6 million and $0.5 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

2013	$807
2014	660
2015	510
2016	510
2017	506

CEFCO Licensing Agreement

In July 2010, the Company entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO Global Clean Energy, LLC, a Texas limited liability company (“CEFCO”). In November 2011, the Company announced the successful completion of large scale prototype tests associated with the first two pollution control modules of the CEFCO processing equipment. The Company and CEFCO are seeking a sponsor to conduct a pilot program at a potential customer facility to complete additional testing of the CEFCO technology. The Company advanced $1.1 million to CEFCO at the inception of the License Agreement. The Company has recorded certain additional costs incurred related to the construction and testing of a scaled version of the technology as advances on future payments due under the License Agreement. As of December 29, 2012 and June 30, 2012, $3.5 million was included in Intangibles, net. Amortization of the License Agreement will be recognized over the life of the License Agreement (10 years) commencing after the initial sale, construction and commissioning of a full scale version of the CEFCO processing equipment.

PMFG, Inc. and Subsidiaries

December 29, 2012

5. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Six months ended
	December 29,	December 31,
	2012	2011
Balance at beginning of period	$2,615	$2,575
Provision for warranty expenses	652	735
Warranty charges	(1,270)	(651)

Balance at end of period	$1,997	$2,659

6. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	December 29,	June 30,
	2012	2012
Accrued start-up and commissioning expense	$230	$363
Accrued compensation	2,512	2,562
Accrued professional expenses	1,838	1,871
Deferred consideration related to Burgess Manning GmbH acquisition	80	1,375
Other	721	624

	$5,381	$6,795

In November 2011, the Company completed the acquisition of all of the outstanding shares of Burgess-Manning GmbH. Included in the purchase price was deferred consideration of €1.1 million ($1.5 million). As of December 29, 2012, the Company paid all deferred consideration except €60,000 ($80,000).

7. DEBT

Outstanding long-term debt obligations are as follows (in thousands):

		December 29,	June 30,
	Maturities	2012	2012
Revolving credit facility	2015	$—	$—
Term loan A	2019	—	—
Term loan B	2022	1,583	—

Total long-term debt		1,583	—
Less current maturities		—	—

Total long-term debt, net of current portion		$1,583	$—

In September 2012, the Company entered into a new Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and other financial institutions party thereto. The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million to be used for the purchase or refinancing of equipment for a new manufacturing facility in Denton, Texas (“Term Loan A”) and term loan commitments of $10.0 million to fund the construction of the new Denton facility (“Term Loan B”). All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company. During the quarter ended December 29, 2012, $1.6 million was drawn against Term Loan B.

PMFG, Inc. and Subsidiaries

December 29, 2012

7. DEBT—CONTINUED

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At December 29, 2012, there were no outstanding borrowings and approximately $9.2 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $3.8 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

The term loan commitments expire 18 months after the date of the Credit Agreement. Beginning June 30, 2014, the Company is required to make quarterly principal payments on the term loans that were incurred during that 18-month period. Term Loan A matures in 2019 and Term Loan B matures in 2022. The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans.

Interest on all loans must generally be paid quarterly. Interest rates on term loans use floating rates plus  1/2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters.

At December 29, 2012, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00 and a Debt Service Coverage Ratio (“DSC”) of not less than 1.50 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At December 29, 2012, the Company was in compliance with all of its debt covenants.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.7 million) at December 29, 2012 and £6.0 million ($9.4 million) at June 30, 2012. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £4.2 million ($6.8 million) at December 29, 2012 and £4.1 million ($6.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At December 29, 2012, there was £5.1 million ($8.2 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2012, there was £5.9 million ($9.3 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.3 million) at December 29, 2012 and €4.8 million ($6.0 million) at June 30, 2012. This facility was secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.8 million ($1.0 million) at December 29, 2012 and €1.1 million ($1.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At December 29, 2012, there was €2.5 million ($3.3 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2012, there was €3.5 million ($4.4 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

PMFG, Inc. and Subsidiaries

December 29, 2012

8. COMMITMENTS AND CONTINGENCIES

Litigation

In June 2010, the Company received notice from a customer claiming approximately $9.1 million in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram (the “Alco Claim”). The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company has not received sufficient information to assess the validity of the Alco Claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram. The Company believes if any valid claim exists, the Company is entitled to be indemnified by Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from the Alco Claim as the Company has not received sufficient information to assess its validity. No amount has been accrued in the financial statements for the Alco Claim as of December 29, 2012 or June 30, 2012. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facilities. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site. The total costs accrued are $0.2 million at December 29, 2012 and June 30, 2012, and are related to the costs of monitoring and the preparation of environmental reports. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under the indemnification provisions of our purchase agreement with Nitram’s selling stockholders in the amount of $0.6 million. Funds were deposited into an escrow account that may be used to reimburse these costs.

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

PMFG, Inc. and Subsidiaries

December 29, 2012

8. COMMITMENTS AND CONTINGENCIES—CONTINUED

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

Other Matters

In March 2012, the Company entered into an agreement to construct a new 80,000 square foot manufacturing facility located in Denton, Texas. The contract amount is $9.8 million and construction of the facility began in August 2012.

During the six months ended December 29, 2012, the Company entered into an agreement related to a customer warranty claim. The agreement provided for the payment of cash by the Company, replacement of product within an established time frame, as needed, and a discount on future purchase orders received from the customer. The discount on future purchase orders, if any, will be recognized in future periods.

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

10. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended December 29, 2012 and December 31, 2011 (in thousands, except share amounts):

	Six months ended
	December 29,		December 31,
	2012		2011
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock to directors	36,000	$291	36,000	$765
Restricted stock	110,377	894	38,438	816

PMFG, Inc. and Subsidiaries

December 29, 2012

10. STOCK-BASED COMPENSATION—CONTINUED

The fair value of the stock granted to the Board of Directors is recognized immediately. The Company recognizes compensation expense for restricted stock awards over the four-year vesting period based on the fair value of the awards on the grant date, net of forfeitures. The fair value of stock and restricted stock awards is based on the fair market value of the Company’s stock on the date of grant. The Company recognized $0.4 million and $3.1 million of stock-based compensation expense in the six months ended December 29, 2012 and December 31, 2011, respectively.

In October 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of our common stock in a filing with the SEC. This change in beneficial ownership constituted a change in control as defined in the Company’s 2007 Incentive Stock Plan, resulting in the acceleration of vesting of approximately 146,000 unvested restricted stock awards. The acceleration of vesting resulted in a charge of $2.1 million during the six months ended December 31, 2011, which was recorded consistent with employees’ compensation expense.

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

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before general and administrative costs. The Company does not allocate general and administrative expenses, assets, or expenditures for assets on a segment basis for internal management reporting, therefore, this information is not presented. Segment information and reconciliation to operating income (loss) for the three and six months ended December 29, 2012 and December 31, 2011 are presented below (in thousands).

	Three months ended		Six months ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Revenue:
Process Products	$28,480	$32,665	$57,195	$56,900
Environmental Systems	2,972	5,056	7,234	9,909

	$31,452	$37,721	$64,429	$66,809

Operating income (loss):
Process Products	$4,710	$5,527	$10,090	$8,879
Environmental Systems	506	896	1,127	1,372
Corporate and other unallocated expenses	(4,356)	(5,445)	(9,897)	(10,420)

	$860	$978	$1,320	$(169)

PMFG, Inc. and Subsidiaries

December 29, 2012

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

Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 53% in the six months ended December 29, 2012 compared to 45% in the six months ended December 31, 2011. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international sales will continue to be a significant percentage of our consolidated revenue in the future.

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

December 29, 2012

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

Despite existing concerns over safety and government regulations related to the construction of new nuclear power facilities and the re-commissioning of existing facilities, we believe rising nuclear capacity utilization rates and concerns about energy security and emissions will drive the increase for nuclear power generation, both domestically and internationally. China is expected to lead the global expansion of nuclear power generation growth. Recommissioning of existing nuclear facilities in the United States and France also will contribute to product demand.

We believe these market trends will drive the demand for both our separation/filtration products and our SCR Systems, creating significant opportunities for us. We face strong competition from numerous other providers of custom-engineered systems and products. We, along with other companies that provide alternative products and solutions, are affected by a number of factors, including, but not limited to, global economic conditions, level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution, as well as current and anticipated environmental regulations.

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 30, 2012. Since the date of that report, there have been no material changes to our critical accounting policies.

PMFG, Inc. and Subsidiaries

December 29, 2012

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended		Six months ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.3	66.9	64.4	68.3

Gross profit	36.7	33.1	35.6	31.7
Operating expenses	33.9	30.5	33.5	32.0

Operating income (loss)	2.8	2.6	2.1	(0.3)
Other expense, net	(0.2)	(1.7)	(0.8)	(2.2)

Income (loss) before income taxes	2.6	0.9	1.3	(2.5)
Income tax benefit (expense)	(0.7)	(0.7)	(0.3)	0.8

Net income (loss)	1.9%	0.2%	1.0%	(1.7)%

Net income (loss) attributable to noncontrolling interest	0.4	—	0.7	(0.1)

Net income (loss) attributable to PMFG, Inc.	1.5	0.2%	0.3	(1.6)%

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

Quarter Ended December 29, 2012 Compared to Quarter Ended December 31, 2011

Results of Operations – Consolidated

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 53% and 49% of consolidated revenue in the quarters ended December 29, 2012 and December 31, 2011, respectively. The following summarizes consolidated revenue (in thousands):

PMFG, Inc. and Subsidiaries

December 29, 2012

	Three months ended
	December 29, 2012	% of Total Revenue	December 31, 2011	% of Total Revenue
Domestic	$14,883	47.3%	$19,272	51.1%
International	16,569	52.7%	18,449	48.9%

Total	$31,452	100.0%	$37,721	100.0%

Total revenue decreased $6.2 million, or 16.6%, to $31.5 million in the second quarter of fiscal 2013 compared to the same period in fiscal 2012. Reduced activity in both our Environmental Systems and Process Products segments contributed to the decrease in revenue in the second quarter of fiscal 2013 compared to fiscal 2012.

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

	Three months ended
	December 29, 2012	% of Total Revenue	December 31, 2011	% of Total Revenue
Revenue	$31,452	100.0%	$37,721	100.0%
Cost of goods sold	19,923	63.3%	25,245	66.9%

Gross profit	$11,529	36.7%	$12,476	33.1%

Gross profit in the second quarter of fiscal 2013 decreased $1.0 million compared to the same period in fiscal 2012 attributed to the decreased revenue in the period. The increase in gross profit, as a percentage of revenue, during the second quarter of fiscal 2013 compared to the same period last year resulted from lower than previously estimated costs on certain projects, improved manufacturing efficiencies, and changes in product mix.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	December 29, 2012	% of Total Revenue	December 31, 2011	% of Total Revenue
Sales and marketing	$3,936	12.5%	$3,582	9.5%
Engineering and project management	2,377	7.6%	2,471	6.6%
General and administrative	4,356	13.8%	5,445	14.4%

Total	$10,669	33.9%	$11,498	30.5%

Operating expenses decreased $0.8 million, or 7.2%, for the second quarter of fiscal 2013 compared to the same period in fiscal 2012. As a percentage of revenue, these expenses increased to 33.9% during the second quarter of fiscal 2013, from 30.5% during the same period last year.

Our sales and marketing expenses increased $0.4 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, primarily due to higher commissions’ expense and increased costs associated with additional sales resources located in China. Our engineering and project management expenses decreased $0.1 million in the second quarter of fiscal 2013 compared to the same period in fiscal 2012. General and administrative expenses decreased $1.0 million during the second quarter of fiscal 2013 compared to the same period last year, primarily due to the expense of $2.1 million for accelerated vesting of restricted stock in the second quarter of fiscal 2012 that was not replicated in the same period in fiscal 2013, partially offset by increased costs of maintaining foreign offices, and increased professional services’ fees.

PMFG, Inc. and Subsidiaries

December 29, 2012

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	December 29, 2012	December 31, 2011
Interest income	$7	$7
Interest expense	(210)	(443)
Foreign exchange gain (loss)	117	(211)
Other income (expense), net	32	3

Total other income (expense)	$(54)	$(644)

For the second quarter of fiscal 2013, total other income and expense was a net expense of $0.1 million compared to $0.6 million in the second quarter of fiscal 2012. Interest expense decreased $0.2 million in the second quarter of fiscal 2013 from the same period last year due to lower average debt balances outstanding. A gain on foreign exchange of $0.1 million was recognized in the second quarter of fiscal 2013, driven largely by positive movements in the euro relative to the British pound, compared to a loss of $0.2 million in the same period last year, primarily as a result from changes in the exchange rates of the Canadian dollar and the euro relative to the U.S. dollar.

Income Taxes. Our effective income tax rates were 26.4% and 87.4% for the quarters ended December 29, 2012 and December 31, 2011, respectively. For the second quarter of fiscal 2013, the effective tax rate was impacted by increased profits of our foreign subsidiaries that have a lower relative effective tax rate.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 91% and 87% of our revenue in the quarters ended December 29, 2012 and December 31, 2011, respectively.

The following summarizes Process Products revenue and operating income (in thousands):

	Three months ended
	December 29,	December 31,
	2012	2011
Revenue	$28,480	$32,665
Operating income	4,710	5,527

Operating income as % of revenue	16.5%	16.9%

Process Products revenue decreased $4.2 million, or 12.8%, to $28.5 million in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012. In the current quarter, we saw lengthening cycles in the quotation approval process on our active quotes and we have experienced customer-driven delays in the required completion date on some of the orders in our backlog, both of which have combined to result in lower revenue this quarter than in the comparable period last fiscal year.

PMFG, Inc. and Subsidiaries

December 29, 2012

Process Products operating income for the second quarter of fiscal 2013 decreased $0.8 million, or 14.8%, compared to the second quarter of fiscal 2012. The decrease in operating income in the second quarter of fiscal 2013 was primarily a result of decreased revenue in the period. As a percentage of revenue, operating income remained relatively flat at 16.5% and 16.9% for the quarters ended December 29, 2012 and December 31, 2011, respectively.

Environmental Systems

The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR Systems. SCR Systems are integrated systems, with instruments, controls and related valves and piping. Our SCR Systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 9.0% and 13.0% of our revenue in the quarters ended December 29, 2012 and December 31, 2011, respectively.

The following summarizes Environmental Systems revenue and operating income (in thousands):

	Three months ended
	December 29,	December 31,
	2012	2011
Revenue	$2,972	$5,056
Operating income	506	896

Operating income as % of revenue	17.0%	17.7%

Environmental Systems revenue decreased $2.1 million, or 41.2%, to $3.0 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The lower revenue reflects dampened demand for SCR Systems brought about by continued delays in the implementation of published environmental regulations.

Environmental Systems operating income for the second quarter of fiscal 2013 decreased $0.4 million compared to the second quarter of fiscal 2012. As a percentage of revenue, operating income remained relatively flat at 17.0% in the second quarter of fiscal 2013, compared to 17.7% in the second quarter of fiscal 2012.

Six Months Ended December 29, 2012 Compared to Six Months Ended December 31, 2011

Results of Operations – Consolidated

Revenue. The following table summarizes consolidated revenue (in thousands):

	Six months ended
	December 29, 2012	% of Total Revenue	December 31, 2011	% of Total Revenue
Domestic	$30,143	46.8%	$37,039	55.4%
International	34,286	53.2%	29,770	44.6%

Total	$64,429	100.0%	$66,809	100.0%

For the six months ended December 29, 2012, total revenue decreased $2.4 million, or 3.6%, compared to the six months ended December 31, 2011. Domestic revenue decreased $6.9 million, or 18.6%, in the six months ended December 29, 2012 when compared to the same period last year. Growth in the Asia-Pacific region spurned by China’s investment in natural gas infrastructure and the overlap impact of the acquisition of Burgess-Manning GmbH in the second quarter of fiscal 2012 were offset by decreased domestic revenue in both our Process Products and Environmental Systems segments.

PMFG, Inc. and Subsidiaries

December 29, 2012

Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit (in thousands):

	Six months ended
	December 29, 2012	% of Total Revenue	December 31, 2011	% of Total Revenue
Revenue	$64,429	100.0%	$66,809	100.0%
Cost of goods sold	41,508	64.4%	45,625	68.3%

Gross profit	$22,921	35.6%	$21,184	31.7%

Gross profit increased $1.7 million in the six months ended December 29, 2012, or 8.2%, compared to the six months ended December 31, 2011. Gross profit, as a percentage of revenue, increased to 35.6% for the six months ended December 29, 2012 compared to 31.7% for the six months ended December 31, 2011. The increase in gross profit as a percentage of revenue during the six months ended December 29, 2012, compared to the six months ended December 31, 2011 related to changes in product mix and improved manufacturing efficiencies. Gross profit percentage in the six months ended December 31, 2011 was further dampened by cost overruns on certain projects which were not present in the current period.

Operating Expenses. The following table summarizes operating expenses (in thousands):

	Six months ended
	December 29, 2012	% of Total Revenue	December 31, 2011	% of Total Revenue
Sales and marketing	$7,003	10.9%	$6,477	9.7%
Engineering and project management	4,701	7.3%	4,456	6.7%
General and administrative	9,897	15.4%	10,420	15.6%

Total	$21,601	33.5%	$21,353	32.0%

Operating expenses increased by $0.2 million in the six months ended December 29, 2012 compared to the six months ended December 31, 2011, primarily due to the expense of $2.1 million related to the accelerated vesting of approximately 146,000 shares of previously unvested restricted stock awards in the second quarter of fiscal 2012, which was not replicated in the current year, offset by increased costs of maintaining foreign offices and higher bad debt expense in the current year. As a percentage of revenue, operating expenses increased to 33.5% for the six months ended December 29, 2012, from 32.0% in the same period in fiscal 2012.

Our sales and marketing expenses increased $0.5 million in the six months ended December 29, 2012 compared to the same period last year, primarily due to higher commissions’ expense and increased costs associated with additional sales resources located in China. Our engineering and project management expense increased $0.2 million in the six months ended December 29, 2012 compared to the same period last year due largely to the addition of international engineering and project management resources. Our general and administrative expenses decreased $0.5 million in the six months ended December 29, 2012 compared to the same period last year. The decrease in general and administrative expense during the current six month period was primarily due to the expense of $2.1 million for accelerated vesting of restricted stock in the same period last year that was not replicated in the current six month period in fiscal 2013, partially offset by increased costs of maintaining foreign offices, and a write off of a customer receivable that was identified as uncollectible in the first quarter of fiscal 2013.

PMFG, Inc. and Subsidiaries

December 29, 2012

Other Income and Expense. The following table summarizes other income and expenses (in thousands):

	Six months ended
	December 29, 2012	December 31, 2011
Interest income	$17	$16
Interest expense	(315)	(870)
Loss on extinguishment of debt	(291)	—
Foreign exchange gain (loss)	35	(668)
Other income (expense), net	33	24

Total other income (expense)	$(521)	$(1,498)

For the six months ended December 29, 2012, other expense decreased by $1.0 million from $1.5 million for the six months ended December 31, 2011 to $0.5 million for the six months ended December 29, 2012. Interest expense during the six months ended December 29, 2012 decreased by $0.6 million compared to the same period last year on lower average debt balances outstanding. The six months ended December 29, 2012, reported a gain on foreign currency translation of $35,000, driven largely by positive movements in the euro relative to the British pound, compared to a loss of $0.7 million for the six months ended December 31, 2011, primarily as a result from changes in the exchange rates of the Canadian dollar and the euro relative to the U.S. dollar.

Income Taxes. Our effective income tax rates were 26.5% and 32.3% for the six months ended December 29, 2012 and December 31, 2011, respectively. For the six months ended December 29, 2012, the effective tax rate was impacted by increased profits of our foreign subsidiaries which have a lower relative effective tax rate, as well as positive adjustments to the previously filed tax returns.

Net Earnings (loss). Our net earnings increased by $1.7 million from a net loss of ($1.1) million in the six months ended December 31, 2011, to net earnings of $0.6 million in the six months ended December 29, 2012. The primary reason for the increase in net earnings was $2.1 million of stock based compensation that was recorded in the six months ended December 31, 2011 upon the accelerated vesting of previously unvested stock awards granted under our 2007 Stock Incentive Plan that was not replicated in the six months ended December 29, 2012.

Basic and diluted earnings (loss) per share attributable to our common stockholders increased to earnings of $0.01 per share for the six months ended December 29, 2012, from a loss of ($0.06) per share for the six months ended December 31, 2011.

Results of Operations – Segments

Process Products

Our Process Products segment represented 89% and 85% of our revenue for the six months ended December 29, 2012 and December 31, 2011, respectively.

The following table summarizes Process Products revenue and operating income (in thousands):

	Six months ended
	December 29, 2012	December 31, 2011
Revenue	$57,195	$56,900
Operating income	10,090	8,879

Operating income as % of revenue	17.6%	15.6%

PMFG, Inc. and Subsidiaries

December 29, 2012

Process Products revenue increased by $0.3 million or 0.5%, in the six months ended December 29, 2012 when compared to the six months ended December 31, 2011. The acquisition of Burgess Manning GmbH in the second quarter of fiscal 2012 contributed approximately $2.7 million more revenue in the six months ended December 29, 2012 compared to the comparable six months ended December 31, 2011 because of the additional three months of contribution. The overlap of Burgess-Manning GmbH was offset by the impact of a customer-driven project delay.

Process Products operating income in the six months ended December 29, 2012 increased by $1.2 million compared to the six months ended December 31, 2011. As a percentage of Process Products revenue, operating income was 17.6% in the six months ended December 29, 2012 compared to 15.6% in the same period last year. The increase in operating income as a percentage of sales is attributed to an improvement in the gross margin between the two periods generated by lower than previously estimated costs on certain projects and relative product mix.

Environmental Systems

Our Environmental Systems segment represented 11% and 15% of our revenue for the six months ended December 29, 2012 and December 31, 2011, respectively.

The following table summarizes Environmental Systems revenue and operating income (in thousands):

	Six months ended
	December 29, 2012	December 31, 2011
Revenue	$7,234	$9,909
Operating income	1,127	1,372

Operating income as % of revenue	15.6%	13.8%

Revenue from Environmental Systems decreased $2.7 million, or 27.0% in the six months ended December 29, 2012, when compared to the six months ended December 31, 2011. The lower revenue reflects a dampened demand for SCR Systems brought about by continued delays in the implementation of published U.S. environmental regulations.

Environmental Systems operating income in the six months ended December 29, 2012 was relatively flat compared to the six months ended, December 31, 2011. As a percentage of revenue, operating income increased to 15.6% during the six months ended December 29, 2012 from 13.8% for the same period last year primarily as a result of lower selling and engineering costs relative to revenue.

General and Administrative Expenses

General and administrative expenses include those related to the corporate office, as well as general and administrative costs of international locations. General and administrative expenses decreased $0.5 million or 5.0% in the six months ended December 29, 2012 compared to the six months ended December 31, 2011. The decrease was primarily due to lower stock-based compensation expense partially offset by increased costs of maintaining foreign offices and higher bad debt expense in the current year.

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 8 in the Notes to the Consolidated Financial Statements.

PMFG, Inc. and Subsidiaries

December 29, 2012

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the six months ended and as of December 29, 2012 and December 31, 2011 (in millions):

	Six Months Ended
	December 29, 2012	December 31, 2011
Backlog at beginning of period	$99.9	$89.0
Net bookings	52.4	83.9
Acquired backlog	—	5.0
Revenue recognized	(64.4)	(66.9)

Backlog at end of period	$87.9	$111.0

Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Our backlog was down $23.1 million to $87.9 million at December 29, 2012, compared to $111.0 million at December 31, 2011. The decrease in backlog was the result of lower net bookings, reflecting significant international net bookings received in the second quarter of fiscal 2012, and the removal from backlog of a customer purchase order in the amount of $11.4 million in the fourth quarter of fiscal 2012. At December 29, 2012, approximately 85% of our backlog related to Process Products sales orders with the balance pertaining to Environmental Systems sales orders. Approximately 14% of our backlog at December 29, 2012 remains on customer hold. Although the customer has communicated they expect the capital project to move forward, the timing and impact on our project scope is not yet known. Orders in backlog are subject to change, delays or cancellation by our customers.

Financial Position

Assets. Total assets increased by $1.7 million, or 0.9%, from $183.3 million at June 30, 2012, to $185.0 million at December 29, 2012. On December 29, 2012, we held cash, including restricted cash, and cash equivalents of $69.2 million, had working capital of $79.7 million and a current liquidity ratio of 2.9-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $60.2 million, working capital of $77.3 million, and a current liquidity ratio of 2.7-to-1.0 at June 30, 2012.

Liabilities and Equity. Total liabilities decreased by $0.9 million, or 1.7%, from $52.4 million at June 30, 2012 to $51.5 million at December 29, 2012. The decrease in our total liabilities is primarily attributed to a decrease in accounts payable and other accrued liabilities offset by an increase in billings in excess of costs and earnings on uncompleted contracts.

The increase in our stockholder’s equity of $2.6 million, or 2.0%, from $130.9 million at June 30, 2012 to $133.5 million at December 29, 2012 is attributable to an increase in contribution to non-controlling interest in a subsidiary, an increase in Other Comprehensive Income, stock awards, and our net earnings for the six months ended December 29, 2012. Our ratio of debt (total liabilities)-to-equity was 0.4-to-1.0 at December 29, 2012 and June 30, 2012.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically invoice our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At December 29, 2012, the balance of these working capital accounts was $10.4 million compared to $16.7 million at June 30, 2012, reflecting a decrease of our investment in these working capital items of $6.3 million.

PMFG, Inc. and Subsidiaries

December 29, 2012

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7 of Item 1 in the Notes to the Consolidated Financial Statements). As of December 29, 2012 and June 30, 2012, we had outstanding letters of credit and bank guarantees of $21.1 million and $22.1 million, respectively.

Our cash and cash equivalents were $69.2 million as of December 29, 2012 compared to $60.2 million at June 30, 2012, of which $8.5 million and $7.9 million were restricted as collateral for stand-by letters of credit and bank guarantees at December 29, 2012 and June 30, 2012, respectively. During the six months ended December 29, 2012, cash provided by operating activities was $10.4 million compared to cash provided by operating activities of $7.3 million for the six months ended December 31, 2011.

Cash used in investing activities was $3.8 million for the six months ended December 29, 2012, compared to cash used in investing activities of $5.7 million for the six months ended December 31, 2011. Cash used in investing activities during the six months ended December 29, 2012 primarily related to construction costs incurred to date on our new manufacturing facility in Denton, Texas, and payment of deferred consideration for the acquisition of Burgess Manning GmbH. Cash used in investing activities during the six months ended December 31, 2011 primarily related to the acquisition of Burgess Manning GmbH and purchases of property and equipment.

Cash provided by financing activities during the six months ended December 29, 2012 was $1.6 million compared to cash used in financing activities of $1.3 million during the six months ended December 31, 2011. The cash provided by financing activities for the six months ended December 29, 2012 primarily consisted of proceeds from long-term debt as we drew on our construction term loan and the equity contribution from a non-controlling interest in our China subsidiary, offset by payment of debt issuance costs for our new credit facility. The cash used in financing activities for the six months ended December 31, 2011 consisted of payment of long-term debt.

As a result of the events described above, our cash and cash equivalents during the six months ended December 29, 2012 increased by $8.3 million compared to a decrease of $0.4 million during the six months ended December 31, 2011.

We are constructing new manufacturing facilities in both the United States and China. These facilities are intended to support anticipated future growth in product demand both domestically and internationally. We believe the China manufacturing facility will be primarily focused on projects within China. We intend to fund the construction of the facilities and acquisition of related equipment using both cash on hand and additional debt.

We believe we maintain adequate liquidity and the capacity to enter into letters of credit and guarantees to support existing operations and planned growth over the next 12 months.

PMFG, Inc. and Subsidiaries

December 29, 2012

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

During the six months ended December 29, 2012, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PMFG, Inc. and Subsidiaries

December 29, 2012

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

PMFG, Inc. and Subsidiaries

December 29, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: February 7, 2013	/s/ Peter J. Burlage

Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2013	/s/ Ronald L McCrummen

Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)