Form 10-Q
period 2013-03-30
PMFG, Inc.
filed 2013-05-09
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

The number of shares of the registrant’s common stock outstanding on May 3, 2013, was 20,920,255.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 30,	June 30,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,735	$52,286
Restricted cash	8,170	7,927
Accounts receivable—trade, net of allowance for doubtful accounts of $300 and $650 at March 30, 2013 and June 30, 2012, respectively	21,556	32,428
Inventories, net	7,155	6,478
Costs and earnings in excess of billings on uncompleted contracts	17,902	14,635
Income taxes receivable	2,217	4,101
Deferred income taxes	1,191	1,191
Other current assets	3,329	3,240

Total current assets	118,255	122,286
Property, plant and equipment, net	18,141	9,522
Intangible assets, net	19,906	20,731
Goodwill	30,429	30,429
Other assets	852	311

Total assets	$187,583	$183,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,980	$18,539
Billings in excess of costs and earnings on uncompleted contracts	9,430	11,797
Commissions payable	1,778	1,437
Income taxes payable	485	595
Accrued product warranties	2,815	2,615
Customer deposits	2,640	3,241
Accrued liabilities and other	4,677	6,795

Total current liabilities	40,805	45,019
Long-term debt	5,129	—
Deferred income taxes	6,180	6,180
Other long-term liabilities	936	1,194
Commitments and contingencies
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at March 30, 2013 or June 30, 2012	—	—
Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 20,920,255 and 20,773,878 shares at March 30, 2013 and June 30, 2012, respectively	209	208
Additional paid-in capital	96,529	96,072
Accumulated other comprehensive loss	(2,031)	(1,913)
Retained earnings	35,896	35,194

Total PMFG, Inc.’s stockholders’ equity	130,603	129,561
Noncontrolling interest	3,930	1,325

Total equity	134,533	130,886

Total liabilities and equity	$187,583	$183,279

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$34,970	$35,498	$99,399	$102,307
Cost of goods sold	24,223	25,352	65,731	70,977

Gross profit	10,747	10,146	33,668	31,330
Operating expenses:
Sales and marketing	3,278	2,481	10,282	8,958
Engineering and project management	2,335	2,342	7,036	6,798
General and administrative	4,112	4,111	14,008	14,531

	9,725	8,934	31,326	30,287

Operating income	1,022	1,212	2,342	1,043
Other income (expense):
Interest income	12	6	29	22
Interest expense	(148)	(142)	(463)	(1,012)
Loss on extinguishment of debt	—	(347)	(291)	(347)
Foreign exchange gain (loss)	(32)	16	3	(652)
Other income (loss)	(1)	(17)	33	7

	(169)	(484)	(689)	(1,982)

Income (loss) before income taxes	853	728	1,653	(939)
Income tax benefit (expense)	(156)	285	(367)	824

Net income (loss)	697	1,013	1,286	(115)

Net income (loss) attributable to noncontrolling interest	152	(15)	584	(64)

Net income (loss) attributable to PMFG, Inc.	$545	$1,028	$702	$(51)

Weighted-average common shares outstanding:
Basic	20,920	19,137	20,919	18,162
Diluted	20,936	19,739	20,935	18,162
Basic earnings per common share	$0.03	$0.05	$0.03	$—

Diluted earnings per common share	$0.03	$0.05	$0.03	$—

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Nine months ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income (loss)	$697	$1,013	$1,286	$(115)
Other comprehensive income (loss):
Foreign currency translation adjustment	(749)	527	(97)	(89)

Other comprehensive income (loss)	(749)	527	(97)	(89)
Comprehensive income (loss)	(52)	1,540	1,189	(204)
Comprehensive income (loss) attributable to noncontrolling interests	150	(3)	605	(40)

Comprehensive income (loss) attributable to PMFG, Inc.	$(202)	$1,543	$584	$(164)

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2012	20,774	$208	$96,072	$35,194	$(1,913)	$129,561	$1,325	$130,886
Comprehensive income:
Net income				702		702	584	1,286
Foreign currency translation adjustment					(118)	(118)	21	(97)

Total comprehensive income						584	605	1,189
Stock grants, net of forfeitures	146	1	457			458		458
Equity contribution from noncontrolling interest in subsidiary							2,000	2,000

Balance at March 30, 2013	20,920	$209	$96,529	$35,896	$(2,031)	$130,603	$3,930	$134,533

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	March 30,	March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,286	$(115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,926	2,108
Amortization of deferred finance charges	132	245
Stock-based compensation	460	3,072
Excess tax benefits of stock-based compensation	—	(37)
Bad debt expense	1,008	(59)
Inventory valuation reserve	19	28
Provision for warranty expense	1,666	1,300
Loss on extinguishment of debt	291	347
(Gain) loss on disposal of property	(74)	17
Foreign exchange (gain) loss	(3)	652
Deferred tax expense	—	3
Changes in operating assets and liabilities:
Accounts receivable	9,894	3,600
Inventories	(693)	(526)
Costs and earnings in excess of billings on uncompleted contracts	(3,243)	(2,969)
Other current assets	(44)	(474)
Other assets	—	(10)
Accounts payable	459	2,349
Billings in excess of costs and earnings on uncompleted contracts	(2,330)	3,180
Commissions payable	341	(718)
Income taxes	1,775	(949)
Product warranties	(1,466)	(964)
Accrued liabilities and other	(1,644)	(611)

Net cash provided by operating activities:	9,760	9,469
Cash flows from investing activities:
Increase in restricted cash	(422)	(1,728)
Purchases of property and equipment	(9,912)	(2,769)
Net proceeds from sale of property	135	—
Advance payment of license agreement	—	(555)
Business acquistion, net of cash received	(1,363)	(2,351)

Net cash used in investing activities	(11,562)	(7,403)

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

(In thousands)

	Nine months ended
	March 30,	March 31,
	2013	2012
	(unaudited)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	44,411
Payment of debt	—	(12,571)
Payment of debt issuance costs	(963)	(94)
Payment of deferred consideration costs	—	(37)
Proceeds from long-term debt	5,129	—
Equity contribution from noncontrolling interest	2,000	—
Proceeds from exercise of stock options	—	27
Excess tax benefits from stock-based payment arrangements	—	37

Net cash provided by financing activities	6,166	31,773
Effect of exchange rate changes on cash and cash equivalents	85	(649)

Net increase in cash and cash equivalents	4,449	33,190
Cash and cash equivalents at beginning of period	52,286	12,905

Cash and cash equivalents at end of period	$56,735	$46,095

Supplemental information on cash flow:
Income taxes received	$2,475	$—
Interest paid	442	810

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of March 30, 2013 and for the three and nine months ended March 30, 2013 and March 31, 2012 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. References to “fiscal 2013” and “fiscal 2012” refer to fiscal years ended June 29, 2013 and June 30, 2012, respectively. The third quarter of fiscal 2013 and fiscal 2012 ended on March 30, 2013, and March 31, 2012, respectively.

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

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of March 30, 2013, cash held in the United States exceeded federally insured limits by $42.3 million. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $8.2 million and $7.9 million as of March 30, 2013 and June 30, 2012, respectively. Foreign restricted cash balances were $7.7 million and $7.8 million as of March 30, 2013 and June 30, 2012, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

Accounts Receivable

The Company’s accounts receivable are due from companies in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Nine months ended
	March 30,	March 31,
	2013	2012
Balance at beginning of period	$650	$600
Bad debt expense	1,008	(59)
Accounts written off	(1,358)	(94)

Balance at end of period	$300	$447

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

Routine maintenance costs are expensed as incurred. Major improvements that extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and amortized over the shorter of the estimated life or the remaining lease term.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of the Company’s debt approximates fair value as the debt bears interest at floating market rates.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

The Company had unrecognized tax benefits of $1.0 million and $0.7 million at March 30, 2013 and June 30, 2012, respectively. During the nine months ended March 30, 2013, unrecognized tax benefits increased by $0.6 million relating to current and prior year tax positions and decreased by $0.3 million due to settlement with taxing authorities.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Warrants to

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for the nine months ended March 30, 2013, because they were anti-dilutive. Options to acquire 43,200 shares of common stock and warrants to acquire 1,290,000 shares of common stock were omitted from the calculation of dilutive securities for the nine months ended March 31, 2012, because they were anti-dilutive.

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

2. INVENTORIES

Principal components of inventories are as follows (in thousands):

	March 30,	June,
	2013	2012
Raw materials	$4,278	$2,991
Work in progress	2,668	3,330
Finished goods	422	341

	7,368	6,662
Reserve for obsolete and slow-moving inventory	(213)	(184)

	$7,155	$6,478

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	March 30,	June 30,
	2013	2012
Costs incurred on uncompleted contracts and estimated earnings	$69,058	$64,503
Less billings to date	(60,586)	(61,665)

	$8,472	$2,838

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS—CONTINUED

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	March 30,	June 30,
	2013	2012
Costs and earnings in excess of billings on uncompleted contracts	$17,902	$14,635
Billings in excess of costs and earnings on uncompleted contracts	(9,430)	(11,797)

	$8,472	$2,838

4. GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

There were no changes in the carrying amount of goodwill for the nine months ended March 30, 2013.

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Estimated Useful Life (Years)	Gross Value March 30, 2013	Accumulated Amortization	Net Book Value March 30, 2013	Gross Value June 30, 2012	Accumulated Amortization	Net Book Value June 30, 2012
Design guidelines	Indefinite	$6,940	$—	$6,940	$6,940	$—	$6,940
Customer relationships	13	7,940	(3,265)	4,675	7,940	(2,769)	5,171
Trade names	Indefinite	4,729	—	4,729	4,729	—	4,729
Licensing agreements	5	2,199	(2,162)	37	2,199	(1,833)	366

		$21,808	$(5,427)	$16,381	$21,808	$(4,602)	$17,206

Amortization expense on finite-lived intangible assets was $0.3 million for each of the three months ended March 30, 2013 and March 31, 2012. Amortization expense on finite-lived intangible assets was $0.8 million for the nine months ended March 30, 2013 and March 31, 2012. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

2013	$558
2014	660
2015	510
2016	510
2017	506

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

4. GOODWILL AND OTHER INTANGIBLE ASSETS—CONTINUED

CEFCO Licensing Agreement

In July 2010, the Company entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO Global Clean Energy, LLC, a Texas limited liability company (“CEFCO”). In November 2011, the Company announced the successful completion of large scale prototype tests associated with the first two pollution control modules of the CEFCO processing equipment. The Company and CEFCO are seeking a sponsor to conduct a pilot program at a potential customer facility to complete additional testing of the CEFCO technology. The Company paid $1.1 million to CEFCO at the inception of the License Agreement. The Company has recorded certain additional costs incurred related to the construction and testing of a scaled version of the technology as advances on future payments due under the License Agreement. As of March 30, 2013 and June 30, 2012, $3.5 million was included in Intangibles, net. Amortization of the License Agreement will be recognized over the life of the License Agreement (10 years) commencing after the initial sale, construction and commissioning of a full scale version of the CEFCO processing equipment.

5. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Nine months ended
	March 30,	March 31,
	2013	2012
Balance at beginning of period	$2,615	$2,575
Provision for warranty expenses	1,666	1,300
Warranty charges	(1,466)	(881)

Balance at end of period	$2,815	$2,994

6. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	March 30,	June 30,
	2013	2012
Accrued start-up and commissioning expense	$230	$363
Accrued compensation	2,168	2,562
Accrued professional expenses	1,705	1,871
Deferred consideration related to
Burgess Manning GmbH acquisition	56	1,375
Other	518	624

	$4,677	$6,795

In November 2011, the Company completed the acquisition of all of the outstanding shares of Burgess-Manning GmbH. Included in the purchase was deferred consideration of €1.1 million ($1.5 million). As of March 30, 2013, the Company paid all deferred consideration except €37,000 ($56,000).

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

7. DEBT

Outstanding long-term debt obligations are as follows (in thousands):

		March 30,	June 30,
	Maturities	2013	2012
Term loan B	2022	5,129	—

Total long-term debt		5,129	—
Less current maturites		—	—

Total long-term debt, net of current portion		$5,129	$—

In September 2012, the Company entered into a new Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and other financial institutions party thereto. The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million to be used for the purchase of equipment for a new manufacturing facility in Denton, Texas (“Term Loan A”) and term loan commitments of $10.0 million to fund the construction of the new Denton facility (“Term Loan B”). All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company.

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At March 30, 2013, there were no outstanding borrowings and approximately $6.9 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $4.7 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

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

At March 30, 2013, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00 and a Debt Service Coverage Ratio (“DSC”) of not less than 1.50 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At March 30, 2013, the Company was in compliance with all of its debt covenants.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

7. DEBT – CONTINUED

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6 million ($9.1 million) at March 30, 2013 and £6.0 million ($9.4 million) at June 30, 2012. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £4.2 million ($6.4 million) at March 30, 2013 and £4.1 million ($6.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At March 30, 2013, there was £4.8 million ($7.3 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2012, there was £5.9 million ($9.3 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.2 million) at March 30, 2013 and €4.8 million ($6.0 million) at June 30, 2012. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.8 million ($1.0 million) at March 30, 2013 and €1.1 million ($1.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At March 30, 2013, there was €2.1 million ($2.7 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2012, there was €3.5 million ($4.4 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

8. COMMITMENTS AND CONTINGENCIES

Litigation

In June 2010, the Company received notice from a customer claiming approximately $9.1 million in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram (the “Alco Claim”). The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company has not received sufficient information to assess the validity of the Alco Claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram. The Company believes if any valid claim exists, the Company is entitled to be indemnified by Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from the Alco Claim as the Company has not received sufficient information to assess its validity. No amount has been accrued in the financial statements for the Alco Claim as of March 30, 2013 or June 30, 2012. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

In connection with the Company’s acquisition of Nitram and the related financing transactions, environmental site assessments were performed on both its existing manufacturing properties and Nitram’s properties in Cisco, Texas and Wichita Falls, Texas. These assessments involved visual inspection, testing of soil and groundwater, interviews with site personnel and a review of publicly available records. The results of these assessments indicated soil and groundwater contamination at the Vermont Street facility in Wichita Falls and groundwater concerns at the Jacksboro Highway facility in Wichita Falls and the Cisco facility. Additional sampling and evaluation of the groundwater concerns at Jacksboro Highway and Cisco facilities indicated levels of impact did not exceed applicable regulatory standards and that further investigation and remediation was not required. Soil remediation at the Vermont Street facility in Wichita Falls was completed in July 2009 and the Company will continue to monitor groundwater at and near the site. In October 2012, the Company sold the Vermont Street facility but retained the monitoring obligations and remediation costs, if any. The total costs accrued are $0.2 million at March 30, 2013 and June 30, 2012, and are related to the costs of monitoring and the preparation of environmental reports. The Company is seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under the indemnification provisions of the purchase agreement with Nitram’s selling stockholders in the amount of $0.6 million. Funds were deposited into an escrow account that may be used to reimburse these costs.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

8. COMMITMENTS AND CONTINGENCIES – CONTINUED

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

Other Matters

The Company has entered into certain non-cancelable agreements to construct manufacturing facilities in Denton, Texas and Zhenjiang, China. The estimated remaining cost to be incurred under such contracts is $8.2 million as of March 30, 2013.

During the nine months ended March 30, 2013, the Company entered into an agreement related to a customer warranty claim. The agreement provided for the payment of cash by the Company, replacement of product within an established time frame, as needed, and a discount on future purchase orders received from the customer. The discount on future purchase orders, if any, will be recognized in future periods.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

9. STOCKHOLDER RIGHTS PLAN—CONTINUED

On April 1, 2013, the Board of Directors amended the rights plan. The amendment provides that the rights issued pursuant to the rights agreement will expire on June 29, 2013 unless exchanged or redeemed prior to that date.

10. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended March 30, 2013 and March 31, 2012 (in thousands, except share amounts):

	Nine months ended
	March 30,		March 31,
	2013		2012
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock to directors	36,000	$291	36,000	$765
Restricted stock	110,377	894	38,438	816

The fair value of the stock granted to the Board of Directors is recognized immediately. The Company recognizes compensation expense for restricted stock awards over the four-year vesting period based on the fair value of the awards on the grant date, net of forfeitures. The fair value of stock and restricted stock awards is based on the fair market value of the Company’s stock on the date of grant. The Company recognized $0.5 million and $3.1 million of stock-based compensation expense in the nine months ended March 30, 2013 and March 31, 2012, respectively.

In October 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of our common stock in a filing with the SEC. This change in beneficial ownership constituted a change in control as defined in the Company’s 2007 Incentive Stock Plan, resulting in the acceleration of vesting of approximately 146,000 unvested restricted stock awards. The acceleration of vesting resulted in a charge of $2.1 million during the nine months ended March 31, 2012, which was recorded consistent with employees’ compensation expense.

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

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before general and administrative costs. The Company does not allocate general and administrative expenses, assets, or expenditures

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

11. SEGMENT INFORMATION—CONTINUED

for assets on a segment basis for internal management reporting, therefore, this information is not presented. Segment information and reconciliation to operating income (loss) for the three and nine months ended March 30, 2013 and March 31, 2012 are presented below (in thousands).

	Three months ended		Nine months ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Revenue:
Process Products	$27,397	$32,367	$84,592	$89,267
Environmental Systems	7,573	3,131	14,807	13,040

	$34,970	$35,498	$99,399	$102,307

Operating income (loss):
Process Products	$3,593	$4,972	$13,679	$13,851
Environmental Systems	1,541	351	2,671	1,723
Corporate and other unallocated expenses	(4,112)	(4,111)	(14,008)	(14,531)

	$1,022	$1,212	$2,342	$1,043

12. SUBSEQUENT EVENT

In April, 2013, the Company entered into an agreement to sell the existing manufacturing facility in Denton, Texas for $610,000. The transaction is expected to close in June 2013. The net proceeds of the sale will be used to repay a portion of the outstanding long-term debt. The Company will exit the facility upon completion of the new Denton facility.

PMFG, Inc. and Subsidiaries

March 30, 2013

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

Our Business

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. We offer a broad range of separation and filtration products, Selective Catalytic Reduction Systems (“SCR Systems”), and other complementary products including heat exchangers, pulsation dampeners and silencers. Our primary customers include equipment manufacturers, engineering contractors and operators of power facilities.

Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 49% in the nine months ended March 30, 2013 compared to 47% in the nine months ended March 31, 2012. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international sales will continue to be a significant percentage of our consolidated revenue in the future.

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

March 30, 2013

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

Despite existing concerns over safety and government regulations related to the construction of new nuclear power facilities and the re-commissioning of existing facilities, we believe rising nuclear capacity utilization rates and concerns about energy security and emissions will drive the increase for nuclear power generation, both domestically and internationally. China is expected to lead the global expansion of nuclear power generation growth. Re-commissioning of existing nuclear facilities in the United States and Europe also will contribute to product demand.

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

Recent Developments

On April 1, 2013, the Board of Directors amended the Rights Agreement, dated as of August 15, 2008 (the “Rights Agreement”), by and between PMFG, Inc. and Computershare Shareowner Services, LLC, (formerly known as Mellon Investor Services LLC), as Rights Agent. The Amendment provides that the rights issued pursuant to the Rights Agreement will expire on June 29, 2013 unless exchanged or redeemed prior to that date.

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 30, 2012. Since the date of that report, there have been no material changes to our critical accounting policies.

PMFG, Inc. and Subsidiaries

March 30, 2013

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended		Nine months ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.3	71.4	66.1	69.4

Gross profit	30.7	28.6	33.9	30.6
Operating expenses	27.8	25.2	31.5	29.6

Operating income	2.9	3.4	2.4	1.0
Other expense, net	(0.5)	(1.4)	(0.7)	(1.9)

Income before income taxes	2.4	2.0	1.7	(0.9)
Income tax benefit (expense)	(0.4)	0.9	(0.4)	0.8

Net income (loss)	2.0%	2.9%	1.3%	(0.1)%

Net income (loss) attributable to noncontrolling interest	0.4	—	0.6	(0.1)

Net income (loss) attributable to PMFG, Inc.	1.6%	2.9%	0.7%	(0.0)%

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

Quarter Ended March 30, 2013 Compared to Quarter Ended March 31, 2012

Results of Operations – Consolidated

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 40% and 50% of consolidated revenue in the quarters ended March 30, 2013 and March 31, 2012, respectively.

PMFG, Inc. and Subsidiaries

March 30, 2013

The following summarizes consolidated revenue (in thousands):

	Three months ended
	March 30, 2013	% of Total Revenue	March 31, 2012	% of Total Revenue
Domestic	$20,849	59.6%	$17,592	49.6%
International	14,121	40.4%	17,906	50.4%

Total	$34,970	100.0%	$35,498	100.0%

Total revenue decreased $0.5 million, or 1.5%, to $35.0 million in the third quarter of fiscal 2013 compared to the same period in fiscal 2012. Reduced revenue in our Process Products segment was partially offset by growth in the Environmental Systems segment resulting in consolidated revenue remaining relatively flat for the quarter.

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

	Three months ended
	March 30, 2013	% of Total Revenue	March 31, 2012	% of Total Revenue
Revenue	$34,970	100.0%	$35,498	100.0%
Cost of goods sold	24,223	69.3%	25,352	71.4%

Gross profit	$10,747	30.7%	$10,146	28.6%

Gross profit in the third quarter of fiscal 2013 increased $0.6 million compared to the same period in fiscal 2012. The increase in gross profit, as a percentage of revenue, during the third quarter of fiscal 2013 compared to the same period last year was due to a change in product mix and a one-time acceleration of an anticipated loss on a specific project in the comparable quarter in the prior year. During the third quarter of fiscal 2013 we amended our policy applicable to U.S.-based employees related to the accumulation of paid time off. The impact of the change was a one-time benefit to costs of goods sold of $0.2 million. The improvement in gross margin as a percentage of revenue was dampened by the provision for estimated warranty costs, which increased $0.4 million over the prior year.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	March 30, 2013	% of Total Revenue	March 31, 2012	% of Total Revenue
Sales and marketing	$3,278	9.4%	$2,481	7.0%
Engineering and project management	2,335	6.7%	2,342	6.6%
General and administrative	4,112	11.8%	4,111	11.6%

Total	$9,725	27.9%	$8,934	25.2%

Operating expenses increased $0.8 million, or 8.9%, for the third quarter of fiscal 2013 compared to the same period in fiscal 2012. As a percentage of revenue, these expenses increased to 27.9% during the third quarter of fiscal 2013, from 25.2% during the same period last year. The increase in operating expense was partially offset by a one-time benefit of $0.3 million related to the policy change note above.

Our sales and marketing expenses increased $0.8 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, primarily due to higher commissions’ expense and increased costs associated with additional sales resources located in China. Our engineering and project management and our general and administrative expenses essentially stayed constant in the third quarter of fiscal 2013 compared to the same period in fiscal 2012.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

March 30, 2013

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	March 30, 2013	March 31, 2012
Interest income	$12	$6
Interest expense	(148)	(142)
Loss on extinguishment of debt	—	(347)
Foreign exchange gain (loss)	(32)	16
Other income (expense), net	(1)	(17)

Total other income (expense)	$(169)	$(484)

For the third quarter of fiscal 2013, total other income and expense was a net expense of $0.2 million compared to $0.5 million in the third quarter of fiscal 2012. In the third quarter of fiscal 2012, we recorded a loss on the extinguishment of debt associated with paying off our outstanding term loan. There was no similar activity in the third quarter of fiscal 2013.

Income Taxes. Our effective income tax rates were 18.3% and (39.1%) for the quarters ended March 30, 2013 and March 31, 2012, respectively. For the third quarter of fiscal 2013, the effective tax rate was impacted by increased profits of our foreign subsidiaries that have a lower relative effective tax rate. For the third quarter of fiscal 2012, the effective tax rate was impacted by permanent differences for research and development credits that were enacted into United States law during the quarter.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 78% and 91% of our revenue in the quarters ended March 30, 2013 and March 31, 2012, respectively.

The following summarizes Process Products revenue and operating income (in thousands):

	Three months ended
	March 30,	March 31,
	2013	2012
Revenue	$27,397	$32,367
Operating income	3,593	4,972
Operating income as % of revenue	13.1%	15.4%

Process Products revenue decreased $5.0 million, or 15.4%, to $27.4 million in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012. The decrease in the current quarter resulted from lower demand in the United States in early fiscal 2013 for separation and filtration equipment partially offset by increased demand in Asia. Revenue was further impacted by customer-driven delays on certain projects in backlog.

PMFG, Inc. and Subsidiaries

March 30, 2013

Process Products operating income for the third quarter of fiscal 2013 decreased $1.4 million, or 27.7%, compared to the third quarter of fiscal 2012. The decrease in operating income in the third quarter of fiscal 2013 was primarily a result of decreased revenue and higher warranty expense in the current period. As a percentage of revenue, operating income decreased to 13.1% from 15.4% for the quarters ended March 30, 2013 and March 31, 2012, respectively.

Environmental Systems

The primary product of our Environmental Systems business is SCR Systems. SCR Systems are integrated systems, with instruments, controls and related valves and piping. Our SCR Systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 22% and 9% of our revenue in the quarters ended March 30, 2013 and March 31, 2012, respectively.

The following summarizes Environmental Systems revenue and operating income (in thousands):

	Three months ended
	March 30,	March 31,
	2013	2012
Revenue	$7,573	$3,131
Operating income	1,541	351
Operating income as % of revenue	20.3%	11.2%

Environmental Systems revenue increased $4.4 million, or 141.9%, to $7.6 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The higher revenue resulted from SCR System orders booked in early fiscal 2013 that have accelerated delivery time tables.

Environmental Systems operating income for the third quarter of fiscal 2013 increased $1.2 million compared to the third quarter of fiscal 2012. As a percentage of revenue, operating income increased to 20.3% in the third quarter of fiscal 2013 compared to 11.2%, in the third quarter of fiscal 2012. The increase in operating income as a percentage of revenue is primarily attributable to lower relative selling and engineering expenses at higher levels of revenue.

PMFG, Inc. and Subsidiaries

March 30, 2013

Nine Months Ended March 30, 2013 Compared to Nine Months Ended March 31, 2012

Results of Operations – Consolidated

Revenue. The following table summarizes consolidated revenue (in thousands):

	Nine months ended
	March 30, 2013	% of Total Revenue	March 31, 2012	% of Total Revenue
Domestic	$50,993	51.3%	$54,631	53.4%
International	48,406	48.7%	47,676	46.6%

Total	$99,399	100.0%	$102,307	100.0%

For the nine months ended March 30, 2013, total revenue decreased $2.9 million, or 2.8%, compared to the nine months ended March 31, 2012. Domestic revenue decreased $3.6 million, or 6.7%, in the nine months ended March 30, 2013 when compared to the same period last year. Growth in the Asia-Pacific region fueled by China’s investment in natural gas infrastructure and the overlap impact of the acquisition of Burgess-Manning GmbH in the second quarter of fiscal 2012 were offset by decreased domestic revenue in our Process Products segment.

Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit (in thousands):

	Nine months ended
	March 30, 2013	% of Total Revenue	March 31, 2012	% of Total Revenue
Revenue	$99,399	100.0%	$102,307	100.0%
Cost of goods sold	65,731	66.1%	70,977	69.4%

Gross profit	$33,668	33.9%	$31,330	30.6%

Gross profit increased $2.3 million in the nine months ended March 30, 2013, or 7.5%, compared to the nine months ended March 31, 2012. Gross profit, as a percentage of revenue, increased to 33.9% for the nine months ended March 30, 2013 compared to 30.6% for the nine months ended March 31, 2012. The increase in gross profit as a percentage of revenue during the nine months ended March 30, 2013 compared to the nine months ended March 31, 2012 related to changes in product and geographical mix, as well as improved manufacturing efficiencies. Gross profit percentage in the nine months ended March 31, 2012 was further dampened by cost overruns on certain projects which were not present in the current period.

Operating Expenses. The following table summarizes operating expenses (in thousands):

	Nine months ended
	March 30, 2013	% of Total Revenue	March 31, 2012	% of Total Revenue
Sales and marketing	$10,282	10.3%	$8,958	8.8%
Engineering and project management	7,036	7.1%	6,798	6.6%
General and administrative	14,008	14.1%	14,531	14.2%

Total	$31,326	31.5%	$30,287	29.6%

Operating expenses increased by $1.0 million in the nine months ended March 30, 2013 compared to the nine months ended March 31, 2012. As a percentage of revenue, operating expenses increased to 31.5% for the nine months ended March 30, 2013, from 29.6% in the same period in fiscal 2012.

Our sales and marketing expenses increased $1.3 million in the nine months ended March 30, 2013 compared to the same period last year, primarily due to higher commissions paid to independent sales representatives and the overlap of incremental sales resources added in Asia during fiscal 2012. Our engineering and project management expense increased $0.2 million in the nine months ended March 30, 2013 compared to the

PMFG, Inc. and Subsidiaries

March 30, 2013

same period last year due largely to the addition of international engineering and project management resources. Our general and administrative expenses decreased $0.5 million in the nine months ended March 30, 2013 compared to the same period last year. The decrease in general and administrative expense during the current nine month period was primarily due to the expense of $2.1 million for accelerated vesting of restricted stock in the same period last year that was not replicated in the current nine month period in fiscal 2013, partially offset by increased costs of maintaining foreign offices, and a write off of a customer receivable that was identified as uncollectible in the first quarter of fiscal 2013.

Other Income and Expense. The following table summarizes other income and expenses (in thousands):

	Nine months ended
	March 30, 2013	March 31, 2012
Interest income	$29	$22
Interest expense	(463)	(1,012)
Loss on extinguishment of debt	(291)	(347)
Foreign exchange gain (loss)	3	(652)
Other income (expense), net	33	7

Total other income (expense)	$(689)	$(1,982)

For the nine months ended March 30, 2013, other expense decreased by $1.3 million. Interest expense during the nine months ended March 30, 2013 decreased by $0.5 million compared to the same period last year on lower average debt balances outstanding. In the nine months ended March 30, 2013 we recorded a gain on foreign currency translation of $3,000 compared to a loss of $0.7 million for the nine months ended March 31, 2012, which was, primarily the result of changes in the exchange rates of the Canadian dollar and the euro relative to the U.S. dollar.

Income Taxes. Our effective income tax rates were 22.2% and 87.8% for the nine months ended March 30, 2013 and March 31, 2012, respectively. For the nine months ended March 30, 2013 the effective tax rate was impacted by increased profits of our foreign subsidiaries which have a lower relative effective tax rate. For the nine months ended March 31, 2012, the effective tax rate varied from statutory rates because of deductions for our research and development expenditures.

Net Earnings (loss). Our net earnings increased by $1.4 million from a net loss of ($0.1) million in the nine months ended March 31, 2012, to net earnings of $1.3 million in the nine months ended March 30, 2013.

Basic and diluted earnings (loss) per share attributable to our common stockholders increased to earnings of $0.03 per share for the nine months ended March 30, 2013, from $0.00 per share for the nine months ended March 31, 2012.

Results of Operations – Segments

Process Products

Our Process Products segment represented 85% and 87% of our revenue for the nine months ended March 30, 2013 and March 31, 2012, respectively.

PMFG, Inc. and Subsidiaries

March 30, 2013

The following table summarizes Process Products revenue and operating income (in thousands):

	Nine months ended
	March 30,	March 31,
	2013	2012
Revenue	$84,592	$89,267
Operating income	13,679	13,851
Operating income as % of revenue	16.2%	15.5%

Process Products revenue decreased by $4.7 million or 5.2%, in the nine months ended March 30, 2013 when compared to the nine months ended March 31, 2012. The acquisition of Burgess Manning GmbH in the second quarter of fiscal 2012 contributed approximately $1.2 million more revenue in the nine months ended March 30, 2013 compared to the comparable nine months ended March 31, 2012 because of the additional three months of contribution. The decrease in the current quarter resulted from lower demand in the United States in early fiscal 2013 for separation and filtration equipment partially offset by increased demand in Asia. Revenue was further impacted by customer-driven delays on certain projects in backlog.

Process Products operating income in the nine months ended March 30, 2013 decreased by $0.2 million compared to the nine months ended March 31, 2012. As a percentage of Process Products revenue, operating income was 16.2% in the nine months ended March 30, 2013 compared to 15.5% in the same period last year.

Environmental Systems

Our Environmental Systems segment represented 15% and 13% of our revenue for the nine months ended March 30, 2013 and March 31, 2012, respectively.

The following table summarizes Environmental Systems revenue and operating income (in thousands):

	Nine months ended
	March 30,	March 31,
	2013	2012
Revenue	$14,807	$13,040
Operating income	2,671	1,723
Operating income as % of revenue	18.0%	13.2%

Revenue from Environmental Systems increased $1.8 million, or 13.6% in the nine months ended March 30, 2013, when compared to the nine months ended March 31, 2012.

Environmental Systems operating income in the nine months ended March 30, 2013 was $2.7 million, an increase of 55.0% compared to the nine months ended, March 31, 2012. As a percentage of revenue, operating income increased to 18.0% during the nine months ended March 30, 2013 from 13.2% for the same period last year primarily as a result of lower selling and engineering costs relative to revenue.

General and Administrative Expenses

General and administrative expenses include those related to the corporate office, as well as general and administrative costs of international locations. General and administrative expenses decreased $0.5 million or 3.6% in the nine months ended March 30, 2013 compared to the nine months ended March 31, 2012. The decrease was primarily due to lower stock-based compensation expense partially offset by increased costs of maintaining foreign offices and higher bad debt expense in the current year.

PMFG, Inc. and Subsidiaries

March 30, 2013

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. See Note 8 in the Notes to the Consolidated Financial Statements.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the nine months ended and as of March 30, 2013 and March 31, 2012 (in millions):

	Nine Months Ended
	March 30, 2013	March 31, 2012
Backlog at beginning of period	$99.9	$89.0
Net bookings	87.2	114.2
Acquired backlog	—	5.0
Removed from backlog	(12.5)	—
Revenue recognized	(99.4)	(102.3)

Backlog at end of period	$75.2	$105.9

Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. At March 30, 2013, approximately 85% of our backlog related to Process Products sales orders with the balance pertaining to Environmental Systems sales orders. Orders in backlog are subject to change, delays or cancellation by our customers.

In the third quarter of fiscal 2013, we removed $12.5 million from backlog relating to a customer purchase order received in fiscal 2012. The customer notified us in May 2013 that the purchase order will be cancelled. In the fourth quarter of fiscal 2012, we removed a customer purchase order in the amount of $11.4 million from our backlog. Cancelation of the purchase orders will result in cancellation penalties. The removal of two orders from backlog and lower net bookings resulted in a decrease of backlog of $30.7 million to $75.2 million at March 30, 2013, compared to $105.9 million at March 31, 2012.

Financial Position

Assets. Total assets increased by $4.3 million, or 2.3%, from $183.3 million at June 30, 2012, to $187.6 million at March 30, 2013. On March 30, 2013, we held cash, including restricted cash, and cash equivalents of $64.9 million, had working capital of $77.5 million and a current liquidity ratio of 2.9-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $60.2 million, working capital of $77.3 million, and a current liquidity ratio of 2.7-to-1.0 at June 30, 2012.

Liabilities and Equity. Total liabilities increased by $0.7 million, or 1.3%, from $52.4 million at June 30, 2012 to $53.1 million at March 30, 2013. The increase in our total liabilities is attributed to an increase in long-term debt associated with the construction of a manufacturing facility in Denton, Texas, offset in part by a decrease in billings in excess of costs and earnings on uncompleted contracts.

PMFG, Inc. and Subsidiaries

March 30, 2013

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically invoice our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At March 30, 2013, the balance of these working capital accounts was $11.0 million compared to $16.7 million at June 30, 2012, reflecting a decrease of our investment in these working capital items of $5.7 million.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7 of Item 1 in the Notes to the Consolidated Financial Statements). As of March 30, 2013 and June 30, 2012, we had outstanding letters of credit and bank guarantees of $20.6 million and $22.1 million, respectively.

Our cash and cash equivalents were $64.9 million as of March 30, 2013, compared to $60.2 million at June 30, 2012, of which $8.2 million and $7.9 million were restricted as collateral for stand-by letters of credit and bank guarantees at March 30, 2013, and June 30, 2012, respectively. During the nine months ended March 30, 2013, cash provided by operating activities was $9.8 million compared to cash provided by operating activities of $9.5 million for the nine months ended March 31, 2012.

Cash used in investing activities was $11.6 million for the nine months ended March 30, 2013, compared to cash used in investing activities of $7.4 million for the nine months ended March 31, 2012. Cash used in investing activities during the nine months ended March 30, 2013, primarily related to construction costs incurred to date on our new manufacturing facilities in Denton, Texas and Zhenjiang, China, and payment of deferred consideration for the acquisition of Burgess Manning GmbH. Cash used in investing activities during the nine months ended March 31, 2012 primarily related to the acquisition of Burgess Manning GmbH and purchases of property and equipment.

Cash provided by financing activities during the nine months ended March 30, 2013, was $6.2 million compared to cash provided by financing activities of $31.8 million during the nine months ended March 31, 2012. The cash provided by financing activities for the nine months ended March 30, 2013, primarily consisted of proceeds from long-term debt as we drew on our construction term loan and the equity contribution from a non-controlling interest in our China subsidiary, offset by payment of debt issuance costs for our new credit facility. The cash provided by financing activities for the nine months ended March 31, 2012 related to the proceeds from the our public offering of 2,990,000 shares of common stock in February 2012, partially offset by the principal payment of extinguishment of long-term debt.

As a result of the events described above, our cash and cash equivalents during the nine months ended March 30, 2013, increased by $4.4 million compared to an increase of $33.2 million during the nine months ended March 31, 2012.

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

March 30, 2013

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

During the nine months ended March 30, 2013, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PMFG, Inc. and Subsidiaries

March 30, 2013

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

March 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: May 9, 2013	/s/Peter J. Burlage

Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	/s/Ronald L McCrummen

Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)