Form 10-K
period 2013-06-29
PMFG, Inc.
filed 2013-09-06
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the voting stock held by non-affiliates of the registrant as of December 29, 2012 was approximately $164.4 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 30, 2013 was 21,033,806.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

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

•	changes in current environmental legislation or regulations;

•	risks associated with our indebtedness, the terms of our credit agreements and our ability to raise additional capital;

•	changes in competition;

•	changes in demand for our products;

•	our ability to realize the full value of our backlog and the timing of revenue recognition under contracts included in backlog;

•	risks associated with our product warranties; and

•	changes in the price, supply or demand for natural gas, bio fuel, oil or coal.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Part I—Item 1A—Risk Factors” of this Form 10-K, and elsewhere in this Form 10-K. There may be other factors that cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

ii

INTRODUCTORY NOTE

PMFG, Inc. (“PMFG”) was incorporated as a Delaware corporation on August 15, 2008 as part of a holding company reorganization. In the reorganization, Peerless Mfg. Co. (“Peerless”), a Texas corporation, became a wholly owned subsidiary of PMFG. Under SEC rules, PMFG is a successor registrant to Peerless Mfg. Co.

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

Our fiscal year end is the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52-week fiscal year, each of our quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53-week fiscal year, three of our quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks.

References in this Form 10-K to fiscal 2013, fiscal 2012 and fiscal 2011 refer to our 52-week fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively.

PART I

ITEM 1.	BUSINESS.

Overview

We are a global provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. We offer a broad range of separation and filtration products, selective catalytic reduction (“SCR”) systems, turbine emission exhaust systems and other complementary products, including heat exchangers, pulsation dampeners, water treatment systems and silencers. Our separation and filtration products remove contaminants from gases and liquids, resulting in improved efficiency, reduced maintenance and extended life of energy infrastructure. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our power and industrial customers comply with environmental regulations. Our primary customers include equipment manufacturers, engineering contractors and owner-operators of energy infrastructure.

We have two reporting segments: Process Products and Environmental Systems. The Process Products segment includes separation and filtration, silencing and heat exchanger products and complementary products and services. The primary product of our Environmental Systems segment is SCR systems. We have provided more than 800 SCR systems and we believe we are one of the largest suppliers of these systems. The Process Products and Environmental Systems segments accounted for 84% and 16% of total revenue, respectively, for fiscal 2013, 87% and 13% of total revenue, respectively, for fiscal year 2012, and 73% and 27% of total revenue, respectively, for fiscal year 2011.

We have been in business for 80 years and believe we succeed in winning customer orders because of the relationships we have developed over our years of service, the long history of performance and reliability of our systems and products, our ability to deliver products in compliance with our customers’ needs and our advanced technical engineering capabilities on complex projects. We work closely with our customers to design, custom-engineer and fabricate our systems and products to meet their specific needs. Our customers include some of the largest natural gas processors, transmission and distribution companies, refiners, power generators, boiler manufacturers, compressor manufacturers and engineering and construction companies in the world. Reliable product performance, timely delivery, customer satisfaction and advanced engineering are critical in maintaining our competitive position.

A demand for energy in both developed and emerging countries, coupled with the global trend toward stricter environmental regulations, drives demand for our systems and products. These trends stimulate investment, both in new power generation facilities, refineries and related infrastructure and in upgrading older facilities to extend their useful lives. Further, in response to demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner eco-fuels, such as natural gas and bio fuels. Power providers in international and domestic markets also are upgrading and relicensing existing facilities and building new facilities that use nuclear power generation technology. We believe we are positioned to benefit from the increased use of both natural gas and nuclear technology.

Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 47% in fiscal 2013, compared to 47% and 38% in fiscal 2012 and 2011, respectively. We expect our international sales to continue to be an increasingly important part of our business.

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

Recent Developments

In an effort to increase our global manufacturing capacity and efficiency to meet anticipated future growth, we completed construction of an 80,000 square foot manufacturing facility in Denton, Texas and are in the process of constructing an approximately 175,000 square foot manufacturing facility in Zhenjiang, China. Both of these facilities will replace smaller existing facilities in those same cities. The new facility in Denton, Texas began manufacturing operation in July 2013. The new facility in Zhenjiang, China is expected to begin manufacturing operations during the first quarter of fiscal 2014.

We believe the global demand for equipment to serve the nuclear power generation in the future will create significant growth opportunities for the Company. This belief contributed to our decision on the timing and design of the new facilities in Texas and China. We are in the process of establishing research and development capabilities in China which will support all of our products. In addition, we have entered into a development agreement with a key customer to assist in the design and development of certain systems specific to nuclear power generation facilities.

In response to feedback from stockholders, as well as trends in compensation and governance practices, the Board of Directors adopted a number of changes to the Company’s governance and compensation practices, including adoption of a director resignation policy, elimination of the Stockholder Rights Plan and adoption of performance-based long-term incentive compensation awards for the Company’s executive officers.

Our Industry

We primarily serve the natural gas infrastructure, power generation and oil refining and petrochemical processing markets. The U.S. Energy Information Administration (“EIA”) projects worldwide energy consumption to increase by 56% from 2010 to 2040, with the most rapid growth expected in emerging economies outside of the Organization for Economic Cooperation and Development (“OECD”) led by China and India. Over the long term, increases in worldwide energy consumption drive demand for the energy infrastructure products we provide. In the short term, a variety of factors affect demand for energy infrastructure, including general economic conditions, current and anticipated environmental regulations and the level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution.

Natural gas infrastructure

The natural gas industry consists of the production, processing, transportation, storage and distribution of natural gas. Natural gas is primarily used for electricity generation, residential and commercial heating, industrial process and transportation uses. The International Energy Association (“IEA”) projects a pronounced shift in OECD countries away from oil and coal towards natural gas and renewables. The EIA estimates that worldwide natural gas consumption will increase 64% from 2010 to 2040, as natural gas continues to be the fuel of choice for the electric power and industrial sectors in many of the world’s regions. The largest production increases from 2010 to 2040 are expected to occur in non-OECD Europe and Eurasia, the OECD Americas and the Middle East. Natural gas delivery is a complex process that refines raw natural gas for industrial, commercial or residential uses. Initially, raw natural gas is extracted from the earth and cleansed of contaminants such as dirt and water at the well site. The natural gas is then transported through a gathering facility to a processing facility, where it is processed to meet quality standards set by pipeline and distribution companies, such as specified levels of solids, liquids and other gases. After processing, the natural gas is transmitted for storage or through an extensive network of pipelines to consumers.

The natural gas infrastructure network in the United States can transport natural gas to nearly any location in the contiguous 48 states. This network, which consists of more than 300,000 miles of interstate and intrastate pipelines, more than 530 natural gas processing plants, approximately 400 storage facilities and 1 LNG import facility, delivered more than 24 trillion cubic feet of natural gas in 2011 to over 500 gas-fired power plants and over 1,200 local distribution companies that support over 71 million industrial, residential and commercial customers. This infrastructure continually undergoes maintenance and expansion upgrades to meet demand and new government regulations.

Internationally, natural gas infrastructure in the high-growth, non-OECD nations is receiving significant investment, as production, transmission and processing capacity is below demand expectations for these nations. In a 2012 report, the IEA cited that China’s natural gas demand increased from 900 billion cubic feet in 2000 to around 4,600 billion cubic feet in 2011. The EIA projects demand for natural gas in China to continue to grow about 5% per year over the next 20 years. China had nearly 21,000 miles of natural gas pipelines with a capacity of 3.5 trillion cubic feet at the end of 2009 and plans to construct 14,000 miles of new pipelines between 2009 and 2015. Our separation and filtration and silencing products are used throughout the natural gas infrastructure network.

Power generation

Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas and nuclear. In 2012, coal accounted for 37% of United States power generation, followed by natural gas (30%) and nuclear (19%).

In the United States, concerns about potential environmental regulations enhance the attractiveness of natural gas-fired power plants compared to coal-fired power plants, which generally have higher pollutant emission rates than natural gas-powered plants. Natural gas-fired power plants have lower initial capital needs and they are more flexible in terms of operating times than coal plants. To meet the expected surge in energy demand, many countries, including France, Spain and the United States, are relicensing existing nuclear facilities while developing countries such as China, India and South Africa are building additional nuclear facilities. Our products currently support both natural gas and nuclear power generation markets, providing separation and/or filtration equipment, silencing equipment and SCR pollution reduction systems to natural gas power generation stations, as well as separation equipment to nuclear power generation stations.

Refining, oil production and petrochemical processing

Refining, oil production and petrochemical processing involves the producing, refining and processing of fuels and chemicals for use in a variety of applications, such as gasoline, fertilizers and plastics. In response to increasing international demand for petrochemicals and refined products, companies are producing more products from new sources, constructing new refineries and petrochemical processing facilities as well as expanding existing facilities, creating opportunities for both our Process Products and our Environmental Systems. In many cases, these new and expanded facilities must comply with stricter environmental regulations, which influence both choice of fuel and demand for systems to control exhaust emissions. These facilities use a broad range of our products and systems, including our SCR pollution reduction systems, water processing systems and our separation and filtration products.

Market Opportunity

We believe a number of trends in the natural gas infrastructure, power generation, oil production, and refining and petrochemical processing markets create significant opportunities for us. These trends include:

Increasing Worldwide Dependence on Natural Gas Requires Substantial Infrastructure Investment.

According to the EIA, worldwide marketed energy consumption is expected to increase by nearly 56% from 2010 to 2040. The most rapid growth is expected in emerging economies outside the OECD, led by China and India. The less-developed economies, which are driving worldwide energy demand growth, will require substantial infrastructure investment as they grow. Rapid industrialization in countries such as China and India is straining existing power generation capacity. Manufacturing growth in these locations also will require additional energy, while consumer demand is expected to rise with increased urbanization and higher standards of living. According to the IEA’s World Energy Outlook 2012, from 2010 to 2035 global natural gas supply infrastructure investment to support this demand growth is projected to be approximately $8 trillion from 2011 to 2035.

New Production Technologies and the Increased Global Price of Crude Oil is Shifting the Supply and Demand Dynamics of Natural Gas and Oil.

The success of new production technologies like hydraulic fracturing and horizontal drilling have doubled the estimated amount of natural gas resources that can be produced economically around the world, from 400 trillion cubic meters (“tcm”) from conventional resources to over 800 tcm from all conventional and unconventional resources like shale gas. These abundant supplies that can now be developed and produced at a relatively low cost have significantly increased the attractiveness of natural gas as a fuel choice worldwide. Domestically, increased natural gas reserves provide a path for increased

United States energy independence from foreign oil as well as a cleaner, competitively priced and reliable alternative to coal as a fuel source for electricity generation. Internationally, the same opportunity exists given the wide dispersion of natural gas resources around the world as well as the substantial growth of LNG transport further globalizing the market for natural gas.

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

Increasingly Stringent Emissions Standards Spur Demand for Our Products.

The United States Environmental Protection Agency (“EPA”) and other government regulators are adopting stricter environmental requirements, including the recent adoption of the Mercury and Air Toxics Standards in December 2011. Regulators have identified the harmful byproducts of burning coal in power generation facilities as a primary target of new rules. These include NOX and SO2 (sulfur dioxide) emissions, mercury and other hazardous pollutants which are byproducts of natural gas and coal-fired power plants and have the potential to cause serious respiratory conditions, harm vegetation and contribute to greenhouse gas production. To address the dangers of power generation plant emissions, the EPA’s Mercury and Air Toxics Standards provide non-compliant power plants three years to meet new emissions requirements.

Power plants that do not meet new emissions standards must be retrofitted with pollution control equipment, most often with systems like those we provide, if they are to continue operating. The resulting retirement of significant amounts of coal-fired capacity, combined with growth in electricity demand, may necessitate the construction of additional power plants that must also be equipped with pollution control systems like those we provide. ICF International expects that new regulations could force coal-fired power plant closures of up to 20% of the current electrical generating capacity in the United States.

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

Shift to Cleaner Energy Sources.

In response to demand for cleaner, more environmentally responsible power generation, power providers are building new facilities that use cleaner energy, including natural gas, nuclear technology and renewable power. In the United States, concerns about potential environmental regulations have contributed to slowed construction of proposed coal-fired plants. However, natural gas has increasingly become a preferred fossil fuel in power generation due to its favorable environmental profile compared to traditional coal combustion. From the 1990s into the 21st century, natural gas-fired power plants have constituted the vast majority of new power generation capacity built in the United States. At present, 223 gigawatts of new generating capacity will be needed between 2010 and 2035, with natural gas-fired plants accounting for an estimated 60% of this additional capacity. Further, reliable natural gas power generation will also play an increasingly important role in providing back-up power to growing supplies of intermittent renewable power. As an alternative energy source that is one of the least carbon-intensive fuels available, nuclear power generation is also expected to grow. According to the International Atomic Energy Agency, global nuclear capacity is projected to grow from a base of 375 gigawatts in 2010 up to 803 gigawatts by 2030. Capacity expansion in Asia, led by China, represents the bulk of these increases. As a leading provider of products and systems used in new construction of natural gas and nuclear power generation facilities, we are well positioned to capitalize on the growing global adoption of clean energy sources in power generation.

Advanced Age of the United States Coal-Fired Plants and Worldwide Nuclear Plants Will Require New Plants and Capital Investment to Maintain Current Output.

Coal-fired power plants are generally designed with an expected useful life of approximately 40 years and their construction and refurbishment is capital intensive. The average age of coal-fired power plants in the United States is 42 years, and more than one-quarter of the existing fleet was built in the 1950s. Similarly, the average age of the world’s operating nuclear power generation fleet is 26 years with many plants reaching the end of their original design lives. Internationally, nuclear power generation capacity is anticipated to grow on average at 2.9% per year. The majority of new nuclear capacity additions are expected to be built in non-OECD countries, however, as public skepticism has tempered widespread adoption of nuclear energy in many developed nations. Natural gas is the fuel source most likely to benefit from a switch away from coal and nuclear because of its relative abundance, environmental benefits compared to other fossil fuels and lower capital cost. Furthermore, coal and nuclear plants can take more than five years for permitting and construction, while most natural gas plants can be permitted and erected in approximately two years. Newly constructed natural gas-fired power plants in the United States, with few exceptions, will be required to use SCR systems like those we produce to comply with environmental regulations.

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

According to the Interstate Natural Gas Association of America, energy demand in the United States and Canada through the year 2030 will require approximately $133 billion to $210 billion of new investment in infrastructure, including $108 billion to $163 billion to build an estimated 29,000 to 62,000 miles of additional natural gas pipelines and $16 billion to $25 billion for storage infrastructure investment. Internationally, the EIA estimates that approximately 77% of the world’s natural gas reserves are located in the Middle East, Eurasia, Central America and South America, where pipeline systems, compressor stations and LNG storage facilities are generally less developed than the systems in North America. Consequently, new pipeline systems and the related facilities will need to be constructed in these regions to transport and store natural gas. The EIA expects world liquefaction capacity for natural gas to increase from eight trillion cubic feet in 2008 to 19 trillion cubic feet in 2035. Additionally, as known reserves of traditional natural gas are depleted, development of other resources, such as deep offshore reserves, will increase, which will require more complex infrastructure. In total, worldwide gas supply infrastructure investment is projected to be approximately $8 trillion from 2011 to 2035.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and position us well to capitalize on global energy trends:

Strong, Competitive Position in Attractive Global End Markets.

We believe we are a leading global provider of custom-engineered systems and products and have established a strong, competitive position in attractive global markets by reliably providing custom-engineered, quality systems and products to our customers. We utilize our engineering know-how to offer our customers complete systems and subsystems. Complete fully engineered systems generally have higher profit margins than components and we believe allow us to develop longer-term, preferred supplier relationships with customers. We consider many of our systems and products to be innovative and technologically advanced. We continually seek to improve our existing systems and products and develop new systems and products. We believe our history of performance has allowed us to gain substantial market share and a lead position in some of our products. For example, we have provided more than 800 SCR systems for various industry clients that include emissions reductions of facilities that generate more than 100,000 megawatts of electric power capability. We believe we have provided more SCR systems than any other supplier of SCR systems.

Strong Reputation for Quality and Reliability with a Diverse Base of Longstanding Customer Relationships.

We have developed strong customer relationships by using our technical sales, engineering and manufacturing resources to deliver quality systems and products and by providing a high level of customer service. We focus our efforts on consistently and reliably meeting our customers’ needs with respect to system and product performance and timely delivery. We believe we have established long-term preferred supplier relationships with many of our customers. Further, we serve a diverse client base with no single customer representing more than 10% of revenue in fiscal years 2013, 2012, and 2011.

Substantial Engineering and Technical Expertise.

We believe that we compete most effectively in providing solutions that require a high level of complex design and engineering expertise. We currently employ approximately 80 qualified engineers with backgrounds in chemical, mechanical, industrial, structural, process and civil engineering. We believe that our customers depend on our engineering and technical expertise and experience in designing complex systems to meet their individual needs. We regularly employ sophisticated computer and physical modeling programs, including advanced computational fluid dynamic modeling, to verify the performance criteria of designs prior to manufacturing our systems and products. We continue to invest in research and development to further broaden our capabilities. We also believe our patented products and proprietary know-how developed over years of industry experience provides us with a competitive advantage.

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

Established Network of Subcontractors.

We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers, other than those located in China. We also utilize subcontractors in North America, primarily to add additional non-proprietary manufacturing capacity. We believe the reach of our network of subcontractors expands the benefit of our internal capabilities, improves the timeliness of our delivery and achieves more competitive pricing, which improves our market position. We also believe our network of subcontractors provides us with significant scalability of resources, allowing us to maintain efficient operations and accommodate large or urgent orders, and enhances our reliability, as we can more timely and appropriately shift work in the event that any particular subcontractor is unable to meet demand at any given time.

Our Business Strategy

Our objective is to enhance our position as a leading global provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The key elements of our strategy to achieve this goal are:

Capitalize on High-Growth International Markets.

We believe we have established a strong international presence, with physical offices on three continents and sales representatives in 34 countries. International sales represented approximately 47%, 47% and 38% of our total revenue for fiscal years 2013, 2012 and 2011, respectively. The current international markets for our systems and products are substantial and we believe that these markets are growing more rapidly than our domestic markets due to the significant growth in the use of natural gas, nuclear power and the demand for additional power generation in China, Latin America, the Middle East and Europe. We believe we are well-positioned to capitalize on this growth. To exploit these opportunities, we are dedicating additional sales and marketing resources to our international operations. For example, through our majority-owned joint venture, Peerless Propulsys China Holdings LLC, we have established sales operations and expanded our manufacturing operations in China. We opened a branch office in the United Arab Emirates in 2013 to further establish our presence in the Middle East.

Expand and Diversify Product Offering to Better Meet Our Customers’ Needs.

We believe we have opportunities to further expand and diversify our technology and product offerings in related markets both through internal technology development and strategic acquisitions to meet additional needs of our customers. For example, we have taken the expertise gained from our SCR systems and have applied it to systems for alternative fuel sources, such as bio fuels. We also have expanded the applications of our separation and filtration technology to liquids such as molten sulfur and petroleum products. We continue to pursue additional avenues for expansion and diversification. By expanding our product and technology offerings, we believe we can broaden our customer base and capture additional market share.

Invest in Additional Manufacturing Capacity and Global Supply Chain Capabilities.

We are expanding our manufacturing capacity both in the United States and China. Other initiatives will include improving the efficiency of our manufacturing operations, as well as ensuring we have developed high quality, responsive and efficient relationships with our vendors and subcontractors within and around the countries in which we operate. We believe these supply chain initiatives will help ensure that we continue to deliver high quality products within the timeframe established by our customers, while maintaining competitive pricing.

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

Pursue Selective Acquisitions.

We believe strategic acquisitions will help us to broaden our product offerings, expand our markets, advance our research and development capabilities and provide opportunities to lower raw material costs and leverage the cost of our corporate overhead. We continually review potential acquisitions and believe we have established a diligent process for identifying acquisition opportunities.

Our Systems and Products

We classify our systems and products into two broad groups consistent with our reportable segments: Process Products and Environmental Systems. Below is a brief description of our primary offerings for each of our segments.

Process Products

Our Process Products segment accounted for 84% of total revenue in fiscal 2013, compared to 87% of total revenue in fiscal 2012 and 73% of total revenue in fiscal 2011. Our separation and filtration systems and products improve efficiency, reduce maintenance and extend the life of energy infrastructure by removing liquid contaminants from gases, removing solid contaminants from gases or liquids and separating different liquids. Our separation and filtration systems and products are applied in the natural gas infrastructure, oil production, power generation, refining and petrochemical processing and other specialized industries. In addition, products in our Process Products segment include pulsation dampeners and heat exchangers. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial equipment. Our Process Products systems and products include:

•

Vane Separators. Also known as mist extractors, these devices remove liquids from vapor or gas streams and can be used within vertical or horizontal pressure vessels, directly within ductwork systems or mounted to bulkheads.

•

Centrifugal Separators. We offer three types of centrifugal separators: swirl tubes, which operate in both horizontal and vertical pressure vessels, and cyclones, which operate in vertical pressure vessels, and tuyeres, which operate primarily within in-line horizontal pressure vessels. These devices remove both solid particles and liquid droplets from vapor or gas streams.

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

•

Absolute Separators. Our absolute separator is designed for maximum separation efficiency of submicron liquid droplets and aerosols. Our customers use absolute separators primarily within refineries and chemical plants to protect critical down-stream process equipment.

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

•

Nuclear Plant Steam Separators. Nuclear power generators use our separators, also known as steam dryers, as the final stage of steam/water separation within a reactor vessel or steam generator vessel. These devices remove water droplets from the process steam to maximize thermal efficiency in the steam turbine and minimize erosion and corrosion of steam loop piping. Our customers also use similar separators between the high pressure and low pressure turbines to increase thermal efficiency.

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

•	Heat Exchangers. We offer custom engineered heat transfer equipment. Our products include double-pipe and multi-tube hairpin exchangers and shell-and-tube exchangers.

•

Industrial Silencers. Our industrial silencing equipment controls noise pollution associated with a wide range of industrial processes. Our silencing products include vent and blowdown silencers, blower silencers, engine silencers, gas turbine silencers, compressor silencers and vacuum pump silencers.

•

Skimovex Oily Water Treatment Systems. Offshore and onshore production and processing facilities require treatment systems to remove oil and contaminants from both produced and run off water streams. Our oily water treatment systems include plate pack separators and induced air/gas flotation. Our plate pack separators include options for downflow and crossflow plate pack, steel tank for both atmospheric and pressurized operation and below grade installation in concrete basin. Our induced air/gas flotation is used to aerate the liquid in order to facilitate decontamination.

Environmental Systems

Our Environmental Systems segment accounted for 16% of total revenue in fiscal 2013, compared to 13% of total revenue in fiscal 2012 and 27% of total revenue in fiscal 2011. We design, engineer, fabricate and sell environmental control systems and products for air and noise pollution abatement. Our environmental control systems and products are applied in the natural gas infrastructure, power generation, refining and petrochemical processing and other specialized industries. Examples of these systems and products include:

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

Customers

Our customers are geographically diversified and our systems and products are not dependent upon any single customer or group of customers. The loss of any single customer or group of customers would not have a material adverse effect on our business as a whole. However, the custom-designed and project-specific nature of our business can cause significant variances in sales to specific customers from year to year. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2013, 2012 or 2011.

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

We believe our primary competitors for our separation and filtration systems and products include Anderson Separators Company, King Tool Company, NATCO Group (Cameron), PECO-Facet, a subsidiary of CLARCOR, Inc., Pall Corporation and Koch Industries. We believe our primary competitors for our environmental control systems and products include Envirokinetics, Hitachi Zosen Corporation, Applied Utility Systems (Johnson Matthey), Global Power Equipment Group, Inc. and Universal Silencer. While no single company competes with us in all of our product lines, various companies compete with us in one or more product lines. Some of these competitors have substantially greater sales and assets and greater access to capital than we do.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the fiscal years 2013 and 2012 (in millions):

	Fiscal 2013	Fiscal 2012
Backlog at beginning of period	$99.9	$89.0
Net bookings	130.8	152.6
Acquired backlog	—	5.0
Removed from backlog	(12.5)	(11.4)
Revenue recognized	(134.0)	(135.3)

Backlog at end of period	$84.2	$99.9

Our backlog of uncompleted orders was approximately $84.2 million at June 29, 2013, compared to $99.9 million at June 30, 2012. Backlog includes contractual purchase orders that are deliverable in future periods less revenue recognized on such orders to date. Of our backlog at June 29, 2013, we estimate approximately 80% will be completed during fiscal 2014. Orders in backlog are subject to change, delays, or cancellation by our customers.

During fiscal 2013, the Company removed from backlog cancelled customer purchase orders totaling $12.5 million related to a project in Latin America. The purchase orders were received in fiscal 2012. Cancellation of the purchase orders directly related to the customer’s decision to redesign the facility and make changes to planned construction resources. We currently anticipate having an opportunity to bid on the project if or when it moves forward. The project removed from backlog in fiscal 2012 relates to an environmental project in the United States. This purchase order was received in the fall of fiscal 2010 as part of a multi-unit order.

Raw Materials

We purchase raw materials and component parts essential to our business from a number of reliable suppliers. From time to time, we are exposed to rapid increases in raw material costs and temporary disruptions in supply, including steel and other component parts that we purchase. We believe raw materials and component parts will be available in sufficient quantities to meet our anticipated demand for at least the next 12 months.

Environmental Regulations

Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with our acquisition of Nitram Energy, Inc. (“Nitram”) and the related financing transactions, environmental site assessments were performed on our then existing manufacturing properties, as well as those owned by Nitram. As a result of the findings of such investigation we subsequently remediated the soil at a facility which was sold during fiscal 2013 and are continuing to monitor the groundwater at that site. We have an accrued liability of $0.1 million at June 29, 2013 for the estimated remaining costs relating to these environmental matters. We are seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under our purchase agreement with former stockholders of Nitram.

Employees

As of June 29, 2013, we employed approximately 450 full-time employees, including our employees at our joint venture in China. Excluding our employees at our joint venture in China, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We did not experience any significant labor difficulties during fiscal 2013. We believe our employee relations are good.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names and registered trademarks, which we believe are widely recognized in the industry. All of the Company’s filed and issued United States patents have a duration of 20 years from the issuance date and the expiration dates of these patents range from 2014 through 2031. The Company does not consider any particular patent or intellectual property to be critical to the Company’s long-term performance.

We anticipate we may apply for additional patents in the future as we develop new products and processes. Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. If we are unable to protect our technologies or confidential information, our competitors could commercialize our technologies. Competitors may also be able to design around our patents. In addition, we may face claims that our products, services or operations infringe patents or misappropriate other intellectual property rights of others.

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

Research and Development

Our research and development expenses were $0.7 million for fiscal 2013, $0.6 million for fiscal 2012 and $0.5 million for fiscal 2011. We believe we have additional opportunities for growth by developing new technologies and products that offer our clients greater performance. We also continue to support research and development to improve existing products and manufacturing methods.

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

Executive Officers of the Registrant

As of June 29, 2013 our executive officers were as follows:

Name	Age	Position with the Company
Melissa G. Beare	38	Vice President, General Counsel and Secretary
Peter J. Burlage	49	President and Chief Executive Officer
John H. Conroy	48	Vice President, Engineering and Product Development
Ronald L McCrummen	48	Executive Vice President and Chief Financial Officer
Sean P. McMenamin	48	Vice President, Manufacturing and Supply Chain
Jon P. Segelhorst	43	Vice President, Sales and Market Business Units
David Taylor	48	Vice President, Asia Pacific

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

The domestic and international economies experienced a significant recession in 2009 and 2010, which included an increase in credit restrictions in the global financial markets. Market conditions in fiscal 2013 indicate a continued slow and uneven economic recovery, with U.S. indicators pointing to expectations of continued dampened growth of real gross domestic product. The International Monetary

Fund’s World Economic Outlook for 2013 indicates global growth is projected to remain subdued at about the 3 percent level from 2012. The risk of a more protracted recession around the euro area remains and new risks have emerged, including a longer growth slowdown in the emerging economies and the possibility that the unwinding of monetary policy stimulus in the U.S. leads to a sustained capital flow reversal. A global recession and the resulting domestic and international credit restrictions would have an effect on the markets that we serve and the ability of financial institutions to provide credit. Our customers are dependent on the financial institutions to provide liquidity for capital programs and operating capital. We expect our revenue, earnings and liquidity to be impacted to the extent that global credit restrictions impact the markets we serve.

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

Changes in current environmental legislation and regulatory standards could have an adverse impact on the sale of our environmental control systems and products and on our operating results.

Our Environmental Systems business is primarily driven by capital spending by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 , the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, the Utility and Boiler MACT Rules, the Cross-State Air Pollution Rule , which is being challenged in the U.S. courts system, and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. Despite the EPA’s recent adoption of stricter pollution standards, the interplay between the judicial system and the EPA instills uncertainty. Our business may be adversely impacted by an unfavorable court ruling or to the extent that other regulations requiring the reduction of NOX emissions are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement due to a complicated legal, political and economic environment.

We are subject to United States and foreign laws and regulations including export control and economic sanctions laws and regulations. These regulations are complex, change frequently and have become more stringent over time. Implementing compliance with the requirements of any new or amended U.S. or foreign laws and regulations as well as failure to comply with any laws and regulations could adversely affect our results of operations, financial condition and our strategic objectives.

As a result of our global operations, we face a variety of special United States and international legal and compliance risks, in addition to the risks of our domestic business. These federal, state and local laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include, but are not limited to, environmental, health and safety regulations, data privacy requirements, international labor laws, anti-corruption and bribery laws such as the United States Foreign Corrupt Practices Act and U.K. Bribery Act, and trade sanctions laws and regulations. In the event new laws and regulations are enacted or existing laws are amended, implementing compliance with such new or amended laws may result in a loss of revenue, increased costs of doing business and a change to our strategic objectives, all of which could adversely affect our results of operations. In addition, we are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

Customers may cancel or delay projects for reasons beyond our control. Our orders generally contain cancellation provisions which permit us to recover our costs in the event a customer cancels an order. If a customer cancels an order, we may not realize the full amount of revenue included in our backlog and may encounter difficulty in recovering our costs. If projects are delayed, the timing of our revenue could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. Relatively large orders received in any given quarter may cause fluctuations in the levels of our quarterly backlog because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenue.

Changes in our product mix can have a significant impact on our profit margins.

Some of our products have higher profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported profit margins. Some of our products also have a much higher internally manufactured cost component. Therefore, changes in product mix from quarter-to-quarter or from year-to-year can have a significant impact on our reported margins through a change in our manufacturing costs and specifically in our manufacturing costs as a percentage of revenue.

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

Our systems and products could be subject to product liability claims, patent infringement claims and/or other litigation, which could adversely affect our financial condition and results of operations and harm our business reputation.

We manufacture systems and products that create exposure to product liability claims, breach of contract claims and litigation. If our systems and products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. It is also possible that our products could be subject to patent infringement claims by third parties, which could require us to modify the design of our products, obtain a license of that technology and/or expose us to costly disputes and litigation. Our reputation and our business could also be adversely affected by all such claims, whether or not successful, and such claims could lead to decreased demand for our systems and products.

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

A significant portion of our consolidated revenue is generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our revenue. In addition, we purchase some foreign-made products directly and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions are partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect costs of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

Foreign exchange gain (loss) totaled $(0.1) million, $(0.9) million, and $0.6 million for fiscal years 2013, 2012, and 2011, respectively. As a percentage of revenue, foreign exchange gain (loss) was (0.1)%, (0.7)% and 0.5% in fiscal years 2013, 2012, and 2011, respectively.

Our business is subject to risks of terrorist acts, acts of war, political unrest, public health concerns, labor disputes and natural disasters.

Terrorist acts, acts of war, political unrest, public health concerns, labor disputes or national disasters may disrupt our operations, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations or natural disasters could weaken the domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition, including loss of sales or customers.

Manufacturing and Procurement

During fiscal 2014 we will begin manufacturing operations in two newly constructed facilities and exit two other manufacturing facilities. Difficulties in the opening or closure of these facilities could negatively impact our financial results.

During fiscal 2014, we will initiate manufacturing operations at newly constructed facilities located in Denton, Texas and Zhenjiang, China. These facilities will replace existing manufacturing facilities located within the respective cities. Unanticipated delays in construction or difficulties encountered during the facility transitions could negatively impact our ability to meet customer delivery expectations or could result in higher than expected manufacturing costs. Many of our contracts include financial penalties for failure to meet contractual delivery commitments, as well as limit our ability to recover cost overruns. Such costs, if incurred, would negatively impact our gross margin.

Our industry has experienced shortages in the availability of skilled workers. Any difficulty we experience replacing or adding qualified personnel could adversely affect our business.

Our operations require the services of employees with technical training and related experience, including certified welders. As a result, our operations depend on the continuing availability of qualified employees. Our industry has experienced shortages of workers with the necessary skills. If we should suffer any material loss of these employees to competitors, or be unable to employ additional or replacement personnel with the requisite level of training and experience, our operations could be adversely affected. A significant increase in the wages paid to these workers by other employers could result in a reduction in our workforce, increases in wage rates, or both.

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

Because we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue generated outside the United States represented 47%, 47% and 38% of our consolidated revenue during fiscal 2013, 2012 and 2011, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government sanctions, inability to obtain export licenses, unexpected changes in regulatory requirements, difficulty in collecting international accounts receivable, difficulty in enforcement of contractual obligations governed by non-U.S. law and fluctuations in foreign currency exchange rates and tax rates. The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable. These factors may result in a decline in revenue or profitability or could adversely affect our ability to expand our business outside of the United States and may impact our ability to deliver our products and collect our receivables.

Our systems and products are covered by warranties. Unanticipated warranty costs for defective systems and products could adversely affect our financial condition and results of operations and reputation. In addition, an increase in the number of systems we sell compared to individual products that our customers use as components in other systems, may increase our warranty costs.

We offer warranty periods of various lengths to our customers depending upon the specific system or product and terms of the customer agreement. Among other things, warranties require us to repair or replace faulty systems or products. We have received warranty claims in the past. While we continually monitor our warranty claims and provide a reserve for estimated warranty issues on an on-going basis, an unanticipated claim could have a material adverse impact on our results of operations. In some cases, we may be able to recover a portion of our warranty cost from a subcontractor if the subcontractor supplied the defective product or performed the service. However, this recovery may not always be possible. The need to repair or replace systems and products with design or manufacturing defects could temporarily delay the sale of new systems and products, reduce our profits, cause us to suffer a loss and could adversely affect our reputation. Furthermore, average warranty costs for complete systems are higher than warranty costs for individual products that our customers use as components in other less complex systems. As a result, our transition to offering more complete systems may increase our warranty costs.

Warranty expense totaled $1.9 million, $1.0 million, and $2.4 million for fiscal years 2013, 2012, and 2011, respectively. As a percentage of revenue, warranty expense was 1.4%, 0.8% and 2.0% in fiscal years 2013, 2012, and 2011, respectively.

If actual costs for our projects with fixed-price contracts exceed our original estimates or if we are required to pay liquidated damages due to late delivery, our profits will be reduced or we may suffer losses.

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

In addition to increasing costs, these factors could lead to “hold backs” by our customers impacting our cash flow negatively and also could delay delivery of our products. Our contracts often provide for liquidated damages for late delivery. Unanticipated costs, such as liquidated damages that we are required to pay in the case of late delivery, could negatively impact our profits.

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

Our global customer base and product demand requires that we utilize a global network of subcontractors. While we believe our established network provides the Company a competitive advantage, it exposes the Company to manufacturing delays, cost overruns, and quality aspects which are in large part outside of the Company’s direct control. We have developed processes to select, communicate and monitor the work flow, costs and product quality of our subcontractors, however we could be adversely affected by project delays, cost overruns and substandard products developed by our subcontractors.

Capital and Liquidity

Our financing agreements may be insufficient to meet the operational and strategic needs of the Company; further, an inability to achieve financial covenants in such financial agreements could negatively impact our liquidity and cost of such financing agreements.

We entered into our Senior Secured Credit Agreement (the “Senior Credit Agreement”) in September 2012 which consists of a $2 million secured term A loan, a $10 million secured term B loan and a $30 million secured revolving credit line. The revolving credit facility of our Senior Credit Agreement includes both financial and non-financial covenants that may limit our ability to purchase capital equipment, pay dividends, enter into strategic transactions, or enter into certain other agreements. The revolving credit facility of our Senior Credit Agreement requires that the eligible collateral, primarily accounts receivable and inventory, exceed the balances outstanding, which include the unexpired letters of credit and bank guarantees. Further, the revolving credit facility of our Senior Credit Agreement and subsidiary debenture agreements require that we restrict a portion of our cash balances in relationship to the unexpired letters of credit and bank guarantees. Our European subsidiaries currently have debenture agreements in place that support short-term working capital needs, as well as provide letters of credit and bank guarantees for issuance to customers and suppliers. As of June 29, 2013 we had $2.3 million available for borrowing or letters of credit under our Senior Credit Agreement and $5.0 million available for letters of credit under the subsidiary debenture agreements.

Failure to comply with the covenants in our financing agreements could negatively impact our liquidity and cost of our financing agreements.

Our Senior Credit Agreement includes covenants and collateral requirements. Failure to comply with any of the covenants or lack of sufficient collateral could reduce or eliminate our ability to borrow money or obtain letters of credit and bank guarantees under the revolving credit facility of our Senior Credit Agreement. Under these circumstances, we may not have sufficient working capital, access to capital markets, or other resources to satisfy our debt and other obligations.

As of June 29, 2013, we were in compliance with the covenants. Any failure in the future to remain in compliance with any material provision or covenant of our Senior Credit Agreement could result in a default which could, absent a waiver or amendment, among other things, require immediate repayment of outstanding indebtedness under our Senior Credit Agreement.

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

The concentration of ownership of our common stock may result in significant movement in the trading value of our common stock in the event a single shareholder or group of shareholders purchases or sells our common stock

As of June 30, 2013 five shareholders individually reported an ownership position greater than five percent of our outstanding common stock. In the aggregate these five shareholders own greater than 50 percent of our outstanding common stock. This concentration of share ownership, combined with the relative illiquidity of our common stock, could result in significant decrease in the trading value of our common stock should one of more of those shareholders decide to reduce their ownership position.

Provisions of our charter documents and Delaware law could discourage a takeover that individual stockholders may consider favorable or the removal of all current directors and management.

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

Our certificate of incorporation contains a “blank check” preferred stock provision. Blank check preferred stock enables our Board of Directors, without stockholder approval, to designate and issue additional series and classes of preferred stock with such dividend rights, liquidation preferences, conversion rights, terms of redemption, voting or other rights, including the right to issue convertible securities with no limitation on conversion, as our Board of Directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may have the effect of making it more difficult or expensive for a third party to acquire or merge with us which could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

We may not be able to successfully enforce our rights to indemnification against Nitram’s selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages.

In April 2008, we completed the acquisition of all outstanding shares of Nitram for an aggregate purchase price of approximately $65 million. We have outstanding claims against the selling stockholders under the terms of the Nitram acquisition agreement in the amount of $10.5 million relating to a customer warranty dispute and environmental matters. The sellers have not agreed to pay for the claims and we are currently in the process of discussing the various claims with the sellers, which could have the effect of delaying or ultimately preventing all or a portion of, our reimbursement for such claims and damages. Our ability to collect any portion of these outstanding claims is not assured.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of August 30, 2013, we had 21,033,806 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Global Select Market, for the 50 trading days ending on August 30, 2013 was approximately 40,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate your shares of our common stock at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the period beginning June 30, 2012 through June 29, 2013, the price of our common stock on the NASDAQ Global Select Market ranged from a low of $5.45 to a high of $9.19 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

We do not plan to pay cash dividends on our common stock in the foreseeable future. As a result, investors must look solely to stock appreciation for a return on their investment in our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Additionally, our Senior Credit Agreement restricts the payment of dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Issuance of shares under our stock incentive plan or in connection with transactions will dilute current stockholders.

Pursuant to our 2007 Stock Incentive Plan, we are authorized to grant options and other stock awards for up to 1,800,000 shares to our officers, employees, directors and consultants. As of June 29, 2013 there were 1,200,345 shares of our common stock reserved for future issuance under our stock incentive plans. Stockholders will incur dilution upon exercise or issuance of any stock awards under our stock incentive plans. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own and lease office, manufacturing and warehousing facilities in various locations. Our principal facilities are described in the following table.

Location	Approximate Sq. Footage	General Use
Owned:
Cisco, Texas (1)	67,000	Manufacturing
Denton, Texas (3)	80,000	Manufacturing
Wichita Falls, Texas	128,000	Manufacturing
Leased:
Dallas, Texas	30,000	Corporate office
Orchard Park, New York	18,000	Sales, engineering and administration
Dubai, United Arab Emirates	2,500	Sales
Dusseldorf, Germany	2,500	Sales, engineering and administration
Essex, United Kingdom	6,000	Sales, engineering and administration
Singapore	3,600	Sales, engineering and administration
Zhenjiang, China (2)	51,000	Manufacturing, engineering, R&D and administration

(1)	Subsequent to June 29, 2013 we announced the pending closure of this facility. We currently anticipate the completion of the transition process during the second quarter of fiscal 2014.
(2)	We are constructing an approximately 200,000 square foot manufacturing, office and R&D complex in Zhenjiang, China that will replace our existing leased facility there. We anticipate manufacturing activities to commence in the first quarter of fiscal 2014.
(3)	In July 2013, we sold our previous 22,000 square foot manufacturing facility in Denton, Texas.

ITEM 3.	LEGAL PROCEEDINGS.

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

Fiscal Year		High	Low
2012	First Quarter	$22.47	$14.70
	Second Quarter	23.18	14.80
	Third Quarter	27.30	14.65
	Fourth Quarter	15.07	7.41
2013	First Quarter	$9.19	$6.86
	Second Quarter	8.11	5.74
	Third Quarter	9.09	6.03
	Fourth Quarter	6.92	5.45

Number of Holders

As of August 30, 2013, there were approximately 62 holders of record of our common stock.

Dividends

We did not pay cash dividends on our common stock in fiscal 2013, 2012 or 2011. We paid $0.7 million in cash dividends on our preferred stock in fiscal 2011. We had no preferred stock issued or outstanding during fiscal years 2012 and 2013 and paid no preferred dividends. Cash dividends may be paid on our common stock, from time to time, as our Board of Directors deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements and other related factors. Additionally, our Senior Credit Agreement contains restrictions on our ability to pay dividends based on satisfaction of certain performance measures and compliance with other conditions. Our ability to comply with these performance measures and conditions may be affected by events beyond our control. A breach of any of the covenants (including financial covenant ratios) contained in our debt agreement could result in a default under the debt agreement. Any defaults under our Senior Credit Agreement could prohibit us from paying any dividends.

Stock Repurchase

We did not repurchase any of our common stock in fiscal 2013 or 2012. Additionally, we do not have a stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Fiscal
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Operating results:
Revenue	$133,892	$135,318	$121,794	$116,775	$158,006
Cost of goods sold	87,092	94,083	83,387	74,340	109,403

Gross profit	46,800	41,235	38,407	42,435	48,603
Operating expenses	42,457	40,760	37,083	34,087	39,176
Loss on impairment of intangibles (1)	3,525	—	3,551	—	—

Operating income (loss)	818	475	(2,227)	8,348	9,427
Other income (expense) (2) (3)	(835)	(2,518)	5,005	(11,315)	(5,824)

Earnings (loss) before income taxes	(17)	(2,043)	2,778	(2,967)	3,603
Income tax benefit (expense)	(1,471)	1,005	3,083	(1,215)	(707)

Net earnings (loss)	(1,488)	(1,038)	5,861	(4,182)	2,896
Less net earnings (loss) attributable to noncontrolling interest	592	(62)	112	(19)	—

Net earnings (loss) attributable to PMFG, Inc.	(2,080)	(976)	5,749	(4,163)	2,896
Dividends on preferred stock	—	—	(722)	(1,044)	—

Earnings (loss) applicable to PMFG, Inc. common stockholders	$(2,080)	$(976)	$5,027	$(5,207)	$2,896

Diluted earnings (loss) per share	$(0.10)	$(0.05)	$0.28	$(0.38)	$0.22
Weighted average shares outstanding:
Diluted	20,930	18,810	16,662	13,716	13,181

	As of
	June 29, 2013	June 30, 2012	July 2, 2011	June 30, 2010	June 30, 2009
Financial position:
Working capital	$75,002	$77,267	$43,908	$48,000	$40,247
Current assets	108,473	122,286	81,139	82,306	87,691
Total assets	180,111	183,279	140,709	143,081	153,180
Current liabilities	33,471	45,019	37,231	34,306	47,444
Long-term debt, net of current portion	8,719	—	9,971	16,221	49,180
Total liabilities (4)	48,225	52,393	55,668	85,934	107,222
Stockholders’ equity (5)	131,886	130,886	85,041	57,147	45,958

(1)	Operating expenses for fiscal 2013 and fiscal 2011 include charges of $3,525 and $3,551, respectively, related to impairment losses on intangible assets. See Note F to our Consolidated Financial Statements.
(2)	Other income (expense) in fiscal 2011 and fiscal 2010 includes a gain of $6,681 and a charge of $(6,681), respectively, related to the change in the fair value of the derivative liability associated with the convertible preferred stock sold in September 2009.
(3)	Other income (expense) in fiscal 2013, 2012, 2011, 2010 and 2009 includes interest expense related to the debt associated with the Nitram acquisition.
(4)	The decrease in liabilities in fiscal 2011 primarily relates to the change in the fair value of the derivative liability, with additional decreases in outstanding debt.
(5)	The increase in our stockholders’ equity in fiscal 2012 resulted primarily from the public offering, and the increase in our stockholders’ equity in fiscal 2011 resulted primarily from the conversion of preferred stock to common stock during the year and our net earnings for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this report. These factors can cause actual results for future periods, including fiscal 2014, to differ materially from those disclosed in, or implied by, these forward-looking statements.

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

Our products and systems are marketed worldwide. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. Revenue generated from outside the United States was approximately 47% for fiscal 2013. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international sales will continue to represent a significant percentage of our consolidated revenue in the future.

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

The following table sets forth the percentage of revenue related to our process products and environmental products, respectively:

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Process Products	84%	87%	73%
Environmental Systems	16%	13%	27%

	100%	100%	100%

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

Despite existing concerns over safety and government regulations related to the construction of new nuclear power facilities and the re-commissioning of existing facilities, we believe rising nuclear capacity utilization rates and concerns about energy security and emissions will drive the increase for nuclear power generation, both domestically and internationally. China and India are expected to lead the global expansion of nuclear power generation growth. Recommissioning of existing nuclear facilities in the United States and Europe also will contribute to product demand.

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

Under such methodology, the contractually agreed upon revenue is recognized over the life of the contract based on the relationship of costs incurred to date to the estimated aggregate costs to be incurred over the contract term.

The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract.

Cumulative revenue recognized may be less or greater than cumulative amounts billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”

Considerable management judgment and experience is necessary to estimate the aggregate amount of costs that will ultimately be incurred related to a project. Such cost estimates include material, subcontractor, labor, delivery, and start-up costs.

We continually update our estimates of costs and the status of each project.

A number of internal and external factors, including labor rates, plant utilization factors, future material prices, changes in customer specifications, manufacturing defects and delays, as well as other factors can affect the ultimate costs.

The impact of revisions in contract estimates is recognized on a cumulative basis in the period in which the revisions are made. Such revisions may result in inconsistent profit margins over the life of the contract.

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

Bad debt expense totaled $1.2 million in fiscal 2013 and $0.2 million in fiscal 2012 and 2011. As a percentage of revenue, the bad debt expense was 0.9%, 0.2%, and 0.2% in fiscal 2013, 2012, and 2011, respectively.

The impact of a 100 basis point increase or decrease in bad debt expense would be approximately $1.3 million in fiscal 2013.

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

Warranty expense totaled $1.9 million, $1.0 million and $2.4 million in fiscal 2013, 2012, and 2011, respectively. As a percentage of revenue, the warranty expense was 1.4%, 0.8%, and 2.0% in fiscal 2013, 2012, and 2011, respectively.

The impact of a 100 basis point increase or decrease in warranty costs would be approximately $1.3 million in fiscal 2013.

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

In the fourth quarter of fiscal 2013, we completed our annual impairment testing using the methods described above and concluded there was no impairment of our goodwill or other intangible assets with an indefinite life.

Our goodwill and intangible net assets totaled $46.6 million as of June 29, 2013

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

We believe that a trademark and/or design guideline has an indefinite life if it has a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. Determining the expected life of a trademark and/or design guideline requires considerable management judgment and is based on an ongoing evaluation of a number of factors including competitive environment, trademark and product history, and anticipated future product demand.

We believe the assumptions used in valuing our intangible assets and in our impairment analysis are reasonable, but variations in any of our assumptions may result in different calculations of fair value that could result in a material impairment charge.

At June 29, 2013 the fair value of our Process Products segment exceeds its related carrying value by approximately $6 million or 5%. Increasing our discount rate by 25 basis points would not have resulted in an impairment charge. The terminal revenue growth rate utilized in calculating the fair value (5.0%) is dependent on our ability to meet internal projections and operating plans, as well as other factors and assumptions.

At June 29, 2013, the fair value of our trade names exceeded their carrying value by approximately $0.5 million or 11% and the fair value of our design guidelines exceeded their carrying value by approximately $0.2 million or 3%. Negative changes to the assumptions related to royalty, growth, or discount rates could result in impairments.

Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria.

A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized.

At June 29, 2013 our liability for uncertain tax positions, including accrued interest, was $1.4 million and our valuation allowance was $1.3 million.

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

Recent Accounting Pronouncements

In July 2012 the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. This standard did not have an impact on our annual indefinite-lived asset impairment testing process in fiscal 2013 as we did not elect to perform a qualitative assessment.

Results of Operations—Consolidated

The following summarizes our Consolidated Statements of Operations as a percentage of net revenue

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	65.0	69.5	68.5

Gross profit	35.0	30.5	31.5
Operating expenses	34.3	30.1	33.4

Operating income (loss)	0.7	0.4	(1.9)
Other income (expense)	(0.7)	(1.9)	4.1

Earnings (loss) before income taxes	0.0	(1.5)	2.2
Income tax benefit	-1.1	0.7	2.5

Net earnings (loss)	-1.1%	(0.8)%	4.7%

Less net earnings (loss) attributable to noncontrolling interest	0.4	(0.1)	0.1

Net earnings (loss) attributable to PMFG, Inc.	-1.5	(0.7)	4.6
Dividends on preferred stock	0.0	—	(0.6)

Earnings (loss) applicable to PMFG, Inc. common stockholders	-1.5%	(0.7)%	4.0%

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

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2013	Total	2012	Total	2011	Total
Domestic	$70,986	53.0%	$71,479	52.8%	$75,223	61.8%
International	62,906	47.0%	63,839	47.2%	46,571	38.2%

Total	$133,892	100.0%	$135,318	100.0%	$121,794	100.0%

For fiscal 2013, total revenue decreased $1.4 million or 1.1%, compared to fiscal 2012. Domestically, lower revenue in our Process Products segment was partially offset by growth in our Environmental Systems segment. The net decrease in domestic revenue is $0.5 million in fiscal 2013 when compared to the prior fiscal year. International revenue decreased $0.9 million as increases in Asia and, to a lesser extent, in Europe, were offset by year over year decreases in revenue from Latin America and Canada.

For fiscal 2012, total revenue increased $13.5 million or 11.1%, compared to fiscal 2011. Domestically, Environmental Systems revenue was down as the primary purchasers of our SCR systems await finalization of Cross-State Air Pollution Rules. That decline was offset in part by a year over year increase in Process Products led by our pressure products offerings. These two offsetting forces combined for a net decrease in domestic revenue of $3.7 million in fiscal 2012 when compared to the prior fiscal year. International revenue increased $17.3 million or 37.1%, in fiscal 2012 compared to fiscal 2011. The acquisition of Burgess Manning GmbH contributed $8.3 million of revenue in fiscal 2012. Additional increases in international revenue were a combination of growth in Latin America, the Middle East and Asia. This growth is resulting from both an increase in demand and our strategic decision to increase our sales focus on the international markets.

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

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2013	Revenue	2012	Revenue	2011	Revenue
Revenue	$133,892	100.0%	$135,318	100.0%	$121,794	100.0%
Cost of goods sold	87,092	65.0%	94,083	69.5%	83,387	68.5%

Gross profit	$46,800	35.0%	$41,235	30.5%	$38,407	31.5%

For fiscal 2013, our gross profit increased $5.6 million, or 13.5%, compared to fiscal 2012. Gross profit, as a percentage of revenue, was 35.0% in fiscal 2013 compared to 30.5% in fiscal 2012. The improvement in our gross profit as a percentage of revenue related to changes in our product and geographic mix within our reporting segments, as well as the impact of certain contracts cancelled by customers in fiscal 2013.

For fiscal 2012, our gross profit increased $2.8 million, or 7.4%, compared to fiscal 2011, on higher revenue. Gross profit, as a percentage of revenue, was 30.5% in fiscal 2012 compared to 31.5% in fiscal 2011. During fiscal 2012, gross profit was negatively impacted by $0.4 million of charges related to the closure and sale of our manufacturing facility in Abilene, Texas. The remaining decrease in gross profit as a percentage of revenue related to changes in our product mix within our reporting segments and an anticipated loss related to a specific Process Products contract.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2013	Revenues	2012	Revenues	2011	Revenues
Sales and marketing	$14,353	10.7%	$12,222	9.0%	$11,864	9.7%
Engineering and project management	9,406	7.0%	9,144	6.8%	8,504	7.0%
General and administrative	18,698	14.0%	19,394	14.3%	16,715	13.7%
Loss on impairment of intangibles	3,525	2.6%	—	0.0%	3,551	2.9%

Total operating expenses	$45,982	34.3%	$40,760	30.1%	$40,634	33.4%

For fiscal 2013, our operating expenses increased compared to fiscal 2012, primarily as a result of a decision to write off the deferred royalty advances under the CEFCO licensing agreement. As a result of delays in CEFCO’s ability to identify and fund a pilot test location utilizing the CEFCO technology combined with uncertainties related to the future demand for clean coal technology applications, management concluded that it is no longer probable that the future cash flow under the CEFCO licensing agreement will exceed the amounts funded by the Company to date. Accordingly, a non-cash impairment charge of $3.5 million to operating expense was recognized in fiscal 2013 to write off all amounts advanced to date under the license agreement. However, we are continuing to support the efforts of CEFCO to identify a pilot location, as well as discuss alternative applications for the technology. In addition, we are continuing to support the efforts of CEFCO and a third party to commercialize the sulfur capture module that represents a portion of the larger CEFCO technology. We are currently unable to assess the likelihood or timing of such future revenue opportunities.

Our sales and marketing expenses increased $2.1 million in fiscal 2013 compared to fiscal 2012 primarily due to increased commission and increased cost associated with additional sales resources located in China. Our engineering and project management expenses increased $0.3 million in fiscal 2013 compared to fiscal 2012. General and administrative expenses decreased by $0.7 million in fiscal 2013 compared to fiscal 2012. The reduced expenses in fiscal 2013 is primarily due to the expense of $2.1 million for accelerated vesting of restricted stock in fiscal 2012 partially offset by a write off of a customer receivable in the current year.

For fiscal 2012, our operating expenses remained flat compared to fiscal 2011. As a percentage of revenue, these expenses were 30.1% in fiscal 2012 and 33.4% in fiscal 2011. Our sales and marketing expenses increased $0.4 million in fiscal 2012 compared to fiscal 2011 primarily due to increased commission and other selling related expenses associated with higher revenue in fiscal 2012. Our engineering and project management expenses increased $0.6 million in fiscal 2012 compared to fiscal 2011 primarily due to an increase in employee wages and benefits. General and administrative expenses increased $2.7 million in fiscal 2012 compared to fiscal 2011, primarily due to the accelerated vesting of previously unvested restricted stock awards, increased costs of maintaining foreign offices, and additional costs associated with the acquisition of Burgess Manning GmbH. Fiscal 2011 operating expenses also included a $3.6 million impairment loss on intangibles related to design guidelines.

Other Income and Expense. The following summarizes other income and expenses (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Interest income	$50	$16	$35
Interest expense	(492)	(1,267)	(2,337)
Loss on extinguishment of debt	(291)	(347)	—
Foreign exchange gain (loss)	(135)	(915)	606
Change in fair value of derivative liability	—	—	6,681
Other income (expense), net	33	(5)	20

Total other income (expense), net	$(835)	$(2,518)	$5,005

For fiscal 2013, total other income and expense, net changed by $1.7 million from $2.5 million of expense to $0.8 million of expense. Interest expense during fiscal 2013 decreased by $0.8 million compared to fiscal 2012 due to lower average debt balances outstanding and the capitalization of $0.2 million of interest associated with the Denton, Texas manufacturing facility constructed during the year. A $0.3 million write off of deferred financing charges associated with the extinguished senior term loan was recognized in fiscal 2013. Fiscal 2013 reported a loss on foreign currency translation of $0.1 million compared to a loss of $0.9 million for fiscal 2012, both of which were driven largely by changes in the exchange rates of the Canadian dollar and the euro relative to the U.S. dollar.

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

Income Taxes: Fiscal 2013 resulted in income tax expense of $1.5 million compared to income tax benefit of $1.0 million and $3.1 million in fiscal 2012 and 2011, respectively. For fiscal 2013, the effective tax rates vary from statutory rates because we established a valuation allowance against deferred tax assets and increased our reserve for uncertain tax positions. This was offset in part by research and development expenditure credits and increased profits of our foreign subsidiaries which have a lower tax rate than the United States. For further information related to income taxes, see Note R to our consolidated financial statements included in Item 8 of this Form 10-K.

Net Earnings (Loss): Our net loss increased from $(1.0) million, or (0.8) % of revenue for fiscal 2012, to a net loss of $(1.5) million, or (1.1) % of revenue, for fiscal 2013. Basic and diluted loss per share attributable to our common shareholders increased from net loss attributable to our common shareholders of $(0.05) per share for fiscal 2012 to a net loss attributable to our common shareholders of $(0.10) per share for fiscal 2013.

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

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 84.2%, 87.3% and 73.0% of our revenue in fiscal years 2013, 2012 and 2011, respectively.

Process Products revenue and operating income for the prior three fiscal years are presented below (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Revenue	$112,703	$118,147	$88,876
Operating income	19,006	16,711	11,825
Operating income as % of revenue	16.9%	14.1%	13.3%

Process Products revenue decreased by $5.4 million or 4.6%, in fiscal 2013 compared to fiscal 2012. Reduced revenue for fiscal 2013 resulted from lower demand in the United States for separation and filtration equipment and customer driven delays on products in our backlog offset in part by increased demand in Asia. Process Products revenue increased by $29.3 million or 32.9%, in fiscal 2012, compared to fiscal 2011. The acquisition of Burgess Manning GmbH contributed $8.3 million of revenue in fiscal 2012. Additional revenue growth for fiscal 2012 resulted from increased pressure product sales in Asia and the Middle East driven by our continued focused sales efforts in those regions.

Process Products operating income increased by $2.3 million or 13.7% in fiscal 2013 compared to fiscal 2012. As a percentage of Process Products revenue, operating income was 16.9%, 14.1% and 13.3% in fiscal 2013, 2012 and 2011, respectively. The increase in operating income as a percentage of revenue is attributed to a change in the geographic mix and increased focus on manufacturing costs, as well as the impact of certain contracts cancelled by a customer in Latin America. Cancellation of the contracts directly related to the customer’s decision to redesign the facility and make changes to planned construction resources. Process Products operating income increased by $4.9 million or 41.3% in fiscal 2012 compared to fiscal 2011. The increase in operating income in fiscal 2012 was primarily on the strength of increased revenue in the segment.

Environmental Systems

The primary product of our Environmental Systems business is selective catalytic reduction systems, which we refer to as SCR systems. SCR systems are integrated systems, with instruments, controls and related valves and piping. Our SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 16%, 13% and 27% of our revenue in fiscal years 2013, 2012 and 2011, respectively.

Environmental Systems revenue and operating income for the prior three fiscal years are presented below (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Revenue	$21,189	$17,171	$32,918
Operating income	4,035	3,158	6,214
Operating income as % of revenue	19.0%	18.4%	18.9%

Revenue from Environmental Systems increased $4.0 million, or 23.4% during fiscal 2013 compared to fiscal 2012. The higher Environmental Systems revenue resulted from SCR System orders booked in early fiscal 2013. Revenue from Environmental Systems decreased by $15.7 million, or 47.8% during fiscal 2012 compared to fiscal 2011. The decrease is primarily due to decreased construction of new gas-fired power generation facilities. Because of the large project nature of our Environmental Systems segment revenue can vary significantly from period to period.

Environmental Systems operating income in fiscal 2013 increased $0.9 million compared to fiscal 2012. As a percentage of revenue, operating income increased slightly to 19.0% for fiscal 2013 from 18.4% for fiscal 2012, primarily attributable to lower relative selling and engineering expenses at higher levels of revenue. Environmental Systems operating income decreased $3.1 million in fiscal 2012 compared to fiscal 2011. As a percentage of revenue, operating income decreased in 2012 compared to 2011, from 18.9% to 18.4%. The decrease in Environmental Systems operating income and operating income as a percentage of revenue is primarily due to increased selling and engineering costs as a percentage of the reduced amount of revenue.

Corporate Level Expenses

Corporate level expenses excluded from our segment operating results were $18.7 million, $19.4 million and $16.7 million, for fiscal years 2013, 2012 and 2011, respectively.

Corporate level expenses include those related to the corporate office, as well as general and administrative costs of international subsidiaries. Corporate level expenses decreased $0.7 million or 3.6% in fiscal 2013 compared to fiscal 2012. The reduced expenses in fiscal 2013 is primarily due to the expense of $2.1 million for accelerated vesting of restricted stock in fiscal 2012 that was not replicated in fiscal 2013, partially offset by a write off of a customer receivable and increased costs of maintaining foreign offices. For fiscal 2013, operating expenses included a $3.5 million impairment of intangible assets that was excluded from our segment operating results.

For fiscal 2012, our corporate level expenses increased $2.7 million, or 16.0%, compared to fiscal 2011. The increase was the result of the accelerated vesting of restricted stock awards and the increased cost of maintaining foreign offices, higher employee-related costs and higher professional fees, and acquisition costs related to the German subsidiary. For fiscal 2011, operating expenses included a $3.6 million impairment of intangible assets that was excluded from our segment operating results.

Contingencies

In June 2010, the Company received notice from a customer claiming approximately $9.1 million in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company has not received sufficient information to assess the validity of the claim and has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. The Company believes if any valid claim exists, the Company is entitled to be indemnified by Nitram selling stockholders pursuant to the terms of the Nitram acquisition agreement for any amounts that are paid by the Company in connection with such claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the Company has not received sufficient information to assess the validity of the claim. No amount has been accrued in the financial statements for this claim as of June 29, 2013. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with our acquisition of Nitram and the related financing transactions, environmental site assessments were performed on our then existing manufacturing properties, as well as those owned by Nitram. As a result of the findings of such investigation we subsequently remediated the soil and performed additional groundwater monitoring and testing at a facility which was sold during fiscal 2013. We intend to terminate the environmental assessment as we believe all required remediation has been completed. We have an accrued liability of $0.1 million at June 29, 2013, for the estimated remaining costs relating to these environmental matters. We are seeking reimbursement for the full cost of the remediation and any ongoing and future monitoring activities under our purchase agreement with Nitram’s former stockholders.

Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. The Nitram selling stockholders previously placed $10.9 million of the purchase price in escrow to reimburse the Company for indemnification and certain other claims. The escrow amount, less any claim amounts made by the Company or amounts paid to third parties as agreed upon by the Company and sellers, was released to the sellers in five installments. Prior to the final escrow payment release on October 30, 2009, the Company made claims to the sellers relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $2.0 million against the escrow, and a total of $1.4 million was withheld from the payment of the escrow amount, which represents the Company’s claims, less a one percent deductible, estimated at $0.6 million. Following the final escrow release, the Company made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9.5 million, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the fiscal years ended and as of June 29, 2013 and June 30, 2012 (in millions):

	Fiscal 2013	Fiscal 2012
Backlog at beginning of period	$99.9	$89.0
Net bookings	130.8	152.6
Acquired backlog	—	5.0
Removed from backlog	(12.5)	(11.4)
Revenue recognized	(134.0)	(135.3)

Backlog at end of period	$84.2	$99.9

Our backlog was approximately $84.2 million at June 29, 2013, compared to $99.9 million at June 30, 2012. At June 29, 2013 and June 30, 2012, approximately 70% and 85%, respectively, of our backlog related to Process Products sales orders with the balance pertaining to Environmental Systems sales orders. Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Of our backlog at June 29, 2013, we estimate approximately 80% of the revenue related to our existing backlog will be recognized in the next 12 months. Orders in backlog are subject to change, delays or cancellation by our customers.

In fiscal 2013, the Company removed from backlog customer cancelled purchase orders totaling $12.5 million. The purchase orders were received in fiscal 2012. Cancellation of the purchase orders resulted in cancellation penalties which were recognized in revenue during fiscal 2013.

Financial Position

Assets. Total assets decreased by $3.2 million or 1.7%, from $183.3 million at June 30, 2012 to $180.1 million at June 29, 2013 We held cash and cash equivalents of $58.0 million, of which $5.0 million was restricted as collateral for stand-by letters of credit and bank guarantees, had working capital of $75.0 million and a current liquidity ratio of 3.2-to-1.0 at June 29, 2013. This compares with cash and cash equivalents of $60.2 million at June 30, 2012, of which $7.9 million was restricted, working capital of $77.3 million and a current liquidity ratio of 2.7-to-1.0 at June 30, 2012.

Liabilities and Stockholders’ Equity. Total liabilities decreased by $4.2 million or 8.0%, from $52.4 million at June 30, 2012 to $48.2 million at June 29, 2013. The decrease in liabilities is attributed to a decrease in accounts payable, customer deposits, billings in excess of cost, compensation, warranty and other accrued liabilities, partially offset by an increase in long-term debt. The increase in our stockholders’ equity of $1.0 million, or 0.8%, from $130.9 million at June 30, 2012 to $131.9 million at June 29, 2013 is primarily attributable to increase in our noncontrolling interest from capital contributions to our joint venture in China. Our debt (total liabilities)-to-equity ratio was 0.4-to-1.0 at June 29, 2013 and at June 30, 2012.

Liquidity and Capital Resources

Our cash and cash equivalents were $58.0 million as of June 29, 2013, of which $5.0 million was restricted as collateral for stand-by letters of credit and bank guarantees, compared to $60.2 million at June 30, 2012, of which $7.9 million was restricted. Net cash provided by operating activities during fiscal 2013 was $5.4 million, compared to $15.6 million and $1.3 million during fiscal 2012 and fiscal 2011, respectively.

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At June 29, 2013, the balance of these working capital accounts was $17.9 million compared to $16.7 million at June 30, 2012, reflecting an increase of our investment in these working capital items of $1.2 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. In addition to our change in working capital, our cash flow provided by operations was comprised primarily of our net loss of $(1.5) million adjusted by other expense items which did not generate a use of current year cash.

Net cash used in investing activities was $14.5 million for fiscal 2013, compared to net cash used in investing activities of $7.0 million and $6.3 million for fiscal 2012 and 2011, respectively. The use of cash during fiscal 2013 primarily related to the construction costs of our manufacturing facilities in Denton, Texas and Zhenjiang, China. The use of cash during fiscal 2012 primarily related to the acquisition of Burgess Manning GmbH, purchases of property and equipment and an increase in restricted cash. The net cash used in fiscal 2011 related primarily to the purchase of equipment and the investment in the CEFCO manufacturing license agreement.

Net cash provided by financing activities was $9.8 million for fiscal 2013, compared to net cash provided by financing activities of $31.7 million in fiscal 2012 and used in financing activities of $7.4 million in fiscal 2011. Cash provided by financing activities for fiscal 2013 was primarily the proceeds from long-term debt used to build our Denton, Texas manufacturing facility. The cash provided by financing activities for fiscal 2012 related to the proceeds from the our public offering of 2,990,000 shares of common stock in February 2012, partially offset by the principal payment of extinguishment of long-term debt. The cash used in financing activities for fiscal 2011 consisted primarily of payment of long-term debt of $7.7 million and dividends of $0.7 million on preferred stock offset by proceeds from the sale of common stock and excess tax benefits from stock options exercised.

As a result of the above factors, our cash and cash equivalents during fiscal 2013 increased $0.7 million compared to an increase of $39.4 million during fiscal 2012 and a decrease of $11.4 million in fiscal 2011.

Credit Facilities

In September 2012, the Company refinanced its senior term loan under the Company’s Senior Secured Credit Agreement with a new Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and other financial institutions party thereto. The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million to be used for the purchase of equipment for a new manufacturing facility in Denton, Texas (“Term Loan A”) and term loan commitments of $10.0 million to fund the construction of the new Denton facility (“Term Loan B”). All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company.

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At June 29, 2013, there were no outstanding borrowings and approximately $6.6 million of outstanding letters of credit under the revolving credit facility, leaving the Company with approximately $2.3 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

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

At June 29, 2013, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00 and a Debt Service Coverage Ratio (“DSC”) of not less than 1.50 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At June 29, 2013, the Company was in compliance with all of its debt covenants.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.1 million) at June 29, 2013 and £6.0 million ($9.4 million) at June 30, 2012. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £2.1 million ($3.2 million) at June 29, 2013 and £4.1 million ($6.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheet. At June 29, 2013, there was £4.4 million ($6.8 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. June 30, 2012, there was £5.9 million ($9.3 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There were no borrowings outstanding under the U.K. subsidiary’s debenture agreement at June 29, 2013 or June 30, 2012.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.2 million) at June 29, 2013 and €4.8 million ($6.0 million) at June 30, 2012. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.7 million ($0.9 million) at June 29, 2013 and €1.1 million ($1.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 29, 2013, there was €2.7 million ($3.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2012, there was €3.5 million ($4.4 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $0.6 million and $0.3 million at June 29, 2013 and June 30, 2012, respectively. These guarantees are secured with deposits held by the institution issuing the guarantee. The Company’s joint venture in China had bank guarantees of $0.6 million at June 29, 2013, secured by $0.6 million of restricted cash balances. There were no outstanding guarantees at June 30, 2012.

We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 29, 2013.

Tabular Disclosure of Contractual Obligations

The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 29, 2013 (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Construction contract—new manufacturing facility (1)	$4,521	$4,521	$—	$—	$—
Purchase obligations (2)	16,205	16,205	—	—	—
Unrecognized tax benefits	1,447	—	1,447	—	—
Stand-by letters of credit (3)	18,143	11,746	4,974	1,119	304
Operating lease obligations	6,241	1,734	3,237	1,057	213

Total contractual obligations	$46,557	$34,206	$9,658	$2,176	$517

1)	Construction contract for new 175,000 square foot manufacturing facility and administration offices located in Zhenjiang, China. Construction of the facility began in December 2012.
2)	Purchase obligations in the table above represent the value of open purchase orders as of June 29, 2013. We believe that some of these obligations could be cancelled for payment of a nominal penalty, or no penalty.
3)	The stand-by letters of credit include $6.6 million issued under our $30.0 million revolving credit facility, $6.8 million outstanding under our debenture agreement in the U.K.,$3.5 million outstanding under our debenture agreement in Germany, $0.6 million outstanding bank guarantee in Singapore and $0.6 million outstanding guarantee in China.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

We are subject to interest rate risk on outstanding borrowings under our Credit Agreement, which bears interest at a variable rate. At June 29, 2013, we had $8.7 million outstanding borrowings under this Agreement.

To reduce the volatility of earnings and cash flows that arise from changes in interest rates, we manage interest rate risk through the use of interest rate swap agreements. These swap agreements allow us to manage our exposure to interest rate changes for the term loans under our Credit Agreement by fixing the LIBOR interest rates specified in the Credit Agreement until the indicated expiration dates. When the term loan commitments of our Senior Credit Facility expire in March 2014, we anticipate approximately 80% of our outstanding term loans under the Senior Credit Facility will be covered by the swap agreements.

We are exposed to market risk under these arrangements due to the possibility of interest rates on the term loans under our Credit Agreement declining below the designated rates on our interest rate derivative agreements. We believe the credit risk under these arrangements is remote since the counterparty to our interest rate derivative agreements is a major financial institution. However, if the counterparty to our derivative arrangements becomes unable to fulfill their obligation to us, we would not receive the financial benefits of these swap agreements.

Foreign Currency Risk

Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates. Certain sales and expenses in foreign countries are transacted in currencies other than the United States dollar, our reporting currency. Our foreign currency exchange rate risk is primarily limited to the Canadian dollar, the British pound and the euro. We naturally hedge a portion of our foreign currency exposure through the use of suppliers and subcontractors in the countries in which we sell products, and by incurring liabilities denominated in the local currency in which our foreign subsidiaries are located. We did not have any currency derivatives outstanding as of, or during the fiscal year ended June 29, 2013

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PMFG, Inc.

We have audited the accompanying consolidated balance sheets of PMFG, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 29, 2013, and June 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMFG, Inc. and subsidiaries as of June 29, 2013, and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2013, expressed an unmodified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PMFG, Inc.

We have audited the internal control over financial reporting of PMFG, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 29, 2013, and our report dated September 6, 2013, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 6, 2013

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands)

	June 29,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$53,020	$52,286
Restricted cash	5,029	7,927
Accounts receivable—trade, net of allowance for doubtful accounts of $300 and $650, at June 29, 2013 and June 30, 2012, respectively	22,509	32,428
Inventories, net	6,488	6,478
Costs and earnings in excess of billings on uncompleted contracts	16,544	14,635
Income taxes receivable	1,152	4,101
Deferred income taxes	304	1,191
Other current assets	3,427	3,240

Total current assets	108,473	122,286
Property, plant and equipment, net	24,031	9,522
Intangible assets, net	16,180	20,731
Goodwill	30,429	30,429
Other assets	998	311

Total assets	$180,111	$183,279

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets—Continued

(Amounts in thousands, except share data)

	June 29,	June 30,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,899	$18,539
Current maturities of long-term debt	—	—
Billings in excess of costs and earnings on uncompleted contracts	6,277	11,797
Commissions payable	1,763	1,437
Income taxes payable	339	595
Accrued product warranties	2,241	2,615
Customer deposits	2,566	3,241
Accrued liabilities and other	5,386	6,795

Total current liabilities	33,471	45,019
Long-term debt, net of current portion	8,719	—
Deferred income taxes	4,135	6,180
Other non-current liabilities	1,900	1,194
Commitments and contingencies
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares issued and outstanding at June 29, 2013 and June 30, 2012	—	—
Stockholders’ equity:
Common stock—authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 20,966,426 and 20,773,878 shares at June 29, 2013 and June 30, 2012, respectively	210	208
Additional paid-in capital	96,634	96,072
Accumulated other comprehensive loss	(2,004)	(1,913)
Retained earnings	33,114	35,194

Total PFMG, Inc.’s stockholders’ equity	127,954	129,561
Noncontrolling interest	3,932	1,325

Total equity	131,886	130,886

Total liabilities and equity	$180,111	$183,279

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Revenue	$133,892	$135,318	$121,794
Cost of goods sold	87,092	94,083	83,387

Gross profit	46,800	41,235	38,407
Operating expenses:
Sales and marketing	14,353	12,222	11,864
Engineering and project management	9,406	9,144	8,504
General and administrative	18,698	19,394	16,715
Loss on impairment of intangibles	3,525	—	3,551

	45,982	40,760	40,634

Operating income (loss)	818	475	(2,227)
Other income (expense):
Interest income	50	16	35
Interest expense	(492)	(1,267)	(2,337)
Loss on extinguishment of debt	(291)	(347)	—
Foreign exchange gain (loss)	(135)	(915)	606
Change in fair value of derivative liability	—	—	6,681
Other income (expense), net	33	(5)	20

	(835)	(2,518)	5,005

Earnings (loss) before income taxes	(17)	(2,043)	2,778
Income tax benefit (expense)	(1,471)	1,005	3,083

Net earnings (loss)	$(1,488)	$(1,038)	$5,861

Less net earnings (loss) attributable to noncontrolling interest	$592	$(62)	$112

Net earnings (loss) attributable to PMFG, Inc.	$(2,080)	$(976)	$5,749

Dividends on preferred stock	$—	$—	$(722)

Net earnings (loss) attributable to PMFG, Inc. common shareholders	$(2,080)	$(976)	$5,027

BASIC EARNINGS (LOSS) PER SHARE	$(0.10)	$(0.05)	$0.29

DILUTED EARNINGS (LOSS) PER SHARE	$(0.10)	$(0.05)	$0.28

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Net income (loss)	$(1,488)	$(1,038)	$5,861
Other comprehensive income (loss):
Foreign currency translation adjustment	(76)	(564)	988

Other comprehensive income (loss)	(76)	(564)	988
Comprehensive income (loss)	(1,564)	(1,602)	6,849
Net income (loss)	592	(62)	112
Other comprehensive income (loss):
Foreign currency translation adjustment	15	18	36

Comprehensive income (loss) attributable to noncontrolling interests	607	(44)	148

Comprehensive income (loss) attributable to PMFG, Inc.	$(2,171)	$(1,558)	$6,701

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

					Accumulated	Total
			Additional		Other	PMFG, Inc.’s	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2010	14,734	147	27,240	31,142	(2,283)	56,246	901	57,147
Net earnings				5,749		5,749	112	5,861
Foreign currency translation adjustment					952	952	36	988
Restricted stock grants	99	1	1,357	1		1,359		1,359
Stock options exercised	122	2	440			442		442
Income tax benefit related to stock options exercised			411			411		411
Issuance of common stock	2,642	26	19,209			19,235		19,235
Equity contribution from noncontrolling interest in subsidiary						—	320	320
Preferred stock dividends				(722)		(722)		(722)

Balance at July 2, 2011	17,597	$176	$48,657	$36,170	$(1,331)	$83,672	$1,369	$85,041

Net earnings (loss)				(976)		(976)	(62)	(1,038)
Foreign currency translation adjustment					(582)	(582)	18	(564)
Restricted stock grants	74	1	3,070			3,071		3,071
Stock options exercised	8	—	31			31		31
Warrants exercised	105	1	(1)			—		—
Issuance of common stock	2,990	30	44,273			44,303		44,303
Income tax benefit related to stock options exercised			42			42		42

Balance at June 30, 2012	20,774	$208	$96,072	$35,194	$(1,913)	$129,561	$1,325	$130,886

Net earnings (loss)				(2,080)		(2,080)	592	(1,488)
Foreign currency translation adjustment					(91)	(91)	15	(76)
Restricted stock grants	143	1	510			511		511
Stock options exercised	6	—	19			19		19
Income tax benefit related to stock options exercised			34			34		34
Equity contribution from noncontrolling interest in subsidiary							2,000	2,000
Other	43	1	(1)			—		—

Balance at June 29, 2013	20,966	$210	$96,634	$33,114	$(2,004)	$127,954	$3,932	$131,886

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(1,488)	$(1,038)	$5,861
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,879	3,395	3,584
Loss on impairment of intangibles	3,525	—	3,551
Stock-based compensation	511	3,071	1,359
Excess tax benefit of stock-based compensation	(34)	(42)	(411)
Bad debt expense	1,184	247	220
Inventory valuation reserve	66	295	401
Provision for warranty expense	1,864	1,032	2,392
Change in fair value of derivative instrument	—	—	(6,681)
Change in fair value of interest rate swap	(160)	—	—
Loss on extinguishment of debt	291	347	—
Loss (gain) on sale of property	(74)	135	—
Foreign exchange loss (gain)	(135)	915	(606)
Deferred tax expense (benefit)	(1,158)	(572)	(1,299)
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	8,750	(153)	(3,400)
Inventories	(71)	17	264
Costs and earnings in excess of billings on uncompleted contracts	(1,886)	4,748	(3,324)
Other current assets	(197)	(656)	(464)
Other assets	—	—	163
Accounts payable	(3,629)	(699)	7,128
Billings in excess of costs and earnings on uncompleted contracts	(5,497)	6,931	(558)
Commissions payable	326	(749)	254
Income taxes	2,727	(653)	(3,087)
Product warranties	(2,238)	(1,075)	(2,297)
Accrued liabilities and other	(121)	79	(1,719)

Net cash provided by operating activities:	5,435	15,575	1,331
Cash flow from investing activities:
Decrease (increase) in restricted cash	2,821	(1,416)	(442)
Purchases of property and equipment	(16,127)	(3,386)	(2,919)
Advance payment of license agreement	—	(578)	(2,947)
Net proceeds from sale of property	135	906	—
Business acquisition, net of cash acquired	(1,296)	(2,487)	—

Net cash used in investing activities	(14,467)	(6,961)	(6,308)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	44,303	—
Net proceeds from long-term debt	8,719	—	—
Payment of debt	—	(12,571)	(7,650)
Payment of debt issuance costs	(963)	(93)	(158)
Payment of deferred consideration costs	—	(57)	—
Payment of dividends on preferred stock	—	—	(722)
Equity contribution from noncontrolling interest	2,000	—	320
Proceeds from exercise of stock options	19	31	442
Excess tax benefits from stock-based payment arrangements	34	42	411

Net cash provided by (used in) in financing activities	9,809	31,655	(7,357)

Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Effect of exchange rate changes on cash and cash equivalents	(43)	(888)	968

Net increase (decrease) in cash and cash equivalents	734	39,381	(11,366)
Cash and cash equivalents at beginning of year	52,286	12,905	24,271

Cash and cash equivalents at end of year	$53,020	$52,286	$12,905

Supplemental information on cash flow:
Income taxes paid (received)	$(1,263)	$—	$1,300
Interest paid, net of capitalized interest of $0.2 million, $0.0 million and $0.0 million at June 29, 2013, June 30, 2012 and July 2, 2011, respectively	459	943	1,492

During fiscal 2012, holders of warrants exchanged 482,188 warrant shares for 105,403 shares of the Company’s common stock in cashless exercises.

In November 2011, $1.5 million was recorded as deferred consideration as part of the Burgess Manning GmbH acquisition that was due to the seller within 12 months from the date of acquisition. Substantially all of this amount was paid during fiscal 2013. The $2.5 million, presented as an investing activity from the business acquisition in fiscal 2012, represents the purchase consideration for Burgess Manning GmbH of $5.8 million, less deferred consideration, net of $1.8 million of cash acquired.

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PMFG, Inc. (the “Company” or “PMFG”) is a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The Company primarily serves the markets for natural gas infrastructure, power generation and refining and petrochemical processing. The Company offers a broad range of separation and filtration products, selective catalytic reduction (“SCR”) systems, turbine emission exhaust and silencing systems and other complementary products, including specialty heat exchangers, pulsation dampeners and silencers. The Company’s separation and filtration products remove contaminants from gases and liquids, resulting in improved efficiency, reduced maintenance and extended life of energy infrastructure. The Company’s SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping the Company’s power and industrial customers comply with environmental regulations. The Company’s primary customers include equipment manufacturers, engineering contractors and owner-operators of energy infrastructure. The Company has two reporting segments: Process Products and Environmental Systems. The Process Products segment includes separation and filtration, silencing and heat exchanger products and complementary products and services. The primary product of the Company’s Environmental Systems segment is SCR systems. The Company’s products are manufactured within company-owned facilities located in Texas and a leased facility in China, as well as through global subcontractor agreements.

Basis of Consolidation

The Company was incorporated as a Delaware corporation on August 15, 2008 as part of a holding company reorganization. In the reorganization, Peerless Mfg. Co. (“Peerless”), a Texas corporation, became a wholly owned subsidiary of PMFG.

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of all wholly-owned and majority-owned subsidiaries for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless China Manufacturing Co. Ltd. (“PCMC”). The noncontrolling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The Company’s fiscal year end is the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52-week fiscal year, each of the Company’s quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53-week fiscal year, three of the Company’s quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks. References to “fiscal 2013”, “fiscal 2012” and “fiscal 2011” refer to the 52-week fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances in bank accounts that exceed Federal Deposit Insurance Corporation insured limits. As of June 29, 2013, cash held in the United States exceeded federally insured limits by $38.3 million. As of June 29, 2013 and June 30, 2012, the Company had $15.6 million and $21.3 million, respectively, in financial institutions outside the United Sates. The Company has not experienced any losses related to these cash concentrations.

The Company had restricted cash balances of $5.0 million and $7.9 million as of June 29, 2013 and June 30, 2012, respectively. Foreign restricted cash balances were $4.7 million and $7.8 million as of June 29, 2013 and June 30, 2012, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

Accounts Receivable

The Company’s accounts receivable are due from customers in various industries. Credit is extended based on an evaluation of the customer’s financial condition. Generally, collateral is not required except on credit extended to international customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the customer’s industry and the economy as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period the payment is received.

The Company had $0.7 million and $0.6 million of retention receivables included in accounts receivable – trade at June 29, 2013 and June 30, 2012, respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Changes in the Company’s allowance for doubtful accounts in the last two fiscal years are as follows (in thousands):

	Fiscal 2013	Fiscal 2012
Balance at beginning of year	$650	$600
Bad debt expense	1,184	247
Accounts written off	(1,534)	(197)

Balance at end of year	$300	$650

Inventories

The Company values its inventories using the lower of weighted average cost or market. The Company regularly reviews the value of inventory on hand, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.

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

Goodwill and Other Intangible Assets

Goodwill relates primarily to acquisitions and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is not amortized; however, it is measured at the reporting unit level for impairment annually in the fourth quarter, or more frequently if conditions indicate an earlier review is necessary. A discounted future cash flow analysis is primarily used to determine whether impairment exists. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Intangible assets subject to amortization include licensing agreements, customer relationships and acquired sales order backlog. These intangible assets are amortized over their estimated useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized. Intangible assets considered to have indefinite lives include trade names and design guidelines. The Company evaluates the recoverability of indefinite-lived intangible assets annually in the fourth quarter, or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company uses the market and income approach methods to determine whether impairment exists.

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

Convertible Redeemable Preferred Stock

Prior to conversion in 2011, the Company’s Series A convertible redeemable preferred stock (“Preferred Stock”) host contract contained redemption options which placed redemption outside of the Company’s control. The Preferred Stock was classified as temporary equity, outside of permanent stockholders’ equity, on the Consolidated Balance Sheets and Consolidated Statements of Equity. The Company considered the conversion rights and redemption options of the Preferred Stock to be an embedded derivative and, as a result, the fair value of the embedded derivative was deemed to be a derivative liability on the Consolidated Balance Sheets (the “Derivative Liability”). Because the Derivative Liability had a fair value in excess of the net proceeds received by the Company from the Preferred Stock transaction at the date of issuance, no amounts were assigned to the Preferred Stock in the allocation of proceeds. Changes in fair value of the Derivative Liability are included in other income (expense) in the Consolidated Statements of Operations and are not taxable or deductible for income tax purposes.

Accumulated Other Comprehensive Income (Loss)

The Company presents adjustments resulting from the foreign currency translation of its operations in China, the United Kingdom and Germany as other comprehensive income (loss).

Derivative instruments

The Company may use derivative financial instruments to manage exposures to interest rate fluctuations on floating rate debt agreements. The Company recognizes derivatives as assets or liabilities on the Consolidated Balance Sheets, measures those financial instruments at fair value, and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The Company estimates the carrying amount of its debt at June 29, 2013 approximates fair value, as the Company’s debt bears interest at floating rates.

Revenue Recognition

The Company recognizes revenue, net of sales taxes, from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company provides certain products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods, where revenue and cost of sales are recognized in accordance with accounting rules relating to construction-type and production-type contracts. In connection with these contracts, the Company uses the percentage-of-completion method of accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, the consideration to be exchanged, and the manner and terms of settlement. Amounts recognized in revenue are calculated using the percentage of cost completed, generally on a cumulative cost to total cost basis. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract, however changes in estimated total costs can impact profit margins from period to period. Anticipated losses on contracts are recorded in full in the period in which they become evident. Cumulative revenue recognized may be less or greater than amounts billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Warranty Costs

The Company provides to its customers product warranties for specific products during a defined period of time, generally less than 18 months after shipment of the product. Warranties cover the failure of a product to perform after it has been placed in service. The Company reserves for estimated future warranty costs in the period in which the revenue is recognized based on historical experience, expectation of future conditions, and the extent of backup concurrent supplier warranties in place. Warranty costs are included in costs of goods sold.

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis. Amortization of debt issuance costs included in interest expense was $0.2 million, $0.3 million and $0.9 million in fiscal years 2013, 2012 and 2011, respectively. In addition, a loss on early extinguishment of debt of $0.3 million and $0.3 million was recognized in fiscal 2013 and fiscal 2012, respectively.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the vesting period.

Shipping and Handling Costs

Shipping and handling fees billed to customers are reported as revenue. Shipping and handling costs incurred are reported as cost of goods sold. Shipping and handling costs included in cost of goods sold were $1.4 million, $1.4 million and $1.6 million for fiscal years 2013, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred. Advertising costs were approximately $0.2 million for each of the fiscal years 2013, 2012 and 2011.

Design, Research and Development

Design, research and development costs are charged to operating expenses under the engineering and project management category in the period incurred. Design, research and development costs were approximately $0.7 million, $0.6 million and $0.5 million in fiscal years 2013, 2012 and 2011, respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities and are included in the Company’s Consolidated Balance Sheets. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In the event that actual results differ from these estimates, the Company’s provision for income taxes could be materially impacted.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. The Company has determined the preferred stock outstanding during fiscal 2011 represented a participating security because holders of the preferred stock have rights to participate in any dividends on an as-converted basis; therefore, basic earnings per common share is calculated using the two class method for that year. Under the two class method, earnings after dividends are allocated to each class of participating security and earnings per common share is calculated on the earnings allocated to common stock. Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method.

Foreign Currency

All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange. Consolidated Statements of Operations items are translated at the weighted average exchange rates for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 The resulting translation adjustments are recorded directly to accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Consolidated Statements of Operations.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Considerable management judgment and experience is necessary to estimate the aggregate amount of costs that will ultimately be incurred related to a project. Such cost estimates include material, subcontractor, labor, delivery and start-up costs. Considerable management judgment is also necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulation, and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdiction in which the Company operates. A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized.

New Accounting Pronouncements

In July 2012 the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. This standard did not have an impact on the Company’s annual indefinite-lived asset impairment testing process in fiscal 2013 as the Company did not elect to perform a qualitative assessment.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B.	CONCENTRATIONS OF CREDIT RISK – CONTINUED

The Company is not dependent upon any single customer or group of customers in either of its two primary business segments. The custom-designed and project-specific nature of its business can result in significant fluctuations in revenue attributed to specific customers, industries, and reporting segments from period to period.

NOTE C.	ACQUISITIONS

Burgess Manning GmbH

In November 2011, the Company acquired all of the outstanding shares of Burgess Manning GmbH for $5.8 million. Approximately four million dollars was paid in cash at closing from cash on hand. The remaining balance was paid during fiscal 2013. The purchase price of $5.8 million was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values. Of the acquired intangible assets, $1.1 million was assigned to customer relationships, which will be amortized over a ten-year period, and $0.3 million was assigned to acquired backlog, which was fully amortized during fiscal 2012. The excess of the purchase price over the fair value of the net assets acquired represents goodwill of $0.7 million. The results of operations for Burgess Manning GmBH are included in the Company’s Process Products segment.

NOTE D.	INVENTORIES

Principal components of inventories are as follows (in thousands):

	June 29,	June 30,
	2013	2012
Raw materials	$3,729	$2,991
Work in progress	2,516	3,330
Finished goods	493	341

	6,738	6,662
Reserve for obsolete and slow-moving inventories	(250)	(184)

	$6,488	$6,478

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE E.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	June 29,	June 30,
	2013	2012
Buildings and improvements	$5,448	$2,741
Equipment	12,059	7,325
Furniture and fixtures	5,757	7,911

	23,264	17,977
Less accumulated depreciation	(17,083)	(11,009)

	6,181	6,968
Construction in progress	14,972	590
Land	2,878	1,964

	$24,031	$9,522

Depreciation expense for property, plant and equipment for the fiscal years 2013, 2012 and 2011 totaled $1.7 million, $1.7 million and $1.6 million, respectively. The amount of depreciation allocated to cost of goods sold was $0.7 million for each of the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011.

During the fourth quarter of fiscal 2012, the Company closed and sold its production facility in Abilene, Texas. The disposal of the related property, plant and equipment, which had a carrying value of $1.0 million, resulted in net sale proceeds of $0.9 million. The Company recorded a loss on disposal of $0.1 million which is included in cost of goods sold in the Consolidated Statement of Operations for fiscal year 2012.

NOTE F.	GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

There were no changes in the carrying amount of goodwill for fiscal 2013.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE F.	GOODWILL AND OTHER INTANGIBLE ASSETS – CONTINUED

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted
	Average				Accumulated		Accumulated
	Remaining	Gross Value		Gross Value	Amortization		Amortization	Net
	Useful Life	at Beginning		at End	at Beginning	Amortization	at End	Book
	(Years)	of Year	Adjustments	of Year	of Year	expense	of Year	Value
Fiscal 2013
Design guidelines	Indefinite	$6,940	—	$6,940	$—	$—	$—	$6,940
Customer relationships	8	7,940	—	7,940	(2,769)	(660)	(3,429)	4,511
Trade names	Indefinite	4,729	—	4,729	—	—	—	4,729
Licensing agreements	0	2,199	—	2,199	(1,833)	(366)	(2,199)	—
Acquired backlog	0	6,801	—	6,801	(6,801)	—	(6,801)	—

		$28,609	$—	$28,609	$(11,403)	$(1,026)	$(12,429)	$16,180

Fiscal 2012
Design guidelines	Indefinite	$6,940	$—	$6,940	$—	$—	$—	$6,940
Customer relationships	9	6,890	1,050	7,940	(2,204)	(565)	(2,769)	5,171
Trade names	Indefinite	4,729	—	4,729	—	—	—	4,729
Licensing agreements	0.8	2,199	—	2,199	(1,393)	(440)	(1,833)	366
Acquired backlog	0	6,489	312	6,801	(6,489)	(312)	(6,801)	—

		$27,247	$1,362	$28,609	$(10,086)	$(1,317)	$(11,403)	$17,206

Amortization expense of $1.0 million, $1.3 million, and $1.1 million was recorded to the Consolidated Statements of Operations for the fiscal years 2013, 2012 and 2011, respectively. In fiscal years 2013, 2012 and 2011, amortization expense allocated to general and administrative expense were $1.0 million, $1.0 million and $1.1 million, respectively. The estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2014	$660
2015	585
2016	510
2017	509
2018	504

CEFCO Licensing Agreement

In July 2010, the Company entered into the CEFCO Process Manufacturing License Agreement (the “License Agreement”) with CEFCO Global Clean Energy, LLC (“CEFCO”). Pursuant to the License Agreement, the Company was granted exclusive rights to manufacture equipment and process units incorporating CEFCO’s multi-stage apparatus used in the selective capture and removal of purified carbon gas, including NOx, SOx, CO2 and Hg, and the sequential capture and removal of mercury, metal, and particulate aerosols that would be installed in the continental United States. The License Agreement expires 10 years from the initial commercial sale of a CEFCO unit, which has not yet occurred.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE F.	GOODWILL AND OTHER INTANGIBLE ASSETS – CONTINUED

Under the License Agreement the Company agreed to construct and provide lab scale testing of the CEFCO technology. In November 2011, the Company announced the successful completion of large scale prototype tests associated with the first two pollution control modules of the CEFCO processing equipment. The lab scale testing was completed by the Company prior to the end of fiscal 2012.

The Company paid $1.1 million to CEFCO at the inception of the License Agreement, as well as deferred an additional $2.4 million of costs incurred related to the construction and testing of a scaled version of the technology. Such expenditures represent advances on future payments due under the License Agreement. No amounts were paid to CEFCO or incurred and deferred under the License Agreement in fiscal 2013.

The Company is continuing to support the sales and marketing efforts of CEFCO, as well as discuss alternative applications for the technology. In addition, the Company is continuing to support the efforts of CEFCO and a third party to commercialize the sulfur capture module that represents a portion of the larger CEFCO technology. However, we are currently unable to assess the likelihood or timing of future such revenue opportunities.

As a result of delays in CEFCO’s ability to identify and fund a commercial installation utilizing the CEFCO technology together with uncertainties related to the future demand for clean coal technology applications, management concluded that it is no longer probable that the future cash flow from the Licensing Agreement will exceed the amounts deferred by the Company to date. Accordingly, a non-cash impairment charge of $3.5 million to operating expense was recognized in the fourth quarter of fiscal 2013 to write off all amounts previously advanced under the License Agreement.

There was no impairment of goodwill or other intangible assets with an indefinite life.

NOTE G.	ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	June 29,	June 30.
	2013	2012
Accrued start-up and commissioning expense	$230	$363
Accrued compensation	2,393	2,562
Accrued professional expenses	1,819	1,871
Deferred consideration related to
Burgess Manning GmbH acquisition	36	1,375
Other	908	624

	$5,386	$6,795

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	June 29,	June 30,
	2013	2012
Costs incurred on uncompleted contracts and estimated earnings	$70,389	$64,503
Less billings to date	(60,122)	(61,665)

	$10,267	$2,838

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	June 29,	June 30,
	2013	2012
Costs and earnings in excess of billings on uncompleted contracts	$16,544	$14,635
Billings in excess of costs and earnings on uncompleted contracts	(6,277)	(11,797)

	$10,267	$2,838

NOTE I.	LONG-TERM DEBT

Outstanding long-term obligations are as follows (in thousands):

		June 29,	June 30,
	Maturities	2013	2012
Term loan A	2019	$604	$—
Term loan B	2022	8,115
Less current maturities		—	—

Total long-term debt, net of current portion		$8,719	$—

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE I.	LONG-TERM DEBT – CONTINUED

collateral account less a foreign currency letter of credit reserve. At June 29, 2013, there were no outstanding borrowings and approximately $6.6 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $2.3 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

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

Interest on all loans must generally be paid at least quarterly. Interest rates on term loans use LIBOR floating rates plus  1/2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters.

At June 29, 2013, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00 and a Debt Service Coverage Ratio (“DSC”) of not less than 1.50 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing twelve month basis. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At June 29, 2013, the Company was in compliance with all of its debt covenants.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.1 million) at June 29, 2013 and £6.0 million ($9.4 million) at June 30, 2012. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £2.1 million ($3.2 million) at June 29, 2013 and £4.1 million ($6.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheet. At June 29, 2013, there was £4.4 million ($6.8 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2012, there was £5.9 million ($9.3 million) outstanding under stand-by letters of credit and bank guarantees under this debenture agreement. There were no borrowings outstanding under the U.K. subsidiary’s debenture agreement at June 29, 2013 or June 30, 2012.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.2 million) at June 29, 2013 and €4.8 million ($6.0 million) at June 30, 2012. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.7 million ($0.9 million) at June 29, 2013 and €1.1 million ($1.4 million) at June 30, 2012, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 29, 2013, there was €2.7 million ($3.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 30, 2012, there was €3.5 million ($4.4 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE I.	LONG-TERM DEBT – CONTINUED

The Company’s Singaporean subsidiary had bank guarantees of $0.6 million and $0.3 million at June 29, 2013 and June 30, 2012, respectively. These guarantees are secured with deposits held by the institution issuing the guarantee. The Company’s joint venture in China had bank guarantees of $0.6 million at June 29, 2013, secured by $0.6 million of restricted cash balances. There were no outstanding guarantees at June 30, 2012.

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

A rollforward of the product warranty is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Balance at beginning of period	$2,615	$2,575	$2,480
Provision for warranty expense	1,864	1,032	2,392
Warranty charges	(2,238)	(992)	(2,297)

Balance at end of period	$2,241	$2,615	$2,575

NOTE K.	COMMITMENTS AND CONTINGENCIES

The Company leases office space, office equipment and other personal property under operating leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The Company recognizes escalating lease payments on a straight-line basis. Total rent expense incurred under operating leases was $1.3 million, $1.1 million and $1.0 million for fiscal 2013, 2012 and 2011, respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K.	COMMITMENTS AND CONTINGENCIES – CONTINUED

At June 29, 2013, future minimum rental commitments under all operating leases are as follows (in thousands):

Total
Fiscal Year	Amount
2014	$1,734
2015	1,663
2016	1,574
2017	824
2018	233
Thereafter	213

$6,241

In June 2010, the Company received notice from a customer claiming approximately $9.1 million in repair costs associated with four heat exchangers sold by Alco Products, a division of Nitram, in 2006 prior to the Company’s acquisition of Nitram. The customer requested reimbursement for the repair costs pursuant to Alco Products’ warranty obligations under the terms and conditions of the purchase order. The Company has notified the Nitram insurance carrier and the selling stockholders of Nitram of this claim. At this time, the Company cannot estimate any potential range of loss that may result from this asserted claim as the Company has not received sufficient information to assess the validity of the claim. No amount has been accrued in the financial statements for this claim as of June 29, 2013. At this time, the Company has not been notified that any lawsuit has been filed by the customer.

The Company’s operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with the acquisition of Nitram and the related financing transactions, environmental site assessments were performed on the Company’s then existing manufacturing properties, as well as those owned by Nitram. As a result of the findings of such investigation the Company subsequently remediated the soil and performed additional groundwater monitoring and testing at a facility which was sold during fiscal 2013. The Company intends to terminate the environmental assessments as the Company believes all required remediation has been completed. The Company has an accrued liability of $0.1 million at June 29, 2013 for the estimated remaining costs relating to the conclusion of these environmental matters. The Company is seeking reimbursement for the full cost of the remediation and any ongoing and future monitoring activities under its purchase agreement with Nitram’s former stockholders.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K.	COMMITMENTS AND CONTINGENCIES – CONTINUED

$2.0 million against the escrow, and a total of $1.4 million was withheld from the payment of the escrow amount, which represents the Company’s claims, less the one percent deductible, estimated at $0.6 million. Following the final escrow release in October 2009, the Company made additional claims directly against the selling stockholders under the terms of the Nitram acquisition agreement totaling approximately $9.5 million, related to the customer warranty dispute for the four Alco Products heat exchangers and other environmental matters. The sellers have objected to the claims made by the Company. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

The Company has entered into certain non-cancelable agreements to construct a manufacturing facility in Zhenjiang, China. The total obligation is $10.3 million and the remaining cost to be incurred as of June 29, 2013 is $4.5 million.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

NOTE L.	CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS

On September 4, 2009, the Company issued and sold 21,140 shares of Preferred Stock, par value $0.01 per share, and attached warrants to certain accredited investors (each a “Purchaser” and collectively, the “Purchasers”) for an aggregate purchase price of $21.1 million (the “Offering”). All of the 21,140 shares of Preferred Stock were converted to common stock during fiscal 2011.

The warrants entitled the holders to purchase an aggregate of 1,321,250 shares, of which 839,063 warrants remain outstanding as of June 29, 2013. The warrants, which have an exercise price of $10.56 per share, expire on September 4, 2014. During fiscal 2012, holders of warrants, in cashless exercises, exchanged 482,188 warrant shares for 105,403 shares of the Company’s common stock. No warrants were tendered in fiscal 2013.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE N.	STOCK-BASED COMPENSATION – CONTINUED

Restricted Stock

Under the 2007 Plan, restricted stock awards are subject to a risk of forfeiture until the awards vest. Awards made to employees generally vest ratably over four years. Awards made to non-employee directors vest on the grant date. The fair value of the restricted stock awards is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method.

A summary of the restricted stock award activity under the plans for the fiscal years 2013, 2012 and 2011 is as follows (in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at beginning of period	—	$—	151,153	$13.63	158,599	$11.66
New Grants	146,377	8.10	74,438	21.24	118,223	15.56
Vested	(62,782)	8.10	(224,441)	16.16	(106,152)	12.95
Forfeited	(3,250)	8.10	(1,150)	12.65	(19,517)	13.00

Balance at end of period	80,345	$8.10	—	$—	151,153	$13.63

Stock compensation expense recognized in fiscal 2013, 2012 and 2011 was $0.5 million, $3.1 million and $1.4 million, respectively. In October 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of the Company’s common stock, in a filing with the Securities and Exchange Commission. This change in beneficial ownership constituted a change in control as defined in the Company’s 2007 Plan, resulting in the acceleration of vesting of approximately 146,000 unvested stock awards. The acceleration of vesting resulted in a charge of $2.1 million during fiscal 2012, which was recorded consistent with the employee’s compensation expense. As of June 29, 2013, the unrecognized compensation costs totaled $0.7 million.

Stock Options

The Company previously utilized stock options as compensation for employees and directors. No stock options were granted in fiscal 2013, 2012 or 2011.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE N.	STOCK-BASED COMPENSATION – CONTINUED

A summary of the option activity under the Company’s stock-based compensation plans for the fiscal years ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

	Fiscal 2013		Fiscal 2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Balance at beginning of year	43,200	$4.32	55,200	$4.19
Exercised	(6,000)	3.16	(8,000)	6.11
Forfeited after vesting	—	—	(4,000)	3.40

Balance at end of year	37,200	$4.73	43,200	$4.32

Exercisable at end of year	37,200	$4.73	43,200	$4.32

Options outstanding and exercisable at June 29, 2013 had a weighted average remaining term of 2.07 years and an aggregate intrinsic value of $0.1 million based upon the closing price of the Company’s common stock on June 29, 2013. Options outstanding and exercisable at June 30, 2012 had a weighted average remaining term of 3.12 years and an aggregate intrinsic value of $0.2 million based upon the closing price of the Company’s common stock on June 30, 2012.

NOTE O.	STOCKHOLDER RIGHTS PLAN

On August 15, 2008, the Company adopted a stockholder rights plan. Stockholders of record at the close of business on August 15, 2008 received a dividend distribution of one right for each share of common stock outstanding on that date. In July 2013 the Board of Directors elected to amend the stockholder rights plan to accelerate the expiration date to June 29, 2013. No gain or loss was recognized as a result of the acceleration of the remaining term.

NOTE P.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company has interest rate swap agreements in place. These swap agreements allow the Company to manage its exposure to interest rate variability on the term loan borrowings under the Company’s Credit Agreement by fixing the LIBOR component of interest rates specified in the term loans at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

The following table summarizes the various interest rate agreements in effect as of June 29, 2013 (in thousands):

Fixed Interest Rate	Expiration Date	Notional Amounts
1.95%	September 30, 2022	$9,000
1.50%	September 30, 2019	1,000

The swap agreements are recorded as an asset or liability in the Consolidated Balance Sheets at fair value, with the change in fair value recorded as interest expense within the Consolidated Statement of Operations.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE P.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – CONTINUED

The Company is exposed to market risk under these arrangements due to the possibility of interest rates on the term loans under the Credit Agreement declining to below the rates on the interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparty to the interest rate swap agreements is a major financial institution; however, if the counterparty to the derivative instrument arrangements becomes unable to fulfill its obligations to the Company, the financial benefits of the arrangements may be lost.

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Assets		Derivative Liabilities
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Interest rate swap contracts	$160	$—	$—	$—

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

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value
	as of
	June 29, 2013	Level 1	Level 2	Level 3
Asset—Interest rate swap contracts	$160	$—	$160	$—

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE P.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – CONTINUED

The fair value of the interest rate swaps is determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The Company classifies these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals, observable current and forward commodity market prices on active exchanges, and observable market transactions of spot currency rates and forward currency prices.

NOTE Q.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for eligible employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board of Directors. The Company’s contribution expense was $0.6 million for each of the fiscal years ended June 29, 2013, June 20, 2012 and July 2, 2011.

NOTE R.	INCOME TAXES

The Company’s earnings (loss) before income taxes are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
United States	$(2,928)	$(4,383)	$1,201
International	2,911	2,340	1,577

	$(17)	$(2,043)	$2,778

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE R.	INCOME TAXES – CONTINUED

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows (in thousands):

	June 29,	June 30,
	2013	2012
Deferred tax assets
Inventories	$90	$68
Accrued liabilities	805	1,046
Accounts receivable	97	116
Net operating loss carry-forwards	1,592	408
Stock based compensation	72	—
Foreign tax credit	85	60
Deferred rent	76	84
Research and development credits	1,724	399
Other	1	4
Valuation allowance	(1,265)	—

	$3,277	$2,185
Deferred tax liabilities
Property, plant and equipment	$(864)	$(967)
Intangible assets	(5,829)	(6,161)
Other	(415)	(46)

	(7,108)	(7,174)

Net deferred tax liability	$(3,831)	$(4,989)

Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows (in thousands):

	June 29,	June 30,
	2013	2012
Current deferred tax asset	$304	$1,191
Non-current deferred tax liability	(4,135)	(6,180)

	$(3,831)	$(4,989)

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE R.	INCOME TAXES – CONTINUED

The expense for income taxes consists of the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Current tax (expense) benefit
Federal	$(1,471)	$1,017	$2,286
State	(76)	(69)	(65)
Foreign	(1,082)	(584)	(436)

	(2,629)	364	1,785
Deferred tax benefit
Federal	1,166	576	1,308
State	(5)	(5)	(5)
Foreign	(3)	70	(5)

	1,158	641	1,298

	$(1,471)	$1,005	$3,083

The income tax expense varies from the federal statutory rate due to the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Income tax (expense) benefit at federal statutory rate	$6	$695	$(945)
Decrease (increase) in income tax expense resulting from:
State tax, net of federal benefit	(52)	(45)	(43)
Gain (loss) on change in fair value of derivative liability	—	—	2,272
Effect of lower tax rate on foreign income	163	305	49
Domestic Production and other permanent items	(135)	(157)	(47)
Research and development expenditure credits	539	260	2,054
Changes in uncertain tax positions	(787)	(53)	(394)
Other	60	—	137
Valuation allowance	(1,265)	—	—

Income tax (expense) benefit	$(1,471)	$1,005	$3,083

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE R.	INCOME TAXES – CONTINUED

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Beginning balance	$660	$618	$224
Additions for tax positions of current year	193	—	—
Additions for tax positions of prior years	865	42	394
Settlements	(271)	—	—

Ending balance	$1,447	$660	$618

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

As of June 29, 2013, the Company had $1.9 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income expiring in 2033, $0.2 million of New York state NOL carryforwards expiring in 2033, $0.7 million of Canadian NOL carryforwards expiring in 2033, and a $2.3 million United Kingdom NOL carryforward that has no expiration. The Company has a $0.2 million tax credit available to offset Texas margin tax expiring in 2028. The Company also has $1.7 million of United States federal research and development income tax credits and $0.1 million of foreign tax credits that have expirations between 2020 and 2023.

The Company records a valuation allowance to the extent it is more likely than not deferred tax assets will not be recovered. In fiscal 2013, the Company established a valuation allowance of $1.3 million against net deferred income tax assets exclusive of deferred income tax liabilities relating to indefinite-lived intangibles.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE S.	EARNINGS PER SHARE – CONTINUED

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Net earnings (loss) attributable to PMFG, Inc. common shareholders	$(2,080)	$(976)	$5,027
Less net earnings allocated to preferred shareholders	—	—	(416)

Net earnings (loss) allocated to common shareholders	$(2,080)	$(976)	$4,611

Basic weighted average common shares outstanding	20,930	18,810	16,091
Effect of dilutive options and restricted stock	—	—	571

Diluted weighted average common shares outstanding	20,930	18,810	16,662

Basic earnings (loss) per share	$(0.10)	$(0.05)	$0.29

Diluted earnings (loss) per share	$(0.10)	$(0.05)	$0.28

NOTE T.	INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. Options to acquire 37,200 and 19,380 shares of common stock equivalents were omitted from the calculation of dilutive securities for fiscal years 2013 and 2012, respectively, because they were anti-dilutive. Warrants to acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for fiscal year 2012 and fiscal 2013 because they were anti-dilutive.

The Company has two reportable segments: Process Products and Environmental Systems. The Process Products segment produces various types of separators and filters used for removing liquids and solids from gases and air. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The main product of the Environmental Systems segment is SCR systems. These environmental control systems are used for air pollution abatement and converting nitrogen oxide (NOx) emissions from exhaust gases caused by burning hydrocarbon fuels such as coal, gasoline, natural gas and oil. Along with the SCR Systems, this segment offers systems to reduce other pollutants such as carbon monoxide (CO) and particulate matter. The Company combines these systems with other components, such as instruments, controls and related valves and piping to offer its customers a totally integrated system.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE T.	INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION – CONTINUED

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented. Segment information and reconciliation to operating profit for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 are presented below (in thousands):

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Revenue
Environmental	$21,189	$17,171	$32,918
Process Products	112,703	118,147	88,876

Consolidated	$133,892	$135,318	$121,794

Operating income (loss)
Environmental	$4,035	$3,158	$6,214
Process Products	19,006	16,711	11,825
Reconciling items	(22,223)	(19,394)	(20,266)

Consolidated	$818	$475	$(2,227)

Revenue from external customers based on the location of the customer is as follows for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 (in thousands):

Fiscal Year	United States	International	Consolidated
2013	$70,986	$62,906	$133,892
2012	71,479	63,839	135,318
2011	75,223	46,571	121,794

Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area as follows (in thousands):

Fiscal Year	United States	International	Consolidated
2013	$16,415	$7,616	$24,031
2012	7,993	1,529	9,522
2011	7,466	1,388	8,854

As of June 29, 2013, the Company’s subsidiary in China accounted for approximately 90% of the international long-lived assets.

For the fiscal years 2013, 2012 or 2011, there were no sales to a single customer that accounted for 10% or more of the Company’s consolidated revenue.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE U.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent the quarterly consolidated financial data of the Company for fiscal 2013, 2012 and 2011 (in thousands, except per share amounts):

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$32,977	$31,452	$34,970	$34,493	$133,892
Gross profit	11,392	11,529	10,747	13,132	46,800
Operating expenses	10,932	10,669	9,725	14,656	45,982
Operating income (loss)	460	860	1,022	(1,524)	818
Net earnings (loss)	(6)	593	697	(2,772)	(1,488)
Basic earnings (loss) per share
Net earnings (loss)	($0.01)	$0.02	$0.03	($0.13)	($0.10)
Diluted earnings (loss) per share
Net earnings (loss)	($0.01)	$0.02	$0.03	($0.13)	($0.10)

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$29,088	$37,721	$35,498	$33,011	$135,318
Gross profit	8,708	12,476	10,146	9,905	41,235
Operating expenses	9,855	11,498	8,934	10,473	40,760
Operating income (loss)	(1,147)	978	1,212	(568)	475
Net earnings (loss)	(1,170)	42	1,013	(923)	(1,038)
Basic earnings (loss) per share			.
Net earnings (loss)	($0.07)	$0.00	$0.05	($0.04)	($0.05)
Diluted earnings (loss) per share
Net earnings (loss)	($0.07)	$0.00	$0.05	($0.04)	($0.05)

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$26,961	$26,294	$33,985	$34,554	$121,794
Gross profit	8,741	8,126	10,696	10,844	38,407
Operating expenses	8,785	8,375	9,866	13,608	40,634
Operating income (loss)	(44)	(249)	830	(2,764)	(2,227)
Net earnings (loss)	(5,963)	6,839	4,962	23	5,861
Basic earnings (loss) per share
Net earnings (loss)	($0.43)	$0.37	$0.28	$0.00	$0.29
Diluted earnings (loss) per share
Net earnings (loss)	($0.43)	$0.36	$0.27	$0.00	$0.28

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE V.	SUBSEQUENT EVENTS

In July 2013, the Company sold a manufacturing facility located in Denton, Texas. The carrying value of the facility at June 29, 2013 was $0.2 million. A gain on sale of the facility of approximately $0.4 million is expected to be recognized in the first quarter of fiscal 2014.

Subsequent to June 29, 2013, management announced the pending closure of the facility located in Cisco, Texas. The Company anticipates the completion of the transition process during the second quarter of fiscal 2014.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2013. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that internal control over financial reporting was effective as of June 29, 2013.

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

The information required by Item 10 with respect to our executive officers is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K and is incorporated herein by reference. The information required by Item 10 with respect to our directors and director nominees is incorporated herein by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information included under the caption “Board Meetings, Committees and Compensation” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to our Code of Conduct for Directors and Employees is incorporated herein by reference to the information included under the caption “Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. Our Code of Conduct for Directors and Employees is posted on our website at www.peerlessmfg.com in the Investor Relations section under “Corporate Governance” and is available in print to any stockholder who requests a copy. The code applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. If we make any substantive amendments to the code, or grant any waivers to the code for any of our executive officers or directors, we will disclose the amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the information included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Board Meetings, Committees and Compensation” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the information included under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the information included under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

Exhibits:

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008 and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and among Peerless Mfg. Co., PMFG, Inc. and PMFG Merger Sub, Inc., dated January 10, 2008 (included as Annex A to the proxy statement/prospectus that is a part of our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference).

2.3	Share Purchase Agreement between Rainer Diekmann and Peerless Europe Ltd., dated as of November 4, 2011 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on November 8, 2011 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed by PMFG, Inc. on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

4.1	Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A (file no. 001-34156) filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference)

Exhibit No.	Exhibit Description

4.2	Amendment No.1 to the Rights Agreement, dated April 2, 2013, between PMFG, Inc. and Computershare Shareowner Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by PMFG, Inc. on April 2, 2013 and incorporated herein by reference).

10.1	Credit Agreement, dated September 7, 2012, between PMFG, Inc. and Peerless Mfg. Co, Citibank N.A. and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 11, 2012 and incorporated herein by reference).

10.2	Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.3	Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.4*	Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.5*	Amended and Restated Employment Agreement, dated March 1, 2010 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on March 1, 2010 and incorporated herein by reference).

10.6*	2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.7*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.8*	Amendment No. 1 to PMFG, Inc. 2007 Stock Incentive Plan, dated November 17, 2011 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 18, 2011 and incorporated herein by reference).

10.9*	Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Employees of PMFG, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 24, 2013 and incorporated herein by reference).

10.10*	Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on July 24, 2013 and incorporated herein by reference).

10.11*	Form of Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan for Employees of PMFG, Inc. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on July 24, 2013 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.12*	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-148577) filed by PMFG, Inc. on January 10, 2008 and incorporated herein by reference).

10.13	CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 12, 2010 and incorporated herein by reference).

10.14	Contract of Sale, dated September 14, 2011, between Peerless Mfg. Co. and SSAE Development, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 15, 2011 and incorporated herein by reference).

10.15	AIA Document A101-2007 Standard Contract for Construction, dated March 12, 2012, between Peerless Mfg. Co. and Schwob Building Company, Ltd. (filed as Exhibit 10.01 to the Current Report on Form 8-K filed by PMFG, Inc. on March 14, 2012 and incorporated herein by reference).

21.1†	Subsidiaries of PMFG, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Indicates furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PMFG, INC.

Date: September 6, 2013	/s/ Ronald L. McCrummen
Ronald L. McCrummen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 6, 2013.

/s/ Sherrill Stone	Chairman of the Board
Sherrill Stone

/s/ Peter J. Burlage	President, Chief Executive Officer and Director
Peter J. Burlage	(Principal Executive Officer)

/s/ Ronald L. McCrummen	Executive Vice President and Chief Financial Officer
Ronald L. McCrummen	(Principal Financial and Accounting Officer)

/s/ Kenneth R. Hanks	Director
Kenneth R. Hanks

/s/ Robert McCashin	Director
Robert McCashin

/s/ R. Clayton Mulford	Director
R. Clayton Mulford

/s/ Howard G. Westerman, Jr.	Director
Howard G. Westerman, Jr.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008 and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and among Peerless Mfg. Co., PMFG, Inc. and PMFG Merger Sub, Inc., dated January 10, 2008 (included as Annex A to the proxy statement/prospectus that is a part of our Registration Statement on Form S-4 (File No. 333-148577) filed on January 10, 2008 and incorporated herein by reference).

2.3	Share Purchase Agreement between Rainer Diekmann and Peerless Europe Ltd., dated as of November 4, 2011 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on November 8, 2011 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed by PMFG, Inc. on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

4.1	Rights Agreement, dated August 15, 2008, between PMFG, Inc. and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A (file no. 001-34156) filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference)

4.2	Amendment No.1 to the Rights Agreement, dated April 2, 2013, between PMFG, Inc. and Computershare Shareowner Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by PMFG, Inc. on April 2, 2013 and incorporated herein by reference).

10.1	Credit Agreement, dated September 7, 2012, between PMFG, Inc. and Peerless Mfg. Co, Citibank N.A. and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 11, 2012 and incorporated herein by reference).

10.2	Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.3	Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.4*	Assignment and Assumption Agreement, dated August 15, 2008, between Peerless Mfg. Co. and PMFG, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.5*	Amended and Restated Employment Agreement, dated March 1, 2010 between Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on March 1, 2010 and incorporated herein by reference).

10.6*	2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.7*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.8*	Amendment No. 1 to PMFG, Inc. 2007 Stock Incentive Plan, dated November 17, 2011 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 18, 2011 and incorporated herein by reference).

10.9*	Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Employees of PMFG, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 24, 2013 and incorporated herein by reference).

10.10*	Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on July 24, 2013 and incorporated herein by reference).

10.11*	Form of Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan for Employees of PMFG, Inc. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on July 24, 2013 and incorporated herein by reference).

10.12*	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-148577) filed by PMFG, Inc. on January 10, 2008 and incorporated herein by reference).

10.13	CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 12, 2010 and incorporated herein by reference).

10.14	Contract of Sale, dated September 14, 2011, between Peerless Mfg. Co. and SSAE Development, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 15, 2011 and incorporated herein by reference).

10.15	AIA Document A101-2007 Standard Contract for Construction, dated March 12, 2012, between Peerless Mfg. Co. and Schwob Building Company, Ltd. (filed as Exhibit 10.01 to the Current Report on Form 8-K filed by PMFG, Inc. on March 14, 2012 and incorporated herein by reference).

Exhibit No.	Exhibit Description

21.1†	Subsidiaries of PMFG, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Indicates furnished herewith