Form 10-Q
period 2013-09-28
PMFG, Inc.
filed 2013-11-08
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

The number of shares of the registrant’s common stock outstanding on October 31, 2013, was 21,108,266.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 29, 2013 and Part II of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 28,	June 29,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,900	$53,020
Restricted cash	5,827	5,029
Accounts receivable—trade, net of allowance for doubtful accounts of $300 at September 28, 2013 and June 29, 2013	21,375	22,509
Inventories, net	7,595	6,488
Costs and earnings in excess of billings on uncompleted contracts	17,585	16,544
Income taxes receivable	1,354	1,152
Deferred income taxes	304	304
Other current assets	4,513	3,427

Total current assets	118,453	108,473
Property, plant and equipment, net	27,424	24,031
Intangible assets, net	16,014	16,180
Goodwill	30,429	30,429
Other assets	927	998

Total assets	$193,247	$180,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,392	$14,899
Current maturities of long-term debt	1,017	—
Billings in excess of costs and earnings on uncompleted contracts	9,682	6,277
Commissions payable	2,031	1,763
Income taxes payable	745	339
Accrued product warranties	2,177	2,241
Customer deposits	2,432	2,566
Accrued liabilities and other	7,804	5,386

Total current liabilities	43,280	33,471
Long-term debt	11,041	8,719
Deferred income taxes	4,135	4,135
Other long-term liabilities	1,878	1,900
Commitments and contingencies
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at September 28, 2013 or September 29, 2012	—	—
Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 21,108,266 and 20,966,426 shares at September 28, 2013 and June 29, 2013, respectively	211	210
Additional paid-in capital	97,097	96,634
Accumulated other comprehensive loss	(697)	(2,004)
Retained earnings	31,533	33,114

Total PMFG, Inc.’s stockholders’ equity	128,144	127,954
Noncontrolling interest	4,769	3,932

Total equity	132,913	131,886

Total liabilities and equity	$193,247	$180,111

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended
	September 28,	September 29,
	2013	2012
	(unaudited)
Revenue	$29,071	$32,977
Cost of goods sold	19,364	21,585

Gross profit	9,707	11,392
Operating expenses:
Sales and marketing	3,513	3,067
Engineering and project management	2,526	2,324
General and administrative	5,328	5,541

	11,367	10,932

Operating income (loss)	(1,660)	460
Other income (expense):
Interest income	18	10
Interest expense	(438)	(105)
Loss on extinguishment of debt	—	(291)
Foreign exchange loss	(203)	(82)
Other income	66	1

	(557)	(467)

Loss before income taxes	(2,217)	(7)
Income tax benefit	647	1

Net loss	(1,570)	(6)

Net income attributable to noncontrolling interest	$11	$305

Net loss attributable to PMFG, Inc.	$(1,581)	$(311)

Weighted-average common shares outstanding:
Basic	21,077	20,917
Diluted	21,077	20,917
Basic loss per common share	$(0.07)	$(0.01)

Diluted loss per common share	$(0.07)	$(0.01)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended
	September 28,	September 29,
	2013	2012
	(unaudited)
Net loss	$(1,570)	$(6)
Other comprehensive income:
Foreign currency translation adjustment	1,333	435

Other comprehensive income	1,333	435
Comprehensive income (loss)	(237)	429
Net income attributable to noncontrolling interest	11	305
Other comprehensive income:
Foreign currency translation adjustment	26	9

Comprehensive income attributable to noncontrolling interests	37	314

Comprehensive income (loss) attributable to PMFG, Inc.	$(274)	$115

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Balance at June 29, 2013	20,966	$210	$96,634	$33,114	$(2,004)	$127,954	$3,932	$131,886
Net loss				(1,581)		(1,581)	11	(1,570)
Foreign currency translation adjustment					1,307	1,307	26	1,333
Stock grants, net of forfeitures	142	1	463			464		464
Equity contribution from noncontrolling interest in subsidiary						—	800	800

Balance at September 28, 2013	21,108	$211	$97,097	$31,533	$(697)	$128,144	$4,769	$132,913

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	September 28,	September 29,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,570)	$(6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	578	679
Amortization of deferred finance charges	63	15
Stock-based compensation	464	347
Bad debt expense	—	805
Inventory valuation reserve	(71)	(43)
Provision for warranty expense	221	414
Loss on extinguishment of debt	—	291
(Gain) loss on disposal of property	(348)	19
Foreign exchange loss	203	82
Change in fair value of interest rate swap	51	—
Changes in operating assets and liabilities:
Accounts receivable	1,237	9,741
Inventories	(925)	(456)
Costs and earnings in excess of billings on uncompleted contracts	(938)	(4,566)
Other assets	(1,120)	(107)
Accounts payable	2,532	1,357
Billings in excess of costs and earnings on uncompleted contracts	3,474	795
Commissions payable	268	1
Income taxes	204	618
Product warranties	(285)	(593)
Accrued liabilities and other	807	(165)

Net cash provided by operating activities:	4,845	9,228
Cash flows from investing activities:
(Increase) decrease in restricted cash	(584)	6
Purchases of property and equipment	(3,944)	(481)
Net proceeds from sale of property	521	—
Payments of deferred consideration	(22)	(14)

Net cash used in investing activities	(4,029)	(489)
Cash flows from financing activities:
Payment of debt	(533)	—
Payment of debt issuance costs	—	(630)
Proceeds from short-term debt	1,634	—
Proceeds from long-term debt	3,872	—
Equity contribution from noncontrolling interest	800	—

Net cash provided by (used in) financing activities	5,773	(630)

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

(In thousands)

	Three months ended
	September 28,	September 29,
	2013	2012
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	291	(282)

Net increase in cash and cash equivalents	6,880	7,827
Cash and cash equivalents at beginning of period	53,020	52,286

Cash and cash equivalents at end of period	$59,900	$60,113

Supplemental information on cash flow:
Income taxes (received) paid	$(653)	$842
Interest paid	$353	$175

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of September 28, 2013 and for the three months ended September 28, 2013 and September 29, 2012 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. References to “fiscal 2014” and “fiscal 2013” refer to fiscal years ended June 28, 2014 and June 29, 2013, respectively. The first quarter of fiscal 2014 and fiscal 2013 ended on September 28, 2013, and September 29, 2012, respectively.

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

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of September 28, 2013, cash held in the United States exceeded federally insured limits by $39.4 million. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $5.8 million and $5.0 million as of September 28, 2013 and June 29, 2013, respectively. Foreign restricted cash balances were $5.5 million and $4.7 million as of September 28, 2013 and June 29, 2013, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

The Company records an allowance for doubtful accounts based on a specific identification, taking into consideration a number of factors, including the length of time the accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the industry and the economy as a whole. The Company writes off accounts receivable when they are deemed to be uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period the payment is received.

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Three months ended
	September 28,	September 29,
	2013	2012
Balance at beginning of period	$300	$650
Bad debt expense	—	805
Accounts written off	—	(1,181)

Balance at end of period	$300	$274

Inventories

The Company values its inventories using the lower of weighted average cost or market. The Company regularly reviews the value of inventories on hand, using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.

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

In September 2013, the Company exited its lease manufacturing and office facility in Zhenjiang, China. The property was leased from the noncontrolling interest owner of Peerless Propulsys. Early termination of the lease resulted in $0.2 million of expense included in costs of goods sold in the three months ended September 28, 2013.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

The Company provides certain products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods, where revenue and cost of sales are recognized in accordance with accounting rules relating to construction-type and production-type contracts. Amounts recognized in revenue are calculated using the percentage of cost completed (i.e., cumulative cost incurred to date in comparison to the estimated total cost at completion). This method requires the Company to make estimates regarding the total costs of the project at completion, which impacts the amount of gross margin the Company recognizes in each reporting period. The Company routinely reviews its estimates relating to estimated total costs at completion and recognizes changes in those estimates as they are determined. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. Anticipated losses on these contracts are recorded in full in the period in which they become evident. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

Warranty Costs

The Company provides warranties for specific products during a defined period of time, generally less than 18 months after shipment of the product. Warranties cover the failure of a product to perform after it has been placed in service. The Company reserves for estimated future warranty costs in the period in which the revenue is recognized based on historical experience, expectation of future conditions, and the extent of concurrent supplier warranties in place. Warranty costs are included in “cost of goods sold” in the Consolidated Statements of Operations.

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

At September 28, 2013, the Company had $5.1 million of operating loss carry forwards available for carryover to future periods, subject to certain limitations and expiring beginning in fiscal 2032. A valuation allowance of $1.3 million has been established to reduce the credits to the estimated future realization of the tax related benefit.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to PMFG, Inc. stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, restricted stock units and warrants granted using the treasury stock method. For the three months ended September 28, 2013, 77,460 restricted stock units with performance and

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

service based restrictions were omitted from the calculation of dilutive securities because they were anti-dilutive. Options to acquire 37,200 shares of common stock and warrants to acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for the three months ended September 28, 2013 and the three months ended September 29, 2012, because they were anti-dilutive.

The warrants entitle the holders to purchase common stock for $10.56 per share, through a cashless exercise. The warrants expire on September 4, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

2. INVENTORIES

Principal components of inventories are as follows (in thousands):

	September 28,	June 29,
	2013	2013
Raw materials	$4,522	3,729
Work in progress	2,743	2,516
Finished goods	509	493

	7,774	6,738
Reserve for obsolete and slow-moving inventory	(179)	(250)

	$7,595	$6,488

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	September 28,	June 29,
	2013	2013
Costs incurred on uncompleted contracts and estimated earnings	$80,972	$70,389
Less billings to date	(73,069)	(60,122)

	$7,903	$10,267

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS—CONTINUED

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	September 28,	June 29,
	2013	2013
Costs and earnings in excess of billings on uncompleted contracts	$17,585	$16,544
Billings in excess of costs and earnings on uncompleted contracts	(9,682)	(6,277)

	$7,903	$10,267

4. GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

There were no changes in the carrying amount of goodwill for the three months ended September 28, 2013.

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Estimated Useful Life (Years)	Gross Value Sept 28, 2013	Accumulated Amortization	Net Book Value Sept 28, 2013	Gross Value June 29, 2013	Accumulated Amortization	Net Book Value June 29, 2013
Design guidelines	Indefinite	$6,940	$—	$6,940	$6,940	$—	$6,940
Customer relationships	8	7,940	(3,595)	$4,345	7,940	(3,429)	4,511
Trade names	Indefinite	4,729	—	$4,729	4,729	—	4,729

		$19,609	$(3,595)	$16,014	$19,609	$(3,429)	$16,180

Amortization expense on finite-lived intangible assets was $0.2 million and $0.3 million for the three months ended September 28, 2013 and September 29, 2012, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year
2014	660
2015	585
2016	510
2017	509
2018	504

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

5. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Three months ended
	September 28,	September 29,
	2013	2012
Balance at beginning of period	$2,241	$2,615
Provision for warranty expenses	221	414
Warranty charges	(285)	(593)

Balance at end of period	$2,177	$2,436

6. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	September 28,	June 29,
	2013	2013
Accrued start-up and commissioning expense	$230	$230
Accrued compensation	2,748	2,393
Accrued professional expenses	1,983	1,819
PCMC short-term debt	1,634	—
Deferred consideration related to Burgess Manning GmbH acquisition	15	36
Other	1,194	908

	$7,804	$5,386

In July 2013, the Company obtained short-term financing from Bank of China Limited. The financing provides for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%. Interest is payable quarterly. All amounts outstanding are due July 2014. At September 28, 2013, $1.6 million was included in Accrued liabilities and other on the Consolidated Balance Sheet.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

7. DEBT

Outstanding long-term debt obligations are as follows (in thousands):

		September 28,	June 29,
	Maturities	2013	2013
Term loan A	2019	$830	$604
Term loan B	2022	8,450	8,115
PCMC loan	2017	2,778	—

Total long-term debt		12,058	8,719
Less current maturites		(1,017)	—

Total long-term debt, net of current portion		$11,041	$8,719

In September 2012, the Company entered into a new Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and other financial institutions party thereto. The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million to be used for the purchase of equipment for a manufacturing facility in Denton, Texas (“Term Loan A”) and term loan commitments of $10.0 million to fund the construction of the Denton facility (“Term Loan B”). All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company.

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At September 28, 2013, there were no outstanding borrowings and approximately $6.2 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $2.7 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

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

At September 28, 2013, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00 and a Debt Service Coverage Ratio (“DSC”) of not less than 1.50 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA less certain

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

7. DEBT – CONTINUED

restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing 12 month basis. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At September 28, 2013, the Company was in compliance with all of its debt covenants.

On September 30, 2013, the Company and its subsidiary, Peerless Mfg. Co., entered into an amendment to the Credit Agreement. The Amendment allows the Company to permit maturity dates on letters of credit provided by the Company to its customers beyond the term of the Credit Agreement and to allow unsecured parent guarantees to be issued on behalf of its foreign subsidiaries up to a maximum aggregate value of $10 million.

In July 2013, the Company’s subsidiary in China entered into a loan agreement with The People’s Bank of China. The loan agreement provides for a loan commitment of ¥45.0 million ($7.0 million) to fund the construction of a manufacturing facility in Zhenjiang, China. The loan is guaranteed by PCMC’s property, plant and equipment. The loan matures on September 30, 2018. At September 28, 2013, there was an outstanding borrowing of ¥17.0 million ($2.8 million). Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan incurred during the six month period. Interest rates use floating rates not to exceed 10% plus 1% of annual fixed rate and must be paid quarterly. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At September 28, 2013, the Company was in compliance with all of its debt covenants.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.7 million) at September 28, 2013 and £6.0 million ($9.4 million) at June 29, 2013. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £1.9 million ($3.1 million) at September 28, 2013 and £2.1 million ($3.2 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At September 28, 2013, there was £4.8 million ($7.7 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was £4.4 million ($6.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.5 million) at September 28, 2013 and €4.8 million ($6.2 million) at June 29, 2013. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.9 million ($1.2 million) at September 28, 2013 and €0.7 million ($0.9 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At September 28, 2013, there was €2.9 million ($3.9 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was €2.7 million ($3.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $0.9 million and $0.6 million at September 28, 2013 and June 29, 2013, respectively. These guarantees are secured with deposits held by the institution issuing the guarantee. The Company’s subsidiary in China had bank guarantees of $1.2 million and $0.6 million at September 28, 2013 and June 29, 2013, respectively, secured by $1.2 million and $0.6 million of restricted cash balances.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

8. COMMITMENTS AND CONTINGENCIES

Litigation

Under the contract for the Nitram acquisition, the Company has certain rights to indemnification against the selling stockholders for claims relating to breach of representation and certain other claims, including litigation costs and damages. Prior to the final escrow payment release in October 2009, the Company made claims relating to environmental matters and indemnification for breach of representations and warranties of the Nitram purchase agreement, totaling approximately $2.0 million against the escrow, and a total of $1.4 million was withheld from the release of the escrow amount, which represents the Company’s claims, less the one percent deductible, estimated at $0.6 million. The sellers have objected to the claims made by the Company and the parties are currently in the process of negotiating the various claims. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

Other Matters

The Company has entered into certain non-cancelable agreements to construct a manufacturing facility in Zhenjiang, China. The total obligation is $11.4 million and the remaining cost to be incurred as of September 28, 2013 is $2.9 million.

9. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended September 28, 2013 and September 29, 2012 (in thousands, except share amounts):

	Three months ended
	September 28,		September 29,
	2013		2012
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock to directors	40,430	$300	36,000	$291
Restricted stock awards	101,410	752	110,377	894
Restricted stock units	77,460	575	—	—

The fair value of the stock granted to the Board of Directors is recognized immediately. The compensation expense for the restricted stock awards granted in fiscal year 2014 is recognized over a three-year vesting period whereas the awards granted in fiscal year 2013 are recognized over a four-year vesting period. The compensation expense is based on the fair value of the awards on the grant date, net of forfeitures.

In July 2013, the Company also awarded restricted stock units (“RSUs”), which are subject to both service and performance conditions, to the executive officers of the Company. The fair value of the RSUs is based on the probability of the performance condition being achieved on the date of grant. The actual number of shares that will ultimately vest is dependent on the Company’s performance during the performance period, which is a year from

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

9. STOCK-BASED COMPENSATION—CONTINUED

the date of grant, against established metrics and could range from 0% to 200% of the number of units originally granted. The RSUs have a cliff vesting of three years from the date of grant. The Company recognizes compensation expense for the RSUs based upon management’s determination of the potential likelihood of achievement of the performance conditions at each reporting date in fiscal 2014, net of forfeitures.

The Company recognized $0.5 million and $0.3 million of stock-based compensation expense in the three months ended September 28, 2013 and September 29, 2012, respectively.

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company has entered into interest rate swap agreements that effectively convert the interest rates on the long-term debt issued under the Senior Credit facility from floating to fixed rates. The following table summarizes the interest rate agreements in effect as of September 28, 2013 (in thousands):

Fixed Interest Rate	Expiration Date	Notional Amounts
1.95%	September 30, 2022	$9,000
1.50%	September 30, 2019	1,000

The swap agreements are recorded as an asset or liability in the Consolidated Balance Sheets at fair value, with the change in fair value recorded as interest expense within the Consolidated Statements of Operations.

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

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Assets		Derivative Liabilities
	September 28,	June 29,	June 29,	June 30,
	2013	2013	2013	2012
Interest rate swap contracts	$109	$160	$—	$—

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS—CONTINUED

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

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value as of September 28, 2013	Level 1	Level 2	Level 3
Asset - Interest rate swap contracts	$109	$—	$109	$—

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

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before general and administrative expenses. The Company does not allocate general and administrative expenses, assets, or expenditures for assets on a segment basis for internal management reporting, therefore, this information is not presented. Segment information and reconciliation to operating income (loss) for the three months ended September 28, 2013 and September 29, 2012 are presented below (in thousands).

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 28, 2013

11. SEGMENT INFORMATION—CONTINUED

	Three months ended
	September 28,	September 29,
	2013	2012
Revenue:
Process Products	$24,511	$28,715
Environmental Systems	4,560	4,262

	$29,071	$32,977

Operating income (loss):
Process Products	$2,768	$5,380
Environmental Systems	900	621
Corporate and other unallocated expenses	(5,328)	(5,541)

	$(1,660)	$460

12. FACILITY CLOSURES

In July 2013, the Company sold the property, plant and equipment at a former production facility in Denton, Texas. The facility had a carrying value of $0.2 million and the disposal resulted in proceeds of $0.5 million. The Company recorded a gain on disposal of $0.3 million which is included in cost of goods sold in the Consolidated Statement of Operations for the three months ended September 28, 2013.

In August 2013, management announced the pending closure of the manufacturing facility located in Cisco, Texas. The Company anticipates completion of the transition process during the second quarter of fiscal 2014. At September 28, 2013, the facility had a carrying value of $0.2 million included in property, plant and equipment, net on the Consolidated Balance Sheet.

PMFG, Inc. and Subsidiaries

September 28, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand PMFG, Inc., our operations, and our present business environment. MD&A is provided to supplement – and should be read in conjunction with – our unaudited consolidated financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business and the key drivers of product demand.

•	Results of Operations – an analysis of our Company’s consolidated and reporting segment results of operations for the three month periods presented in our consolidated unaudited financial statements.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows, aggregate contractual obligations, foreign currency exposure and an overview of our financial position.

This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended June 29, 2013. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.

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

Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 50% in the three months ended September 28, 2013 compared to 54% in the three months ended September 29, 2012. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future.

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

September 28, 2013

Key Drivers of Product Demand

We believe demand for our products is driven by the increasing demand for energy in both developed and emerging markets, coupled with the global trend towards increasingly restrictive environmental regulations. These trends should stimulate investment in new power generation facilities and related infrastructure, and in upgrading existing facilities.

With a shift to cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas, nuclear technology and renewable resources. In developed markets, natural gas is increasingly becoming one of the energy sources of choice. We supply product offerings throughout the entire natural gas infrastructure value chain and believe the expansion of natural gas infrastructure will drive growth of our process products and the global market for our SCR Systems for natural-gas-fired power plants.

Despite existing concerns over safety and government regulations related to the construction of new nuclear power facilities and the re-licensing of existing facilities, we believe rising nuclear capacity utilization rates and concerns about energy security and emissions will drive the increase for nuclear power generation, both domestically and internationally. China is expected to lead the global expansion of nuclear power generation growth. Re-licensing of existing nuclear facilities in the United States and Europe also will contribute to product demand.

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

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 29, 2013. Since the date of that report, there have been no material changes to our critical accounting policies.

PMFG, Inc. and Subsidiaries

September 28, 2013

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended
	September 28,	September 29,
	2013	2012
Net revenue	100.0%	100.0%
Cost of goods sold	66.6	65.5

Gross profit	33.4	34.5
Operating expenses	39.1	33.2

Operating income (loss)	(5.7)	1.3
Other expense, net	(1.9)	(1.4)

Income (loss) before income taxes	(7.6)	(0.1)
Income tax benefit (expense)	2.2	0.0

Net income (loss)	(5.4)%	(0.1)%

Net income (loss) attributable to noncontrolling interest	—	0.9

Net income (loss) attributable to PMFG, Inc.	(5.4)%	(1.0)%

Cost of goods sold includes manufacturing and distribution costs for products sold. The manufacturing and distribution costs include material, direct and indirect labor, manufacturing overhead, depreciation, sub-contract work, inbound and outbound freight, purchasing, receiving, inspection, warehousing, internal transfer costs and other costs of our manufacturing and distribution processes. Cost of goods sold also includes the costs of commissioning the equipment and warranty-related costs. Operating expenses include sales and marketing expenses, engineering and project management expenses and general and administrative expenses which are further described below.

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

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 50% and 54% of consolidated revenue in the quarters ended September 28, 2013 and September 29, 2012, respectively.

PMFG, Inc. and Subsidiaries

September 28, 2013

The following summarizes consolidated revenue (in thousands):

	Three months ended
	September 28, 2013	% of Total Revenue	September 29, 2012	% of Total Revenue
Domestic	$14,573	50.1%	$15,260	46.3%
International	14,498	49.9%	17,717	53.7%

Total	$29,071	100.0%	$32,977	100.0%

Total revenue decreased $3.9 million, or 11.8%, to $29.1 million in the first quarter of fiscal 2014 compared to the same period in fiscal 2013. The lower revenue in fiscal 2014 reflects the overlap of strong quarterly results in the EMEA and APAC regions in fiscal 2013 and the impact of disruptions resulting from the startup of the new manufacturing facilities in Denton, Texas and China. During the quarter the Company ceased manufacturing operations at two facilities and began manufacturing activities at two new facilities. The transition disrupted the Company’s manufacturing capabilities during the quarter as it was necessary to shut down and dismantle equipment to be moved and reinstalled in the new facilities.

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

	Three months ended
	September 28, 2013	% of Total Revenue	September 29, 2012	% of Total Revenue
Revenue	$29,071	100.0%	$32,977	100.0%
Cost of goods sold	19,364	66.6%	21,585	65.5%

Gross profit	$9,707	33.4%	$11,392	34.5%

Gross profit in the first quarter of fiscal 2014 decreased $1.7 million compared to the same period in fiscal 2013. The decrease in fiscal 2014 gross profit is attributed primarily to the lower revenue in the period. The gross profit as a percentage of revenue declined as a result of variances in product and geographic mix, as well as one-time costs and inefficiencies related to the transition of manufacturing facilities.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	September 28, 2013	% of Total Revenue	September 29, 2012	% of Total Revenue
Sales and marketing	$3,513	12.1%	$3,067	9.3%
Engineering and project management	2,526	8.7%	2,324	7.0%
General and administrative	5,328	18.3%	5,541	16.8%

Total	$11,367	39.1%	$10,932	33.2%

Operating expenses increased $0.4 million, or 4.0%, for the first quarter of fiscal 2014 compared to the same period in fiscal 2013. The increase in operating expenses primarily relates to sales commissions, personnel-related and consulting costs, partially offset by lower bad debt expense in the period. As the Company’s operating expenses are largely fixed in nature, the operating expenses as a percentage of revenue increased significantly from period to period on the lower relative level of revenue.

PMFG, Inc. and Subsidiaries

September 28, 2013

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	September 28, 2013	September 29, 2012
Interest income	$18	$10
Interest expense	(438)	(105)
Loss on extinguishment of debt	—	(291)
Foreign exchange gain (loss)	(203)	(82)
Other income (expense), net	66	1

Total other income (expense)	$(557)	$(467)

Total other income and expense was a net expense of $0.6 million and $0.5 million in the first quarter of fiscal 2014 and 2013, respectively. In the first quarter of fiscal 2013, we recorded a loss on the extinguishment of debt associated with paying off our outstanding term loan. There was no similar activity in the first quarter of fiscal 2014. The higher level of interest expense reflects borrowings related to the Company’s two new manufacturing facilities.

Income Taxes. Our effective income tax rates were 29.2% and 20.7% for the quarters ended September 28, 2013 and September 29, 2012, respectively.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 84% and 87% of our revenue in the quarters ended September 28, 2013 and September 29, 2012, respectively. With the increase in demand for environmental system solutions, we anticipate the Environmental Systems segment will continue to increase as a percentage of our consolidated revenue.

The following summarizes the Process Products segment revenue and operating income (in thousands):

	Three months ended
	September 28,	September 29,
	2013	2012
Revenue	$24,511	$28,715
Operating income	2,768	5,380
Operating income as % of revenue	11.3%	18.7%

Process Products revenue decreased $4.2 million, or 14.6%, to $24.5 million in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013. The Process Products segment revenue was negatively impacted by the transition of our manufacturing facilities in the quarter as we exited two older facilities and started up two new facilities. The inefficiencies associated with the transitions significantly reduced our manufacturing capacity during the quarter. As evidenced by the increase in backlog, the lower Process Products segment revenue is not reflective of the current market activity.

PMFG, Inc. and Subsidiaries

September 28, 2013

Process Products operating income for the first quarter of fiscal 2014 decreased $2.6 million, or 48.6%, compared to the first quarter of fiscal 2013. As the Company’s sales and marketing are largely fixed in nature the lower revenue in the quarter negatively impacted the segment profitability.

Environmental Systems

The primary product of our Environmental Systems business is SCR Systems. SCR Systems are integrated systems, with instruments, controls and related valves and piping. Our SCR Systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 16% and 13% of our revenue in the quarters ended September 28, 2013 and September 29, 2012, respectively.

The following summarizes the Environmental Systems segment revenue and operating income (in thousands):

	Three months ended
	September 28,	September 29,
	2013	2012
Revenue	$4,560	$4,262
Operating income	900	621
Operating income as % of revenue	19.7%	14.6%

Environmental Systems revenue increased $0.3 million, or 7.0%, to $4.6 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Our SCR projects tend to be larger in scope and longer in duration then systems and solutions included in the Process Products segment. Further, the costs are incurred inconsistently throughout the fabrication process which increases the variability of segment revenue from period to period. The higher revenue in fiscal 2014 reflects the timing of incurring project related costs as the backlog of Environmental Systems projects at September 28, 2013 was nearly double that of the prior year.

Environmental Systems operating income for the first quarter of fiscal 2014 increased $0.3 million compared to the first quarter of fiscal 2013. As a percentage of revenue, operating income increased to 19.7% in the first quarter of fiscal 2014 compared to 14.6%, in the first quarter of fiscal 2013. The increase in segment operating income as a percentage of revenue reflects the relative profitability of projects in process, partially offset by higher sales and marketing costs.

General and Administrative Expenses

General and administrative expenses include those related to the corporate office, as well as general and administrative costs of international locations. General and administrative expenses decreased $0.2 million or 3.8% in the quarter ended September 28, 2013 in comparison to the prior year. The increase in personnel-related and public company costs in the period were more than offset by lower bad debt expense. Included in the first quarter of fiscal 2013 was $0.8 million related to the write-off of a customer accounts receivable balance.

PMFG, Inc. and Subsidiaries

September 28, 2013

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the three months ended as of September 28, 2013 and September 29, 2012 (in millions):

	Three Months Ended
	September 28, 2013	September 29, 2012
Backlog at beginning of period	$84.2	$99.9
Net bookings	42.4	24.7
Revenue recognized	(29.1)	(33.0)

Backlog at end of period	$97.5	$91.6

Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Our backlog increased $13.3 million from June 29, 2013 to $97.5 million at September 28, 2013. The increase in backlog reflects the relative strength in bookings both in comparison to the prior year and the immediately preceding quarter, as well as delays in our manufacturing resulting from the transition of manufacturing facilities. Included in the backlog as of September 29, 2012 was approximately $12.5 million related to two customer contracts which were cancelled in the fourth quarter of fiscal 2013. The Company anticipates approximately 80% of the backlog as of September 28, 2013 will be recognized as revenue over the next 12 months.

Financial Position

Assets. Total assets increased by $13.1 million, or 7.3%, from $180.1 million at June 29, 2013, to $193.2 million at September 28, 2013. On September 28, 2013, we held cash, including restricted cash, and cash equivalents of $65.7 million, had working capital of $75.2 million and a current liquidity ratio of 2.7-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $58.0 million, working capital of $75.0 million, and a current liquidity ratio of 3.2-to-1.0 at June 29, 2013.

Liabilities and Equity. Total liabilities increased by $12.1 million, or 25.1%, from $48.2 million at June 29, 2013 to $60.3 million at September 29, 2013. The increase in our total liabilities is attributed to an increase in long-term debt associated with the construction of manufacturing facilities in Denton, Texas and Zhenjiang, China, in addition to an increase in accounts payable, billings in excess of costs and earnings on uncompleted contracts and other accrued liabilities.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically invoice our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At September 29, 2013, the balance of these working capital accounts was $11.9 million compared to $17.9 million at June 29, 2013, reflecting a decrease of our investment in these working capital items of $6.0 million.

PMFG, Inc. and Subsidiaries

September 28, 2013

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7 of Item 1 in the Notes to the Consolidated Financial Statements). As of September 28, 2013 and June 29, 2013, we had outstanding letters of credit and bank guarantees of $19.9 million and $18.1 million, respectively.

Our cash and cash equivalents were $65.7 million as of September 28, 2013, compared to $58.0 million at June 29, 2013, of which $5.8 million and $5.0 million were restricted as collateral for stand-by letters of credit and bank guarantees at September 28, 2013, and June 29, 2013, respectively. During the three months ended September 28, 2013, cash provided by operating activities was $4.8 million compared to cash provided by operating activities of $9.2 million for the three months ended September 29, 2012.

Cash used in investing activities was $4.0 million for the three months ended September 28, 2013, compared to cash used in investing activities of $0.5 million for the three months ended September 29, 2012. Cash used in investing activities during the three months ended September 28, 2013, primarily related to construction costs incurred to date on our manufacturing facilities under construction in Denton, Texas and Zhenjiang, China. Cash used in investing activities during the three months ended September 29, 2012 primarily related to the purchase of property, plant and equipment, partially offset by a reduction in cash restricted to serve as collateral against open letters of credit.

Cash provided by financing activities during the three months ended September 28, 2013, was $5.8 million compared to cash used by financing activities of $0.6 million during the three months ended September 29, 2012. The cash provided by financing activities for the three months ended September 28, 2013, primarily consisted of proceeds from long-term debt as we drew on our construction term loan and the equity contribution from a non-controlling interest in our China subsidiary, offset by a payment of our long term debt. The cash provided by financing activities for the three months ended September 29, 2012 primarily consisted of payment of debt issuance costs for the new credit facility.

As a result of the events described above, our cash and cash equivalents during the three months ended September 28, 2013, increased by $6.9 million compared to an increase of $7.8 million during the three months ended September 29, 2012

We believe we maintain adequate liquidity and the capacity to enter into letters of credit and guarantees to support existing operations and planned growth over the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures from those disclosed in Item 7A of Part II of our Annual Report on Form 10-K for the year ended June 29, 2013.

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

PMFG, Inc. and Subsidiaries

September 28, 2013

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

During the three months ended September 28, 2013, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on 10-K for the year ended June 29, 2013.

PMFG, Inc. and Subsidiaries

September 28, 2013

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

September 28, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: November 7, 2013	/s/ Peter J. Burlage

Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	/s/ Ronald L McCrummen

Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)