Form 10-Q
period 2013-12-28
PMFG, Inc.
filed 2014-02-07
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

The number of shares of the registrant’s common stock outstanding on February 1, 2014, was 21,098,145.

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

•	changes in current environmental legislation or regulations;

•	risks associated with our indebtedness, the terms of our credit agreements and our ability to raise additional capital;

•	changes in competition;

•	changes in demand for our products;

•	our ability to identify and execute on growth and market opportunities, including through acquisitions and strategic partnerships;

•	our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	risks associated with our product warranties; and

•	changes in the price, supply or demand for natural gas, bio fuel, oil or coal.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 28, 2013	June 29, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,160	$53,020
Restricted cash	5,503	5,029
Accounts receivable - trade, net of allowance for doubtful accounts of $306 at December 28, 2013 and $300 at June 29, 2013	22,859	22,509
Inventories, net	8,812	6,488
Costs and earnings in excess of billings on uncompleted contracts	21,638	16,544
Income taxes receivable	667	1,152
Deferred income taxes	304	304
Other current assets	4,278	3,427

Total current assets	120,221	108,473
Property, plant and equipment, net	30,876	24,031
Intangible assets, net	15,849	16,180
Goodwill	30,429	30,429
Other assets	973	998

Total assets	$198,348	$180,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,661	$14,899
Current maturities of long-term debt	2,043	—
Billings in excess of costs and earnings on uncompleted contracts	11,618	6,277
Commissions payable	2,031	1,763
Income taxes payable	849	339
Accrued product warranties	2,383	2,241
Customer deposits	2,682	2,566
Accrued liabilities and other	6,698	5,386

Total current liabilities	45,965	33,471

Long-term debt	15,467	8,719
Deferred income taxes	4,136	4,135
Other long-term liabilities	1,857	1,900

Commitments and contingencies

Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at December 28, 2013 or June 29, 2013	—	—

Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 21,098,145 and 20,966,426 shares at December 28, 2013 and June 29, 2013, respectively	211	210
Additional paid-in capital	97,243	96,634
Accumulated other comprehensive loss	(729)	(2,004)
Retained earnings	28,519	33,114

Total PMFG, Inc.‘s stockholders’ equity	125,244	127,954
Noncontrolling interest	5,679	3,932

Total equity	130,923	131,886

Total liabilities and equity	$198,348	$180,111

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended		Six months ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$29,613	$31,452	$58,684	$64,429
Cost of goods sold	21,486	19,923	40,849	41,508

Gross profit	8,127	11,529	17,835	22,921
Operating expenses:
Sales and marketing	3,125	3,936	6,638	7,003
Engineering and project management	2,372	2,377	4,898	4,701
General and administrative	4,207	4,356	9,535	9,897

	9,704	10,669	21,071	21,601

Operating income (loss)	(1,577)	860	(3,236)	1,320
Other income (expense):
Interest income	14	7	32	17
Interest expense	(268)	(210)	(706)	(315)
Loss on extinguishment of debt	—	—	—	(291)
Foreign exchange gain (loss)	(269)	117	(472)	35
Other income	6	32	71	33

	(517)	(54)	(1,075)	(521)

Income (loss) before income taxes	(2,094)	806	(4,311)	799
Income tax expense	(831)	(213)	(184)	(212)

Net income (loss)	(2,925)	593	(4,495)	587

Net income attributable to noncontrolling interest	89	127	100	432

Net income (loss) attributable to PMFG, Inc.	$(3,014)	$466	$(4,595)	$155

Weighted-average common shares outstanding:
Basic	21,101	20,920	21,089	20,919
Diluted	21,101	20,935	21,089	20,934
Basic income (loss) per common share	$(0.14)	$0.02	$(0.22)	$0.01

Diluted income (loss) per common share	$(0.14)	$0.02	$(0.22)	$0.01

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Six months ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income (loss)	$(2,925)	$593	$(4,495)	$587
Other comprehensive income (loss) :
Foreign currency translation adjustment	(18)	217	1,315	652

Other comprehensive income (loss)	(18)	217	1,315	652
Comprehensive income (loss)	(2,943)	810	(3,180)	1,239
Net income attributable to noncontrolling interest	89	127	100	432
Other comprehensive income:
Foreign currency translation adjustment	14	14	40	23

Comprehensive income attributable to noncontrolling interests	103	141	140	455

Comprehensive income (loss) attributable to PMFG, Inc.	$(3,046)	$669	$(3,320)	$784

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Balance at June 29, 2013	20,966	$210	$96,634	$33,114	$(2,004)	$127,954	$3,932	$131,886
Net loss	—	—	—	(4,595)	—	(4,595)	100	(4,495)
Foreign currency translation adjustment	—	—	—	—	1,275	1,275	40	1,315
Stock grants, net of forfeitures	132	1	609	—	—	610	—	610
Equity contribution from noncontrolling interest in subsidiary	—	—	—	—	—	—	1,607	1,607

Balance at December 28, 2013	21,098	$211	$97,243	$28,519	$(729)	$125,244	$5,679	$130,923

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	December 28,	December 29,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,495)	$587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,225	1,397
Amortization of deferred finance charges	127	76
Stock-based compensation	610	404
Bad debt expense	6	1,010
Inventory valuation reserve	(68)	(59)
Provision for warranty expense	482	652
Loss on extinguishment of debt	—	291
Gain on disposal of property	(325)	(74)
Foreign currency exchange gain (loss)	472	(35)
Change in fair value of interest rate swap	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(290)	7,144
Inventories	(2,254)	(309)
Costs and earnings in excess of billings on uncompleted contracts	(5,088)	(1,746)
Other current assets	(931)	781
Accounts payable	2,767	(990)
Billings in excess of costs and earnings on uncompleted contracts	5,374	1,057
Commissions payable	268	221
Income taxes	995	2,202
Product warranties	(340)	(1,270)
Accrued liabilities and other	557	(980)

Net cash provided by (used in) operating activities:	(912)	10,359

Cash flows from investing activities:
(Increase) decrease in restricted cash	(55)	(370)
Purchases of property and equipment	(8,794)	(2,224)
Net proceeds from sale of property	521	135
Business acquisition, net of cash received	—	(1,344)
Payments of deferred consideration	(37)	—

Net cash used in investing activities	(8,365)	(3,803)
Cash flows from financing activities:
Payment of long-term debt	(533)	—
Payment of debt issuance costs	—	(963)
Proceeds from short-term debt	1,634	1,583
Proceeds from long-term debt	9,311	—
Equity contribution from noncontrolling interest	1,607	947

Net cash provided by financing activities	12,019	1,567

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

(In thousands)

	Six months ended
	December 28,	December 29,
	2013	2012
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	398	206

Net increase in cash and cash equivalents	3,140	8,329
Cash and cash equivalents at beginning of period	53,020	52,286

Cash and cash equivalents at end of period	$56,160	$60,615

Supplemental information on cash flow:
Income taxes received	$518	$2,475
Interest paid	$550	$205

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of December 28, 2013 and for the three and six months ended December 28, 2013 and December 29, 2012 are unaudited and, in the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included and are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. References to “fiscal 2014” and “fiscal 2013” refer to fiscal years ended June 28, 2014 and June 29, 2013, respectively. The second quarters of fiscal 2014 and fiscal 2013 ended on December 28, 2013, and December 29, 2012, respectively.

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

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of December 28, 2013, cash held in banks in the United States exceeded federally insured limits by $35.5 million. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $5.5 million and $5.0 million as of December 28, 2013 and June 29, 2013, respectively. Foreign restricted cash balances were $5.5 million and $4.7 million as of December 28, 2013 and June 29, 2013, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the normal course of business.

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

December 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Six months ended
	December 28,	December 29,
	2013	2012
Balance at beginning of period	$300	$650
Bad debt expense	6	1,010
Accounts written off	—	(1,359)

Balance at end of period	$306	$301

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

December 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

December 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

For the six months ended December 28, 2013, income tax expense was 4% of the loss before income taxes. The rate varies from the statutory rate because of the blend of taxable income in some state and foreign taxing jurisdictions and permanent differences and taxable losses in the United States for which no tax benefit has been recognized. At December 28, 2013, the Company had $5.1 million of operating loss carry forwards primarily in the United States available for carryover to future periods, subject to certain limitations and expiring beginning in fiscal 2032. A valuation allowance of $1.3 million has been established to reduce the computed benefits to the estimated future realization of the tax related benefit.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to PMFG, Inc. stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, restricted stock units and warrants granted using the treasury stock method. For the three and six months ended December 28, 2013, 72,339 restricted stock units with performance and service based restrictions and options to acquire 37,200 shares of common stock were omitted from the

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

calculation of dilutive securities because they were anti-dilutive. Warrants to acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for the three and six months ended December 28, 2013 and the three and six months ended December 29, 2012 because they were anti-dilutive.

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

2. INVENTORIES

Principal components of inventories are as follows (in thousands):

	December 28,	June 29,
	2013	2013
Raw materials	$6,214	3,729
Work in progress	2,402	2,516
Finished goods	378	493

	8,994	6,738
Reserve for obsolete and slow-moving inventory	(182)	(250)

	$8,812	$6,488

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	December 28,	June 29,
	2013	2013
Costs incurred on uncompleted contracts and estimated earnings	$82,145	$70,389
Less billings to date	(72,125)	(60,122)

	$10,020	$10,267

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS - CONTINUED

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	December 28,	June 29,
	2013	2013
Costs and earnings in excess of billings on uncompleted contracts	$21,638	$16,544
Billings in excess of costs and earnings on uncompleted contracts	(11,618)	(6,277)

	$10,020	$10,267

4. GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill and other intangible assets are allocated to the Process Products segment. Goodwill is not deductible for income tax purposes.

Goodwill

There were no changes in the carrying amount of goodwill for the six months ended December 28, 2013.

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Estimated Useful Life (Years)	Gross Value Dec 28, 2013	Accumulated Amortization	Net Book Value Dec 28, 2013	Gross Value June 29, 2013	Accumulated Amortization	Net Book Value June 29, 2013
Design guidelines	Indefinite	$6,940	$—	$6,940	$6,940	$—	$6,940
Customer relationship	8	7,940	(3,760)	$4,180	7,940	(3,429)	4,511
Trade names	Indefinite	4,729	—	$4,729	4,729	—	4,729

		$19,609	$(3,760)	$15,849	$19,609	$(3,429)	$16,180

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

4. GOODWILL AND OTHER INTANGIBLE ASSETS - CONTINUED

Amortization expense on finite-lived intangible assets was $0.2 million and $0.3 million for the three months ended December 28, 2013 and December 29, 2012, respectively. Amortization expense on finite-lived intangible assets for the six months ended December 28, 2013 and December 29, 2012 was $0.3 million and $0.6 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year
2014	$660
2015	585
2016	510
2017	509
2018	504

5. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Six months ended
	December 28,	December 29,
	2013	2012
Balance at beginning of period	$2,241	$2,615
Provision for warranty expenses	482	652
Warranty charges	(340)	(1,270)

Balance at end of period	$2,383	$1,997

6. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	December 28,	June 29,
	2013	2013
Accrued start-up and commissioning expense	$230	$230
Accrued compensation	1,820	2,393
Accrued professional expenses	2,319	1,819
PCMC short-term debt	1,643	—
Other	686	944

	$6,698	$5,386

In July 2013, the Company obtained short-term financing from Bank of China Limited. The financing provides for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%. Interest is payable quarterly. All amounts outstanding are due July 2014.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

7. DEBT

Outstanding long-term debt obligations are as follows (in thousands):

		December 28,	June 29,
	Maturities	2013	2013
Term loan A	2019	$981	$604
Term loan B	2022	9,466	8,115
Subsidiary loan	2017	7,063	—

Total long-term debt		17,510	8,719
Less current maturites		(2,043)	—

Total long-term debt, net of current portion		$15,467	$8,719

In September 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and other financial institutions party thereto. The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million to be used for the purchase of equipment for a manufacturing facility in Denton, Texas (“Term Loan A”) and term loan commitments of $10.0 million to fund the construction of the Denton facility (“Term Loan B”). All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company.

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At December 28, 2013, there were no outstanding borrowings and approximately $5.6 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $5.9 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

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

At December 28, 2013, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00 and a Debt Service Coverage Ratio (“DSC”) of not less than 1.50 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA less certain

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

7. DEBT – CONTINUED

restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing 12 month basis. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. At December 28, 2013, the Company was not in compliance with limitations on capital expenditures and the DSC ratio. Subsequent to December 28, 2013, the Company obtained a limited waiver of the covenants. The limit on the capital expenditure was increased and the defined calculation of the DSC was adjusted so the Company was in compliance with its debt covenants.

On September 30, 2013, the Company and its subsidiary, Peerless Mfg. Co., entered into an amendment to the Credit Agreement. The Amendment allows the Company to permit maturity dates on letters of credit provided by the Company to its customers beyond the term of the Credit Agreement and to allow unsecured parent guarantees to be issued on behalf of its foreign subsidiaries up to a maximum aggregate value of $10.0 million.

In July 2013, the Company’s subsidiary in China entered into a loan agreement with The People’s Bank of China. The loan agreement provides for a loan commitment of ¥45.0 million ($7.4 million) to fund the construction of a manufacturing facility in Zhenjiang, China. The loan is guaranteed by PCMC’s property, plant and equipment. The loan matures on September 30, 2018. At December 28, 2013, there was an outstanding borrowing of ¥43.0 million ($7.1 million). Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan. Interest rates use floating rates as established by The People’s Bank of China. The rate at December 28, 2013 was 7.0%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At December 28, 2013, the Company was in compliance with all of its debt covenants.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.9 million) at December 28, 2013 and £6.0 million ($9.1 million) at June 29, 2013. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary and by a cash deposit of £1.9 million ($3.0 million) at December 28, 2013 and £2.1 million ($3.2 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At December 28, 2013, there was £4.4 million ($7.2 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was £4.4 million ($6.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.6 million) at December 28, 2013 and €4.8 million ($6.2 million) at June 29, 2013. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.9 million ($1.3 million) at December 28, 2013 and €0.7 million ($0.9 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At December 28, 2013, there was €3.1 million ($4.3 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was €2.7 million ($3.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $0.6 million at December 28, 2013 and June 29, 2013. These guarantees are secured with a protective line of credit issued by the Company to Citibank. The Company’s subsidiary in China had bank guarantees of $1.2 million and $0.6 million at December 28, 2013 and June 29, 2013, respectively, secured by $1.2 million and $0.6 million of restricted cash balances.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

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

9. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended December 28, 2013 and December 29, 2012 (in thousands, except share amounts):

	Six months ended
	December 28,		December 29,
	2013		2012
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock to directors	40,430	$300	36,000	$291
Restricted stock awards	101,410	752	110,377	894
Restricted stock units	77,460	575	—	—

The stock granted to the Board of Directors vests immediately, therefore the entire amount of fair value was recognized as expense at the time of grant. The compensation expense for the restricted stock awards granted in fiscal year 2014 is recognized over a three-year vesting period whereas the awards granted in fiscal year 2013 are recognized over a four-year vesting period. The compensation expense is based on the fair value of the awards on the grant date, net of forfeitures.

In July 2013, the Company also awarded restricted stock units (“RSUs”), which are subject to both service and performance conditions, to the executive officers of the Company. The fair value of the RSUs is based on the probability of the performance condition being achieved on the date of grant. The actual number of shares that will ultimately vest is dependent on the Company’s performance during the performance period, which is a year from the date of grant, against established metrics and could range from 0% to 200% of the number of units originally granted. The RSUs have a cliff vesting of three years from the date of grant. The Company recognizes compensation expense for the RSUs based upon management’s determination of the potential likelihood of achievement of the performance conditions at each reporting date in fiscal 2014, net of forfeitures.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

9. STOCK-BASED COMPENSATION – CONTINUED

The Company recognized $0.6 million and $0.4 million of stock-based compensation expense in the six months ended December 28, 2013 and December 29, 2012, respectively. For the three months ended December 28, 2013 and December 29, 2012, the Company recognized $0.1 million of stock-based compensation expense.

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company has entered into interest rate swap agreements that effectively convert the interest rates on the long-term debt issued under the Senior Credit facility from floating to fixed rates. The following table summarizes the interest rate agreements in effect as of December 28, 2013 (in thousands):

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

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Assets		Derivative Liabilities
	December 28,	June 29,	December 28,	June 29,
	2013	2013	2013	2013
Interest rate swap contracts	$164	$160	$—	$—

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS - CONTINUED

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value as of December 28, 2013	Level 1	Level 2	Level 3
Asset - Interest rate swap contracts	$164	$—	$164	$—

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

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before general and administrative expenses. The Company does not allocate general and administrative expenses, assets, or expenditures for assets on a segment basis for internal management reporting, therefore, this information is not presented. Segment information and reconciliation to operating income (loss) for the three and six months ended December 28, 2013 and December 29, 2012 are presented below (in thousands).

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

December 28, 2013

11. SEGMENT INFORMATION – CONTINUED

	Three months ended		Six months ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Revenue:
Process Products	$24,255	$28,480	$48,766	$57,195
Environmental Systems	5,358	2,972	9,918	7,234

	$29,613	$31,452	$58,684	$64,429

Operating income (loss):
Process Products	$1,270	$4,710	$4,039	$10,090
Environmental Systems	1,360	506	2,260	1,127
Corporate and other unallocated expenses	(4,207)	(4,356)	(9,535)	(9,897)

	$(1,577)	$860	$(3,236)	$1,320

PMFG, Inc. and Subsidiaries

December 28, 2013

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

Our products and systems are marketed worldwide. The percentage of revenue generated from outside the United States was approximately 45% in the six months ended December 28, 2013 compared to 53% in the six months ended December 29, 2012. As a result of global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future.

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

December 28, 2013

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

PMFG, Inc. and Subsidiaries

December 28, 2013

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended		Six months ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.6	63.3	69.6	64.4

Gross profit	27.4	36.7	30.4	35.6
Operating expenses	32.8	33.9	35.9	33.5

Operating income (loss)	(5.4)	2.8	(5.5)	2.1
Other expense, net	(1.7)	(0.2)	(1.8)	(0.8)

Income (loss) before income taxes	(7.1)	2.6	(7.3)	1.3
Income tax benefit (expense)	(2.8)	(0.7)	(0.3)	(0.3)

Net income (loss)	(9.9)%	1.9%	(7.6)%	1.0%

Net income attributable to noncontrolling interest	0.3	0.4	0.2	0.7

Net income (loss) attributable to PMFG, Inc.	(10.2)%	1.5%	(7.8)%	0.3%

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

Quarter Ended December 28, 2013 Compared to Quarter Ended December 29, 2012

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 41% and 53% of consolidated revenue in the quarters ended December 28, 2013 and December 29, 2012, respectively.

PMFG, Inc. and Subsidiaries

December 28, 2013

The following summarizes consolidated revenue (in thousands):

	Three months ended
	December 28, 2013	% of Total Revenue	December 29, 2012	% of Total Revenue
Domestic	$17,444	58.9%	$14,883	47.3%
International	12,169	41.1%	16,569	52.7%

Total	$29,613	100.0%	$31,452	100.0%

Total revenue decreased $1.8 million, or 5.8%, to $29.6 million in the second quarter of fiscal 2014 compared to the same period in fiscal 2013. Improved revenue in our Environmental Systems segment was more than offset by the decline in the Process Products segment. Revenue from the Process Products segment was negatively impacted in the second quarter of fiscal 2014 by sluggish demand in Europe, Middle East and Africa (“EMEA”) and the Americas, as well as customer-driven delays on certain projects currently in backlog.

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

	Three months ended
	December 28, 2013	% of Total Revenue	December 29, 2012	% of Total Revenue
Revenue	$29,613	100.0%	$31,452	100.0%
Cost of goods sold	21,486	72.6%	19,923	63.3%

Gross profit	$8,127	27.4%	$11,529	36.7%

Gross profit in the second quarter of fiscal 2014 decreased $3.4 million, or 29.5 percent, compared to the same period in fiscal 2013. The decrease in gross profit in fiscal 2014 is attributed to lower revenue and margin deterioration on projects completed and in process. Gross profit as a percent of revenue decreased to 27.4 percent in the current quarter from 36.7 percent in the second quarter of fiscal 2013. Included in cost of goods sold for fiscal 2014 is approximately $471,000 of non-recurring restructuring costs related to the closure of a manufacturing plant in Texas and the relocation of the fabrication activities to our other plants in Texas. The gross profit also was impacted by cost overruns on certain projects completed in the quarter and, to a lesser extent, the slower than planned ramp up of the manufacturing facility in Denton, Texas, that began fabrication in July of 2013.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	December 28, 2013	% of Total Revenue	December 29, 2012	% of Total Revenue
Sales and marketing	$3,125	10.6%	$3,936	12.5%
Engineering and project management	2,372	8.0%	2,377	7.6%
General and administrative	4,207	14.2%	4,356	13.8%

Total	$9,704	32.8%	$10,669	33.9%

Operating expenses decreased $1.0 million, or 9.0%, for the second quarter of fiscal 2014 compared to the same period in fiscal 2013. The decrease in operating expenses primarily relates to lower sales commissions and other selling related expenses.

PMFG, Inc. and Subsidiaries

December 28, 2013

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	December 28, 2013	December 29, 2012
Interest income	$14	$7
Interest expense	(268)	(210)
Foreign exchange gain (loss)	(269)	117
Other income (expense), net	6	32

Total other income (expense)	$(517)	$(54)

Income Taxes. Our effective income tax rates were (39.7%) and 26.4% for the quarters ended December 28, 2013 and December 29, 2012, respectively. The negative tax rate for the quarter ended December 28, 2013 is the result of a mix of profits and losses in different taxing jurisdictions and not recognizing the tax benefit associated with current period losses in the United States.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 82% and 91% of our revenue in the quarters ended December 28, 2013 and December 29, 2012, respectively.

The following summarizes the Process Products segment revenue and operating income (in thousands):

	Three months ended
	December 28,	December 29,
	2013	2012
Revenue	$24,255	$28,480
Operating income	1,270	4,710
Operating income as % of revenue	5.2%	16.5%

Process Products revenue decreased $4.2 million, or 14.8%, to $24.3 million in the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013. The Process Products segment revenue was negatively impacted by sluggish demand in EMEA and the Americas, as well as customer-driven delays on certain projects currently in backlog.

Process Products operating income for the second quarter of fiscal 2014 decreased $3.4 million, or 73.0%, compared to the second quarter of fiscal 2013 on lower revenue and lower relative gross profit. Included in fiscal 2014 cost of goods sold are non-recurring restructuring costs related to the closure of a manufacturing plant in Texas and the relocation of the fabrication activities to our other facilities in Texas. In addition, the Company incurred unanticipated cost overruns and penalties of approximately $1.0 million on three unrelated projects in the quarter. The overruns in material and labor, as well as expediting fees, could not be passed through to the customers. Finally, the hiring and on boarding of personnel at the new manufacturing facility in Texas has progressed slower than anticipated.

PMFG, Inc. and Subsidiaries

December 28, 2013

Environmental Systems

The primary product of our Environmental Systems business is SCR Systems. SCR Systems are integrated systems, with instruments, controls and related valves and piping. Our SCR Systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping our customers comply with environmental regulations. Environmental Systems represented 18% and 9% of our revenue in the quarters ended December 28, 2013 and December 29, 2012, respectively. Environmental Systems revenue continues to increase as a percentage of our consolidated revenue as the segment benefits from an increase in domestic demand for environmental system solutions.

The following summarizes the Environmental Systems segment revenue and operating income (in thousands):

	Three months ended
	December 28,	December 29,
	2013	2012
Revenue	$5,358	$2,972
Operating income	1,360	506
Operating income as % of revenue	25.4%	17.0%

Environmental Systems revenue increased $2.4 million, or 80.3%, to $5.4 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Our SCR projects tend to be larger in scope and longer in duration than systems and solutions included in the Process Products segment. Further, the costs are incurred inconsistently throughout the fabrication process which increases the variability of segment revenue from period to period. The higher revenue in fiscal 2014 reflects the timing of incurring project related costs on the Environmental Systems projects we were awarded during calendar 2013.

Environmental Systems operating income for the second quarter of fiscal 2014 increased $0.9 million compared to the second quarter of fiscal 2013. As a percentage of revenue, operating income increased to 25.4% in the second quarter of fiscal 2014 compared to 17.0%, in the second quarter of fiscal 2013. The increase in segment operating income as a percentage of revenue reflects the relative profitability of projects in process and the positive impact on segment profitability of fixed sales and marketing costs being leveraged over higher revenue in the quarter.

Six Months Ended December 28, 2013 Compared to Six Months Ended December 29, 2012

Results of Operations – Consolidated

Revenue. The following table summarizes consolidated revenue (in thousands):

	Six months ended
	December 28, 2013	% of Total Revenue	December 29, 2012	% of Total Revenue
Domestic	$32,017	54.6%	$30,143	46.8%
International	26,667	45.4%	34,286	53.2%

Total	$58,684	100.0%	$64,429	100.0%

For the six months ended December 28, 2013, total revenue decreased $5.7 million, or 8.9%. Domestic revenue increased $1.9 million, or 6.2%, in the six months ended December 28, 2013 when compared to the same period last year on stronger Environmental System revenue, but that was more than offset by a decrease in international revenue of $7.6 million, or 22.2%.

PMFG, Inc. and Subsidiaries

December 28, 2013

Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit (in thousands):

	Six months ended
	December 28, 2013	% of Total Revenue	December 29, 2012	% of Total Revenue
Revenue	$58,684	100.0%	$64,429	100.0%
Cost of goods sold	40,849	69.6%	41,508	64.4%

Gross profit	$17,835	30.4%	$22,921	35.6%

Gross profit decreased $5.1 million on lower revenue and lower relative gross profit in the six months ended December 28, 2013 compared to the six months ended December 29, 2012. Gross profit, as a percentage of revenue, decreased to 30.4% for the six months ended December 28, 2013 compared to 35.6% for the six months ended December 29, 2012. The decrease in gross profit as a percentage of revenue during the six months ended December 28, 2013, relates to margin deterioration on projects completed and or in process and one-time restructuring related costs. That margin deterioration was most notable in the second quarter.

Operating Expenses. The following table summarizes operating expenses (in thousands):

	Six months ended
	December 28, 2013	% of Total Revenue	December 29, 2012	% of Total Revenue
Sales and marketing	$6,638	11.3%	$7,003	10.9%
Engineering and project management	4,898	8.3%	4,701	7.3%
General and administrative	9,535	16.2%	9,897	15.4%

Total	$21,071	35.9%	$21,601	33.5%

Operating expenses held constant in the six months ended December 28, 2013 compared to the six months ended December 29, 2012. As a percentage of revenue, operating expenses increased on lower revenue to 35.9% for the six months ended December 28, 2013, from 33.5% in the same period in fiscal 2013.

Other Income and Expense. The following table summarizes other income and expenses (in thousands):

	Six months ended
	December 28, 2013	December 29, 2012
Interest income	$32	$17
Interest expense	(706)	(315)
Loss on extinguishment of debt	—	(291)
Foreign exchange gain (loss)	(472)	35
Other income (expense), net	71	33

Total other income (expense)	$(1,075)	$(521)

For the six months ended December 28, 2013, other expense was $1.1 million, an increase of $0.6 million from $0.5 million for the six months ended December 29, 2012. In the first quarter of fiscal 2013, we recorded a loss on the extinguishment of debt associated with paying off our outstanding term loan. There was no similar activity in fiscal 2014. The higher level of interest expense reflects borrowings related to the Company’s two new manufacturing facilities. The six months ended December 28, 2013 reported a loss on foreign currency translation of $0.5 million, driven largely by movements in the euro and U.S. dollar relative to the British pound, compared to a gain of $35,000 for the six months ended December 29, 2012.

PMFG, Inc. and Subsidiaries

December 28, 2013

Income Taxes: Our effective income tax rates were (4.3)% and 26.5% for the six months ended December 28, 2013 and December 31, 2012, respectively. For the six months ended December 28, 2013, our effective tax rate was impacted by the blend of taxable income in some State and foreign taxing jurisdictions and permanent differences and taxable losses in the United States which recognized no tax benefit. For the six months ended December 29, 2012, the effective tax rate was impacted by increased profits of our foreign subsidiaries which have a lower relative effective tax rate, as well as positive adjustments to the previously filed tax returns.

Net Earnings (loss). For the six months ended December 28, 2013, we had a net loss of ($4.5) million, a decrease of $5.1 million compared to net earnings of $0.6 million in the six months ended December 29, 2012. The net loss was the result of lower revenue and margin flowing thru to the net loss.

Basic and diluted earnings (loss) per share attributable to our common stockholders decreased to a loss of $(0.22) per share for the six months ended December 28, 2013, from earnings of $0.01 per share for the six months ended December 29, 2012.

Results of Operations – Segments

Process Products

Our Process Products segment represented 83% and 89% of our revenue for the six months ended December 28, 2013 and December 29, 2012, respectively. The following table summarizes Process Products revenue and operating income (in thousands):

	Six months ended
	December 28,	December 29,
	2013	2012
Revenue	$48,766	$57,195
Operating income	4,039	10,090

Operating income as % of revenue	8.3%	17.6%

Process Products revenue decreased by $8.4 million, or 14.7%, in the six months ended December 28, 2013 when compared to the six months ended December 29, 2012. Process Products segment revenue was negatively impacted by sluggish demand in the EMEA and the Americas, as well as customer-driven delays on certain projects currently in backlog. Revenue in the Process Products segment was also impacted in fiscal 2014 by the transition of our manufacturing facilities in North America and Asia.

Process Products operating income in the six months ended December 28, 2013 decreased by $6.1 million compared to the six months ended December 29, 2012. As a percentage of Process Products revenue, operating income was 8.3% in the six months ended December 28, 2013 compared to 17.6% in the same period last year. Process Products segment profitability was negatively impacted during the six months ended December 28, 2013 by non-recurring restructuring costs related to the closure of a manufacturing plant in Texas and by cost overruns on certain projects. The Process Products segment was also negatively impacted in fiscal 2014 by transition costs and manufacturing inefficiencies as we began fabrication in new manufacturing facilities in Denton, Texas and Zhenjiang, China.

PMFG, Inc. and Subsidiaries

December 28, 2013

Environmental Systems

Our Environmental Systems segment represented 17% and 11% of our revenue for the six months ended December 28, 2013 and December 29, 2012, respectively. The following table summarizes Environmental Systems revenue and operating income (in thousands):

	Six months ended
	December 28,	December 29,
	2013	2012
Revenue	$9,918	$7,234
Operating income	2,260	1,127

Operating income as % of revenue	22.8%	15.6%

Revenue from Environmental Systems increased $2.7 million, or 37.1%, in the six months ended December 28, 2013, when compared to the six months ended December 29, 2012.

Environmental Systems operating income as a percentage of revenue in the six months ended December 28, 2013 increased to 22.8%, compared to 15.6% for the six months ended December 29, 2012. The increase in operating income as a percentage of revenue reflects the relative profitability of the projects in process and the positive impact on segment profitability of fixed operating costs being leveraged on higher revenue.

General and Administrative Expenses

General and administrative expenses include those related to the corporate office, as well as general and administrative costs of international locations. General and administrative expenses decreased $0.4 million, or 3.7%, in the six months ended December 28, 2013 in comparison to the prior year. Increases in personnel-related and public company costs in the period were more than offset by lower bad debt expense.

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the six months ended December 28, 2013 and December 29, 2012 (in millions):

	Six Months Ended
	December 28, 2013	December 29, 2012
Backlog at beginning of period	$84.2	$99.9
Net bookings	72.2	52.4
Revenue recognized	(58.7)	(64.4)

Backlog at end of period	$97.7	$87.9

PMFG, Inc. and Subsidiaries

December 28, 2013

Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Our backlog increased $13.5 million from June 29, 2013 to $97.7 million at December 28, 2013. The increase in backlog reflects the relative strength in bookings in comparison to the prior year. Included in the backlog as of December 29, 2012 was approximately $12.5 million related to two customer contracts which were cancelled in the fourth quarter of fiscal 2013. The Company anticipates approximately 90% of the backlog as of December 28, 2013 will be recognized as revenue over the next 12 months.

Financial Position

Assets. Total assets increased by $18.2 million, or 10.1%, from $180.1 million at June 29, 2013 to $198.3 million at December 28, 2013. On December 28, 2013, we held cash, including restricted cash, and cash equivalents of $61.7 million, had working capital of $74.3 million and a current liquidity ratio of 2.6-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $58.0 million, working capital of $75.0 million, and a current liquidity ratio of 3.2-to-1.0 at June 29, 2013.

Liabilities and Equity. Total liabilities increased by $19.2 million, or 39.8%, from $48.2 million at June 29, 2013 to $67.4 million at December 28, 2013. The increase in our total liabilities is attributed to an increase in long-term debt associated with the construction of manufacturing facilities in Denton, Texas and Zhenjiang, China, in addition to an increase in accounts payable, billings in excess of costs and earnings on uncompleted contracts and other accrued liabilities.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically invoice our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At December 28, 2013, the balance of these working capital accounts was $12.9 million compared to $17.9 million at June 29, 2013, reflecting a decrease of our investment in these working capital items of $5.0 million.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7 of Item 1 in the Notes to the Consolidated Financial Statements). As of December 28, 2013 and June 29, 2013, we had outstanding letters of credit and bank guarantees of $18.9 million and $18.1 million, respectively.

Our cash and cash equivalents were $61.7 million as of December 28, 2013, compared to $58.0 million at June 29, 2013, of which $5.5 million and $5.0 million were restricted as collateral for stand-by letters of credit and bank guarantees at December 28, 2013, and June 29, 2013, respectively. During the six months ended December 28, 2013, cash used in operating activities was $0.9 million compared to cash provided by operating activities of $10.4 million for the six months ended December 29, 2012.

Cash used in investing activities was $8.4 million for the six months ended December 28, 2013, compared to cash used in investing activities of $3.8 million for the six months ended December 29, 2012. Cash used in investing activities during the six months ended December 28, 2013 primarily related to construction costs incurred to date on our manufacturing facilities under construction in Denton, Texas and Zhenjiang, China. Cash used in investing activities during the six months ended December 29, 2012 primarily related to the purchase of property, plant and equipment.

Cash provided by financing activities during the six months ended December 28, 2013 was $12.0 million compared to cash provided by financing activities of $1.6 million during the six months ended December 29, 2012. The cash provided by financing activities for the six months ended December 28, 2013 primarily consisted of

PMFG, Inc. and Subsidiaries

December 28, 2013

proceeds from long-term debt as we drew on our construction term loan and the equity contribution from the non-controlling interest in our China subsidiary, offset by a payment of our long term debt. The cash provided by financing activities for the six months ended December 29, 2012 primarily consisted of proceeds from short-term debt.

As a result of the events described above, our cash and cash equivalents during the six months ended December 28, 2013 increased by $3.1 million compared to an increase of $8.3 million during the six months ended December 29, 2012

The Company was not in compliance with the debt service coverage ratio required under the Credit Agreement as described in Note 7 to the consolidated financial statements. Subsequent to December 28, 2013 the Company obtained a limited waiver of the covenant. Compliance with this financial covenant in the future is dependent on an improvement in the Company’s profitability when compared to the six month period ended December 28, 2013.

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

During the six months ended December 28, 2013, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PMFG, Inc. and Subsidiaries

December 28, 2013

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

PMFG, Inc. and Subsidiaries

December 28, 2013

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit Description

10.1	First Amendment to Credit Agreement, dated September 30, 2013, among PMFG, Inc., Peerless Mfg. Co., Citibank N.A. and other lenders party thereto (Filed as Exhibit 10.1 to the Current Report on Form 8-k filed by PMFG, Inc. on October 3, 2013 and incorporated herein by reference).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

PMFG, Inc. and Subsidiaries

December 28, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: February 6, 2014	/s/ Peter J. Burlage

Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2014	/s/ Ronald L McCrummen

Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)