Form 10-Q
period 2014-03-29
PMFG, Inc.
filed 2014-05-09
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

The number of shares of the registrant’s common stock outstanding on May 1, 2014, was 21,094,530.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 29, 2014	June 29, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,573	$53,020
Restricted cash	4,919	5,029
Accounts receivable - trade, net of allowance for doubtful accounts of $310 at March 29, 2014 and $300 at June 29, 2013	29,473	22,509
Inventories, net	10,994	6,488
Costs and earnings in excess of billings on uncompleted contracts	19,119	16,544
Income taxes receivable	1,450	1,152
Deferred income taxes	304	304
Other current assets	4,949	3,427

Total current assets	113,781	108,473
Property, plant and equipment, net	31,348	24,031
Intangible assets, net	18,444	16,180
Goodwill	35,919	30,429
Other assets	838	998

Total assets	$200,330	$180,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,736	$14,899
Current maturities of long-term debt	2,210	—
Billings in excess of costs and earnings on uncompleted contracts	12,019	6,277
Commissions payable	1,575	1,763
Income taxes payable	1,089	339
Accrued product warranties	2,462	2,241
Customer deposits	2,946	2,566
Accrued liabilities and other	7,957	5,386

Total current liabilities	51,994	33,471

Long-term debt	15,160	8,719
Deferred income taxes	4,136	4,135
Other long-term liabilities	1,835	1,900

Commitments and contingencies

Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at March 29, 2014 or June 29, 2013	—	—

Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 21,094,530 and 20,966,426 shares at March 29, 2014 and June 29, 2013, respectively	211	210
Additional paid-in capital	97,388	96,634
Accumulated other comprehensive loss	(761)	(2,004)
Retained earnings	24,738	33,114

Total PMFG, Inc. stockholders’ equity	121,576	127,954
Noncontrolling interest	5,629	3,932

Total equity	127,205	131,886

Total liabilities and equity	$200,330	$180,111

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$32,273	$34,970	$90,958	$99,399
Cost of goods sold	24,231	24,223	65,080	65,731

Gross profit	8,042	10,747	25,878	33,668
Operating expenses:
Sales and marketing	3,489	3,278	10,127	10,282
Engineering and project management	2,726	2,335	7,624	7,036
General and administrative	5,444	4,112	14,979	14,008

	11,659	9,725	32,730	31,326

Operating income (loss)	(3,617)	1,022	(6,852)	2,342
Other income (expense):
Interest income	31	12	63	29
Interest expense	(436)	(148)	(1,142)	(463)
Loss on extinguishment of debt	—	—	—	(291)
Foreign exchange gain (loss)	(194)	(32)	(666)	3
Other income (loss)	13	(1)	84	33

	(586)	(169)	(1,661)	(689)

Income (loss) before income taxes	(4,203)	853	(8,513)	1,653
Income tax expense (benefit)	439	(156)	254	(367)

Net income (loss)	$(3,764)	$697	$(8,259)	$1,286
Net income attributable to noncontrolling interest	17	152	117	584

Net income (loss) attributable to PMFG, Inc.	$(3,781)	$545	$(8,376)	$702

Weighted-average common shares outstanding:
Basic	21,097	20,920	21,092	20,919
Diluted	21,097	20,936	21,092	20,935
Basic income (loss) per common share	$(0.18)	$0.03	$(0.40)	$0.03

Diluted income (loss) per common share	$(0.18)	$0.03	$(0.40)	$0.03

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Nine months ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income (loss)	$(3,764)	$697	$(8,259)	$1,286
Other comprehensive income (loss):
Foreign currency translation adjustment	(99)	(749)	1,216	(97)

Other comprehensive income (loss)	(99)	(749)	1,216	(97)
Comprehensive income (loss)	(3,863)	(52)	(7,043)	1,189
Net income attributable to noncontrolling interest	17	152	117	584
Other comprehensive loss:
Foreign currency translation adjustment	(67)	(2)	(27)	—

Comprehensive income (loss) attributable to noncontrolling interest	(50)	150	90	584

Comprehensive income (loss) attributable to PMFG, Inc.	$(3,813)	$(202)	$(7,133)	$605

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

					Accumulated
			Additional		Other	Total	Non
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Balance at June 29, 2013	20,966	$210	$96,634	$33,114	$(2,004)	$127,954	$3,932	$131,886
Net loss	—	—	—	(8,376)	—	(8,376)	117	(8,259)
Foreign currency translation adjustment	—	—	—	—	1,243	1,243	(27)	1,216
Stock grants, net of forfeitures	128	1	754	—	—	755	—	755
Equity contribution from noncontrolling interest in subsidiary	—	—	—	—	—	—	1,607	1,607

Balance at March 29, 2014	21,094	$211	$97,388	$24,738	$(761)	$121,576	$5,629	$127,205

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	March 29,	March 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(8,259)	$1,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of business acquisition:
Depreciation and amortization	1,851	1,926
Amortization of deferred finance charges	184	132
Stock-based compensation	755	460
Bad debt expense	64	1,008
Inventory valuation reserve	(65)	19
Provision for warranty expense	726	1,666
Loss on extinguishment of debt	—	291
Gain on disposal of property	(325)	(74)
Foreign currency exchange gain (loss)	666	(3)
Change in fair value of interest rate swap	99	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(5,024)	9,894
Inventories	(4,353)	(693)
Costs and earnings in excess of billings on uncompleted contracts	(2,193)	(3,243)
Other current assets	(1,617)	(44)
Accounts payable	6,438	459
Billings in excess of costs and earnings on uncompleted contracts	4,958	(2,330)
Commissions payable	(188)	341
Income taxes	452	1,775
Product warranties	(705)	(1,466)
Accrued liabilities and other	1,012	(1,644)

Net cash provided by (used in) operating activities:	(5,524)	9,760

Cash flows from investing activities:
Increase in restricted cash	(6)	(422)
Purchases of property and equipment	(9,172)	(9,912)
Net proceeds from sale of property	521	135
Business acquisition, net of cash received	(8,891)	(1,363)
Payments of deferred consideration	(37)	—

Net cash used in investing activities	(17,585)	(11,562)
Cash flows from financing activities:
Payment of long-term debt	(533)	—
Payment of debt issuance costs	—	(963)
Proceeds from short-term debt	1,634	—
Proceeds from long-term debt	9,311	5,129
Equity contribution from noncontrolling interest	1,607	2,000

Net cash provided by financing activities	12,019	6,166

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Nine months ended
	March 29,	March 30,
	2014	2013
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	643	85

Net (decrease) increase in cash and cash equivalents	(10,447)	4,449
Cash and cash equivalents at beginning of period	53,020	52,286

Cash and cash equivalents at end of period	$42,573	$56,735

Supplemental information on cash flow:
Income tax refunds received	$399	$2,475
Interest paid	$908	$442

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of March 29, 2014 and for the three and nine months ended March 29, 2014 and March 30, 2013 are unaudited and, in the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included and are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. References to “fiscal 2014” and “fiscal 2013” refer to fiscal years ended June 28, 2014 and June 29, 2013, respectively. The third quarters of fiscal 2014 and fiscal 2013 ended on March 29, 2014 and March 30, 2013, respectively.

Basis of Consolidation

The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings of Peerless Propulsys. Peerless Propulsys is the sole owner of Peerless China Manufacturing Co. Ltd. (“PCMC”), formerly known as Peerless Manufacturing (Zhenjiang) Co. Ltd. The non-controlling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances, including restricted cash, held within and outside the United States are as follows (in thousands):

March 29, 2014
Domestic	$23,090
International	24,402

$47,492

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of March 29, 2014, cash held in banks in the United States exceeded federally insured limits by $21.2 million. The Company has not experienced any losses related to this cash concentration.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company had restricted cash balances of $4.9 million and $5.0 million as of March 29, 2014 and June 29, 2013, respectively. Foreign restricted cash balances were $4.9 million and $4.7 million as of March 29, 2014 and June 29, 2013, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the ordinary course of business.

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

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Nine months ended
	March 29,	March 30,
	2014	2013
Balance at beginning of period	$300	$650
Bad debt expense	64	1,008
Acquired - CCA	26	—
Accounts written off	(80)	(1,358)

Balance at end of period	$310	$300

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The Company provides certain products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods, where revenue and cost of sales are recognized in accordance with accounting rules relating to construction-type and production-type contracts. Amounts recognized in revenue are calculated using the percentage of cost completed (i.e., cumulative cost incurred to date in comparison to the estimated total cost at completion). This method requires the Company to make estimates regarding the total costs of the project at completion, which impacts the amount of gross margin the Company recognizes in each reporting period. Changes in estimated total costs are reflected in the computation of percentage-of-completion when such changes are identified and can be reasonably estimated. Change orders affecting the contract amount are considered only after receipt of a legally binding agreement. Incremental costs related to change orders are included in the estimate of total costs upon the earlier of receipt of the change order or the Company’s committed purchase obligation. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Many of our customer contracts define events of default related to product performance and/or timing of delivery, as well as remedies for such events of default. Anticipated events of default and estimated remedies, such as those provided under liquidated damages clauses, are accounted for as reductions in revenue in the period in which the potential default is first identified and the damages can be reasonably estimated. Historically, the impact of liquidated damages has not been material to the Company’s consolidated financial position, results of operations, or cash flows. Anticipated losses on percentage-of-completion contracts are recorded in full in the period in which they become evident.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

For the nine months ended March 29, 2014, income tax expense was 3.0% of the loss before income taxes. The rate varies from the statutory rate because of the blend of taxable income in some state and foreign taxing jurisdictions and permanent differences and taxable losses in the United States for which no tax benefit has been recognized. At March 29, 2014, the Company had $5.1 million of operating loss carry forwards primarily in the United States available for carryover to future periods, subject to certain limitations and expiring beginning in fiscal 2032. A valuation allowance of $1.3 million has been established to reduce the computed benefits to the estimated future realization of the tax related benefit.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to PMFG, Inc. stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, restricted stock units and warrants granted using the treasury stock method. For the three and nine months ended March 29, 2014, 72,339 restricted stock units with performance and service based restrictions were omitted from the calculation of dilutive securities because they were anti-dilutive. Options to acquire 37,200 shares of common stock were omitted from the calculation of dilutive securities for the three and nine months ended March 29, 2014 because they were anti-dilutive. Warrants to acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for the three and nine months ended March 29, 2014 and the three and nine months ended March 30, 2013 because they were anti-dilutive. The warrants entitle the holders to purchase common stock for $10.56 per share, through a cashless exercise. The warrants expire on September 4, 2014.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

2. ACQUISITIONS

On March 28, 2014, the Company acquired substantially all of the assets of Combustion Components Associates, Inc. (“CCA”), a leading provider of in-furnace and post-combustion control technologies. CCA technology is used to improve efficiency and reduce emissions at utility power plants, pulp and paper mills, chemical plants, oil refineries and other industrial facilities. The purchase price was approximately $8.9 million in cash plus performance-based contingent payments. Additional cash consideration will be paid if the Company recognizes revenue from certain customer projects specified in the purchase agreement. The contingent payment is 5% of the aggregate revenue recognized by the Company in connection with the specified projects. The preliminary allocation of consideration paid for the acquisition includes $0.6 million of contingent liabilities reported in current liabilities.

The Company funded the purchase of CCA with cash on hand. The assets acquired and liabilities assumed, including a preliminary allocation of purchase price, have been included in the Consolidated Balance Sheet as of March 29, 2014. The financial results of the acquisition will be included in the Environmental Systems segment in future periods.

The following table summarizes the consideration paid for the CCA acquisition and presents the preliminary allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires the significant use of estimates and is based on the information that was available to management at the time these condensed consolidated financial statements were prepared.

Current assets	$2,444
Property, plant and equipment	325
Identifiable intangible assets	2,760
Goodwill	5,490

Total assets acquired	$11,019
Current liabilities	$(2,128)

Net assets acquired	$8,891

The Company determined the purchase price allocation for the acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed in the acquisition remain subject to adjustment.

Acquired intangible assets of $2.8 million consisted of customer projects currently in backlog, customer relationships, and trade names and design guidelines. The amortization period for these intangible assets ranges from 6 months to 10 years. As the acquisition was completed on March 28, 2014, no amortization expense related to these intangible assets was recognized during the three months ended March 29, 2014.

The acquisition of CCA extends the Company’s ability to deliver a broader portfolio of combustion and air pollution products and services to commercial, industrial and utility power-generation customers both domestically and internationally. The goodwill associated with the acquisition will be deductible for tax purposes.

The following unaudited pro forma information has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

2. ACQUISITIONS - CONTINUED

	Three months ended		Nine months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenue	$34,973	$38,270	$100,557	$108,099
Net income (loss)	(2,968)	789	(7,162)	1,588
Net income (loss) attributable to PMFG, Inc	(2,985)	637	(7,279)	1,004
Basic earnings per common share	$(0.14)	$0.03	$(0.35)	$0.05
Diluted earnings per common share	$(0.14)	$0.03	$(0.35)	$0.05

The pro forma combined results for the three and nine months ended March 29, 2014 and March 30, 2013 have been prepared by adjusting the Company’s historical results to include the acquisition as if it occurred on July 1, 2012. These pro forma combined historical results were then adjusted for an increase in amortization expense due to the incremental intangible assets recorded related to the acquisition. The pro forma results of operations also include adjustments to reflect the impact of $0.7 million of acquisition related costs as of July 1, 2012. The pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the acquisition. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

The Company recognized approximately $576,000 of acquisition-related costs that were expensed during the three months ended March 29, 2014. These acquisition costs are included in general and administrative expenses in the condensed Consolidated Statements of Operations for the three months ended March 29, 2014.

3. INVENTORIES

Principal components of inventories are as follows (in thousands):

	March 29,	June 29,
	2014	2013
Raw materials	$6,676	3,729
Work in progress	4,009	2,516
Finished goods	406	493
Acquired - CCA	88	—

	11,179	6,738
Reserve for obsolete and slow-moving inventory	(185)	(250)

	$10,994	$6,488

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	March 29,	June 29,
	2014	2013
Costs incurred on uncompleted contracts and estimated earnings	$100,599	$70,389
Less billings to date	(93,499)	(60,122)

	$7,100	$10,267

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	March 29,	June 29,
	2014	2013
Costs and earnings in excess of billings on uncompleted contracts	$19,119	$16,544
Billings in excess of costs and earnings on uncompleted contracts	(12,019)	(6,277)

	$7,100	$10,267

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The reporting units used in assessing goodwill are the same as the Company’s reportable segments, Process Products and Environmental Systems. The goodwill acquired with the purchase of CCA is allocated and assessed at the Environmental Systems segment, and the remaining goodwill is assessed at the Process Products segment.

Goodwill

The following table shows the activity and balances related to goodwill from June 30, 2013 through March 29, 2014 (in thousands):

Balance as of June 29, 2013	$30,429
Goodwill acquired:
Preliminary allocation of purchase price related to CCA	5,490

Balance as of March 29, 2014	$35,919

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

5. GOODWILL AND OTHER INTANGIBLE ASSETS - CONTINUED

	Weighted Average Estimated Useful Life (Years)	Gross Value March 29, 2014	Accumulated Amortization	Net Book Value March 29, 2014	Gross Value June 29, 2013	Accumulated Amortization	Net Book Value June 29, 2013
Design guidelines	Indefinite	$8,290	$—	$8,290	$6,940	$—	$6,940
Customer relationships	8	8,840	(3,925)	$4,915	7,940	(3,429)	4,511
Trade names	Indefinite	5,179	—	$5,179	4,729	—	4,729
Backlog	0.5	60	—	$60	—	—	—

		$22,369	$(3,925)	$18,444	$19,609	$(3,429)	$16,180

Amortization expense on finite-lived intangible assets was $0.2 million and $0.3 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Amortization expense on finite-lived intangible assets for the nine months ended March 29, 2014 and March 30, 2013 was $0.5 million and $0.8 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year
2014	$713
2015	705
2016	600
2017	599
2018	594

The Company evaluates the recoverability of indefinite lived intangible assets annually, in the fourth quarter, or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. In determining whether the events or changes in circumstances in the third quarter of the fiscal year provided an indication that certain long-lived assets may not be recoverable and therefore warrant the acceleration of the annual evaluation to be completed in the fourth quarter of the fiscal year, the Company took into consideration both short- and long-term indicators. Such consideration included the year-to-date trend in customer bookings, relative quote activity, short- and long-term industry and market segment indicators and longer-term financial forecasts in addition to the consideration of the year to date operating losses against year to date. Management concluded that acceleration of the impairment evaluation was not required and will be completed in the fourth quarter.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

6. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Nine months ended
	March 29,	March 30,
	2014	2013
Balance at beginning of period	$2,241	$2,615
Provision for warranty expenses	726	1,666
Acquired - CCA	200	—
Warranty charges	(705)	(1,466)

Balance at end of period	$2,462	$2,815

7. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	March 29,	June 29,
	2014	2013
Accrued start-up and commissioning expense	$230	$230
Accrued compensation	2,574	2,393
Accrued professional expenses	3,144	1,819
Subsidiary short-term debt	1,610	—
Other	399	944

	$7,957	$5,386

In July 2013, the Company obtained short-term financing from Bank of China Limited. The financing provides for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%. Interest is payable quarterly. All amounts outstanding are due July 2014 and are expected to be repaid with cash on hand.

8. DEBT

Outstanding long-term debt obligations are as follows (in thousands):

		March 29,	June 29,
	Maturities	2014	2013
Term loan A	2019	$981	$604
Term loan B	2022	9,466	8,115
Subsidiary loan	2017	6,923	—

Total long-term debt		17,370	8,719
Less current maturites		(2,210)	—

Total long-term debt, net of current portion		$15,160	$8,719

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

8. DEBT - CONTINUED

In September 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and other financial institutions party thereto. The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million used for the purchase of equipment for a manufacturing facility in Denton, Texas (“Term Loan A”) and term loan commitments of $10.0 million used to fund the construction of the Denton facility (“Term Loan B”). All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company.

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At March 29, 2014, there were no outstanding borrowings and approximately $6.4 million of outstanding letters of credit under the Credit Agreement.

Beginning June 30, 2014, the Company is required to make quarterly principal payments on the term loans. The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans.

Interest on all loans must generally be paid quarterly. Interest rates on term loans use floating rates plus  1/2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters.

At March 29, 2014, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00 and a Debt Service Coverage Ratio (“DSC”) of not less than 1.50 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA, as defined in the Credit Agreement, less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing 12 month basis.

Under the Credit Agreement, as amended, capital expenditures are limited to (a) those made in connection with the new manufacturing facility in Denton, Texas; (b) those made in connection with the new manufacturing facility in China, not to exceed $12.5 million; and (c) $3.0 million of other capital expenditures in any fiscal year plus any amounts below $3.0 million of expenditures from the immediately preceding fiscal year. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions.

At March 29, 2014, the Company was not in compliance with the minimum DSC covenant in the Credit Agreement primarily as a result of the operating loss reported in the nine-month period ended March 29, 2014. Subsequent to March 29, 2014, the Company obtained an amendment to the Credit Agreement that brought the Company into compliance as of March 29, 2014. Pursuant to the amendment, if the DSC is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014. The Company may withdraw the cash in the collateral account when it achieves a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base deficiency then exists.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

8. DEBT - CONTINUED

In July 2013, the Company’s subsidiary in China entered into a loan agreement with Bank of China Limited. The loan agreement provides for a loan commitment of ¥45.0 million ($7.2 million) to fund the construction of a manufacturing facility in Zhenjiang, China. The loan is guaranteed by PCMC’s property, plant and equipment. The loan matures on September 30, 2018. At March 29, 2014, there was an outstanding borrowing of ¥43.0 million ($6.9 million). Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan which will be paid using cash on hand in China. Interest rates use floating rates as established by The People’s Bank of China. The rate at March 29, 2014 was 7.2%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At March 29, 2014, the Company’s subsidiary was in compliance with all of its debt covenants. The Company’s subsidiary in China had bank guarantees of $0.8 million and $0.6 million at March 29, 2014 and June 29, 2013, respectively, secured by $0.8 million and $0.6 million of restricted cash balances.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($10.0 million) at March 29, 2014 and £6.0 million ($9.1 million) at June 29, 2013. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.8 million ($3.0 million) at March 29, 2014 and £2.1 million ($3.2 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At March 29, 2014, there was £4.7 million ($7.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was £4.4 million ($6.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.6 million) at March 29, 2014 and €4.8 million ($6.2 million) at June 29, 2013. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.8 million ($1.1 million) at March 29, 2014 and €0.7 million ($0.9 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At March 29, 2014, there was €3.2 million ($4.4 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was €2.7 million ($3.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $0.7 million and $0.6 million at March 29, 2014 and June 29, 2013, respectively. These guarantees are secured with a protective letter of credit issued by the Company to Citibank.

9. COMMITMENTS AND CONTINGENCIES

Litigation

Under the contract for the Nitram acquisition, the Company has certain rights to indemnification from the selling stockholders for claims relating to breach of representations and certain other claims, including litigation costs and damages. Prior to the final escrow payment in October 2009, the Company made claims relating to environmental matters and indemnification for breach of representations and warranties in the Nitram purchase agreement, totaling approximately $2.0 million. Of this amount, $1.4 million was not released from escrow. This amount represents the Company’s claims, less the deductible of $0.6 million. The sellers have objected to the claims made by the Company and the parties are currently negotiating the claims. The Company does not currently believe it will have additional losses or claims against the former Nitram stockholders that are in excess of the amounts already claimed or accrued.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

9. COMMITMENTS AND CONTINGENCIES - CONTINUED

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

10. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended March 29, 2014 and March 30, 2013 (in thousands, except share amounts):

	Nine months ended
	March 29,		March 30,
	2014		2013
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock to directors	40,430	$300	36,000	$291
Restricted stock awards	101,410	752	110,377	894
Restricted stock units	77,460	575	—	—

The stock granted to the members of the Board of Directors vested upon grant, therefore the fair value amount was recognized as expense at the time of grant. The compensation expense for the restricted stock awards granted to officers and other employees in fiscal year 2014 is recognized over a three-year vesting period whereas the awards granted to such persons in fiscal year 2013 are recognized over a four-year vesting period. The compensation expense is based on the fair value of the awards on the grant date, net of forfeitures.

In July 2013, the Company also awarded restricted stock units (“RSUs”), which are subject to both service and performance conditions, to some of the officers of the Company. The fair value of the RSUs is based on the probability of the performance condition being achieved on the date of grant. The actual number of shares that are eligible to vest is determined based on the Company’s performance during the performance period, which is a year from the date of grant, against established metrics and could range from 0% to 200% of the number of units originally granted. The RSUs that are issuable based on the one year performance period cliff vest on the third anniversary of the grant date subject to the continued employment of the grantee. The Company recognizes compensation expense for the RSUs based upon management’s determination of the potential likelihood of achievement of the performance conditions at each reporting date in fiscal 2014, net of estimated forfeitures.

The Company recognized $0.8 million and $0.5 million of stock-based compensation expense in the nine months ended March 29, 2014 and March 30, 2013, respectively. For the three months ended March 29, 2014 and March 30, 2013, the Company recognized $0.2 million and $0.1 million, respectively, of stock-based compensation expense.

11. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company has entered into interest rate swap agreements that effectively convert the interest rates on the long-term debt issued under the Senior Credit facility from floating to fixed rates. The following table summarizes the interest rate agreements in effect as of March 29, 2014 (in thousands):

Fixed Interest Rate	Expiration Date	Notional Amounts
1.95%	September 30, 2022	$9,000
1.50%	September 30, 2019	1,000

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

11. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS - CONTINUED

The swap agreements are recorded as an asset or liability in the Consolidated Balance Sheets at fair value, with the change in fair value recorded as interest expense within the Consolidated Statements of Operations.

The Company is exposed to market risk under these arrangements due to the possibility of interest rates on the term loans under the Credit Agreement declining below the rates in the interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparty to the interest rate swap agreements is a major financial institution. However, if the counterparty becomes unable to fulfill its obligations to the Company, the financial benefits of the arrangements may not be realized.

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Assets		Derivative Liabilities
	March 29,	June 29,	March 30,	June 29,
	2014	2013	2014	2013
Interest rate swap contracts	$61	$160	$—	$—

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

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value as of March 29, 2014	Level 1	Level 2	Level 3
Asset - Interest rate swap contracts	$61	$—	$61	$—

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

March 29, 2014

11. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS - CONTINUED

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

12. SEGMENT INFORMATION

The Company has two reportable segments: Process Products and Environmental Systems. The Process Products segment produces various types of separation and filtration equipment used for removing liquids and solids from gases and air. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion nitrogen oxide (NOx) control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include Selective Catalytic Reduction (“SCR”) systems and Selective Non-Catalytic Reduction (“SNCR”) systems. The financial results of the CCA acquisition will be included in the Environmental Systems segment in future periods (see Note 2).

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before general and administrative expenses. The Company does not allocate general and administrative expenses, assets, or expenditures for assets on a segment basis for internal management reporting, therefore, this information is not presented. Segment information and reconciliation to operating income (loss) for the three and nine months ended March 29, 2014 and March 30, 2013 are presented below (in thousands).

	Three months ended		Nine months ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Revenue:
Process Products	$24,170	$27,397	$72,937	$84,592
Environmental Systems	8,103	7,573	18,021	14,807

	$32,273	$34,970	$90,958	$99,399

Operating income (loss):
Process Products	$24	$3,593	$4,063	$13,679
Environmental Systems	1,803	1,541	4,064	2,671
Corporate and other unallocated expenses	(5,444)	(4,112)	(14,979)	(14,008)

	$(3,617)	$1,022	$(6,852)	$2,342

PMFG, Inc. and Subsidiaries

March 29, 2014

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

Our Business

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. With the recent acquisition of substantially all of the assets of Combustion Components Associates, Inc. (“CCA”), the Company expanded the markets it serves to include industrial and utility industries. We offer a broad range of separation and filtration products, Selective Catalytic Reduction (“SCR”) systems, Selective Non-Catalytic Reduction (“SNCR”) systems, low emissions burner and related combustion systems and other complementary products including heat transfer equipment, pulsation dampeners and silencers. Our primary customers include original equipment manufacturers, engineering contractors, commercial and industrial companies and operators of power facilities.

Our products and systems are marketed worldwide. The percentage of revenue generated from outside the United States was approximately 42% in the nine months ended March 29, 2014 compared to 49% in the nine months ended March 30, 2013. The decline in revenue generated outside the United States from 2013 to 2014 is attributed to decreased demand from certain markets including Canada, Latin America and the Middle East, as well as from increased demand for the Company’s environmental system applications, which are primarily deployed in the United States. As a result of the global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future. International markets, and in particular emerging markets such as Latin America, India, Northern Africa and China, will be subject to significant variations in demand from period to period.

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

PMFG, Inc. and Subsidiaries

March 29, 2014

We have two reporting segments: Process Products and Environmental Systems. The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion nitrogen oxide (NOx) control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include combustion systems, SCR systems and SNCR systems.

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

We believe these market trends will drive the demand for both our separation/filtration products and our Environmental and Combustion Systems, creating significant opportunities for us. We face strong competition from numerous other providers of custom-engineered systems and products. We, along with other companies that provide alternative products and solutions, are affected by a number of factors, including, but not limited to, global economic conditions, level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution, as well as current and anticipated environmental regulations.

Recent Developments

On March 28, 2014, the Company completed the acquisition of substantially all of the assets of CCA. CCA is a leading provider of in-furnace and post-combustion control technologies. CCA technology is used to improve efficiency and reduce emissions at utility power plants, pulp and paper mills, chemical plants, oil refineries and other industrial facilities. The purchase price was $8.9 million in cash plus contingent performance-based payments. Additional cash consideration will be paid if the Company recognizes revenue from certain customer projects specified in the purchase agreement. The contingent payment is 5% of the aggregate recognized revenue by the Company in connection with the specified projects. The additional cash consideration, if any, is not expected revenue to be material to the Company’s financial position, results of operations or cash flows. The financial results of the CCA acquisition will be included in the Environmental Systems segment in future periods.

PMFG, Inc. and Subsidiaries

March 29, 2014

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note A to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in Part II of our Annual Report on Form 10-K for the year ended June 29, 2013. Since the date of that report, there have been no material changes to our critical accounting policies.

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended		Nine months ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.1	69.3	71.5	66.1

Gross profit	24.9	30.7	28.5	33.9
Operating expenses	36.1	27.8	36.0	31.5

Operating income (loss)	(11.2)	2.9	(7.5)	2.4
Other expense, net	(1.8)	(0.5)	(1.8)	(0.7)

Income (loss) before income taxes	(13.0)	2.4	(9.3)	1.7
Income tax benefit (expense)	1.4	(0.4)	0.3	(0.4)

Net income (loss)	(11.6)%	2.0%	(9.1)%	1.3%

Net income attributable to noncontrolling interest	0.1	0.4	0.1	0.6

Net income (loss) attributable to PMFG, Inc.	(11.7)%	1.6%	(9.2)%	0.7%

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

PMFG, Inc. and Subsidiaries

March 29, 2014

Quarter Ended March 29, 2014 Compared to Quarter Ended March 30, 2013

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 37% and 40% of consolidated revenue in the quarters ended March 29, 2014 and March 30, 2013, respectively. The decline in total and relative revenue generated outside the United States from 2013 to 2014 is attributed to decreased demand from certain markets including Canada, Latin America and the Middle East, as well as from increased demand for the Company’s environmental system applications, which are primarily deployed in the United States. The decline in the noted markets is believed by management to be cyclical rather than a long-term shift in market demand.

The following summarizes consolidated revenue (in thousands):

	Three months ended
	March 29, 2014	% of Total Revenue	March 30, 2013	% of Total Revenue
Domestic	$20,381	63.2%	$20,849	59.6%
International	11,892	36.8%	14,121	40.4%

Total	$32,273	100.0%	$34,970	100.0%

Total revenue decreased $2.7 million, or 7.7%, to $32.3 million in the third quarter of fiscal 2014 compared to the same period in fiscal 2013, as higher revenue from our Environmental Systems segment partially offset lower revenue from our Process Products segment. Additional detail on the year over year change by product category is as follows (in thousands):

Proces products systems
Separation and filtration equipment	$(2,101)
Silencer and heat transfer equipment	(1,126)
Environmental systems	530

$(2,697)

The Company’s environmental systems are primarily marketed in the United States, where pending changes in air pollution regulations and increased demand for natural gas power generation is driving demand for our products. As the acquisition of CCA was completed on March 28, 2014, it did not contribute to the increased revenue in our Environmental Systems segment in the periods presented.

The lower revenue from our Process Products segment resulted from lower demand for our silencer and heat transfer equipment, reduced demand for separation and filtration equipment in certain markets and to a lesser extent delays in the design and fabrication process in the China market. The lower demand for silencer and heat transfer equipment is attributed to a highly competitive market environment and a lack of sufficient differentiation with regard to technical capabilities, cost or delivery time. The lower revenue from separation and filtration equipment primarily resulted from lower relative revenue from the Middle East and China. In the Middle East, the Company is overlapping a significant contract which was largely completed in the prior year. In China, the Company has experienced lower bookings and revenue flow-through attributed to the transition of governmental leadership and restriction on liquidity requirements of many of our customers.

PMFG, Inc. and Subsidiaries

March 29, 2014

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

	Three months ended
	March 29, 2014	% of Total Revenue	March 30, 2013	% of Total Revenue
Revenue	$32,273	100.0%	$34,970	100.0%
Cost of goods sold	24,231	75.1%	24,223	69.3%

Gross profit	$8,042	24.9%	$10,747	30.7%

Gross profit in the third quarter of fiscal 2014 decreased $2.7 million, or 25.2%, compared to the same period in fiscal 2013. The decrease in gross profit resulted from lower revenue, cost overruns on specific projects, and inefficiencies in the start-up of our new manufacturing facilities in Denton, Texas and Zhenjiang, China, partially offset by a change in estimated future warranty obligations. These factors are summarized as follows (in thousands):

Decline in revenue	$(699)
Change in estimated future warranty obligations	770
Cost overruns on projects completed or in process	(1,730)
Underabsorption of facility costs	(981)
Other	(65)

Decrease in gross profit	$(2,705)

The Company offers a broad range of products that have a wide range of anticipated profit margin due in part to technological or material complexity, scope of product, extent of service to be performed and competitive nature of a particular product or project. As a result, the product, customer and geographical mix from period to period will result in changes in the profit dollars and as a percentage of revenue.

The Company completed construction and began operation of two manufacturing facilities in the second half of calendar 2013. The Company is continuing to experience cost overruns and inefficiencies in the plant operations resulting from training and utilization of new personnel and processes, increased supervisory and quality assurance personnel responsive to current and anticipated future projects, and higher depreciation and occupancy costs. As these facilities mature and additional work is moved through the facilities, these cost overruns and inefficiencies are expected to decline.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	March 29, 2014	% of Total Revenue	March 30, 2013	% of Total Revenue
Sales and marketing	$3,489	10.8%	$3,278	9.4%
Engineering and project management	2,726	8.4%	2,335	6.7%
General and administrative	5,444	16.9%	4,112	11.8%

Total	$11,659	36.1%	$9,725	27.9%

PMFG, Inc. and Subsidiaries

March 29, 2014

Operating expenses increased $1.9 million, or 19.9%, for the third quarter of fiscal 2014 compared to the same period in fiscal 2013. The increase in operating expenses resulted from increase in personnel and occupancy costs in our Europe, Middle East and Africa (“EMEA”) region largely associated with the sales, engineering, and project management office opened in Dubai in the spring of 2013, increased personnel costs in the Americas region in support of our nuclear power generation product line and commitments under a joint development agreement entered into with a major OEM customer in the nuclear power generation industry, costs associated with the integration of a consistent enterprise resource planning (“ERP”) software product across our European locations and costs associated with the acquisition of CCA. The Company was notified in April 2014 of the OEM’s intent to defer further investment under the joint development agreement as a result of an anticipated delay in the identified market opportunity. The change in operating expenses in the third quarter of fiscal 2014 compared to the same period in fiscal 2013 is summarized as follows (in thousands):

Incremental personnel and occupancy costs related to Dubai office	$584
Incremental personnel costs in support of nuclear product line and joint development agreement	307
Implementation of ERP system in European locations	152
Due diligence and transaction advisor fees related to the CCA acquisition	576
Other	315

$1,934

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	March 29, 2014	March 30, 2013
Interest income	$31	$12
Interest expense	(436)	(148)
Foreign exchange gain (loss)	(194)	(32)
Other income (expense), net	13	(1)

Total other income (expense)	$(586)	$(169)

Income Taxes. Our effective income tax rates were 10.4% and 18.3% for the quarters ended March 29, 2014 and March 30, 2013, respectively. The lower tax rate for the quarter ended March 29, 2014 is the result of a mix profits and losses in different taxing jurisdictions.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 75% and 78% of our consolidated revenue in the quarters ended March 29, 2014 and March 30, 2013, respectively.

PMFG, Inc. and Subsidiaries

March 29, 2014

The following summarizes the Process Products segment revenue, gross profit and operating income for the three month periods ended March 29, 2014 and March 30, 2013 (in thousands):

	Three months ended
	March 29,	March 30,
	2014	2013
Revenue	$24,170	$27,397
Gross profit	5,304	8,418
Operating income	24	3,593
Operating income as % of revenue	0.1%	13.1%

Process Products revenue decreased $3.2 million, or 11.8%, to $24.2 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The lower revenue from our Process Products segment resulted from lower demand for our silencer and heat transfer equipment, overlap of significant contract which was largely completed in the prior year and to a lesser extent delays in the design and fabrication process in the China market. The lower demand for silencer and heat transfer equipment is attributed to a highly competitive market environment and a lack of sufficient differentiation with regard to technical capabilities, cost or delivery time. The lower revenue from separation and filtration equipment primarily resulted from lower relative revenue from the Middle East and China. In the Middle East, the Company is overlapping a significant contract which was largely completed in the prior year. In China, the Company has experienced lower bookings and revenue flow-through attributed to the transition of governmental leadership and restriction on liquidity requirements of many of our customers. The decline in Process Products revenue was partially offset by an increase of $2.1 million in revenue from separation equipment utilized in nuclear power generation facilities.

Additional detail on the year-over-year change by product category is as follows (in thousands):

Separation and filtration equipment	$(2,101)
Silencer and heat transfer equipment	(1,126)

$(3,227)

Process Products gross profit for the third quarter of fiscal 2014 decreased $3.1 million, or 37.0%, compared to the third quarter of fiscal 2013. The decrease in gross profit resulted from lower revenue, cost overruns on specific projects and inefficiencies in the start-up of our new manufacturing facilities in Denton, Texas and Zhenjiang, China, partially offset by a change in estimated future warranty obligations quantified as follows (in thousands):

Decline in revenue	$(991)
Change in estimated future warranty obligations	442
Cost overruns on projects completed or in process	(1,597)
Underabsorption of facility costs	(904)
Other	(64)

$(3,114)

Process Products operating income for the third quarter of fiscal 2014 decreased $3.6 million, or 99.3%, driven by the $3.1 million reduction in gross profit and $0.5 million increase in operating costs. The increase in operating expenses resulted from increase in personnel and occupancy costs in our EMEA region largely associated with the sales, engineering and project management office that opened in Dubai in the spring of 2013, increased personnel costs in the Americas region in support of our nuclear power generation product line and commitments under a joint development agreement entered into with a major OEM customer in the nuclear power generation industry.

PMFG, Inc. and Subsidiaries

March 29, 2014

Environmental Systems

The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion NOx control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include SCR systems, combustion systems and SNCR systems. The Environmental Systems segment represented 25% and 22% of our consolidated revenue in the quarters ended March 29, 2014 and March 30, 2013, respectively.

The following summarizes the Environmental Systems segment revenue, gross profit and operating income for the three month periods ended March 29, 2014 and March 30, 2013 (in thousands):

	Three months ended
	March 29,	March 30,
	2014	2013
Revenue	$8,103	$7,573
Gross profit	2,738	2,329
Operating income	1,803	1,541
Operating income as % of revenue	22.3%	20.3%

Environmental Systems revenue increased $0.5 million, or 7.0%, to $8.1 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The Company’s environmental systems are primarily marketed in the United States, where stringent air pollution regulations, pending changes in regulation and increased demand for natural gas power generation is driving demand for our products. As the acquisition of CCA was completed on March 28, 2014, it did not contribute to the increased revenue in our Environmental Systems segment. Management anticipates that increased regulation of air pollution combined with the expansion of products and services acquired in the CCA transaction, will increase the revenue generated domestically and internationally in future periods.

Gross profit in the Environmental Systems increased $0.4 million or 17.6% to $2.7 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The increase in gross profit resulted from higher revenue, lower estimated future warranty obligations, and higher relative profit on projects completed or in process (in thousands):

Increase in revenue	$163
Change in estimated future warranty obligations	328
Other	(82)

$409

Environmental Systems operating income for the third quarter of fiscal 2014 increased $0.3 million compared to the third quarter of fiscal 2013. The increase in operating income is attributable to higher gross profit partially offset by increased personnel costs in support of current and planned growth within this product line.

PMFG, Inc. and Subsidiaries

March 29, 2014

Nine Months Ended March 29, 2014 Compared to Nine Months Ended March 30, 2013

Results of Operations – Consolidated

Revenue. The following table summarizes consolidated revenue (in thousands):

	Nine months ended
	March 29, 2014	% of Total Revenue	March 30, 2013	% of Total Revenue
Domestic	$52,399	57.6%	$50,993	51.3%
International	38,559	42.4%	48,406	48.7%

Total	$90,958	100.0%	$99,399	100.0%

For the nine months ended March 29, 2014, total revenue decreased $8.4 million, or 8.5%, as higher revenue from our Environmental Systems segment partially offset lower revenue from our Process Products segment. Additional detail on the year-over-year change by product category is as follows (in thousands):

Process products systems
Separation and filtration equipment	$(6,746)
Silencer and heat transfer equipment	(4,909)
Environmental systems	3,214

$(8,441)

The Company’s environmental systems are primarily marketed in the United States, where stringent air pollution regulations, pending changes in regulation and increased demand for natural gas power generation is driving demand for our products. As the acquisition of CCA was completed on March 28, 2014, it did not contribute to the increased revenue in our Environmental Systems segment.

The lower revenue from our Process Products segment resulted from lower demand for our silencer and heat transfer equipment, overlap of significant contract which was largely completed in the prior year, and to a lesser extent delays in the design and fabrication process in the China market. The lower demand for silencer and heat transfer equipment is attributed to a highly competitive market environment and a lack of sufficient differentiation with regard to technical capabilities, cost or delivery time. The lower revenue from separation and filtration equipment primarily resulted from lower relative revenue from the Middle East and China. In the Middle East, the Company is overlapping a significant contract which was largely completed in the prior year. In China, the Company has experienced lower bookings and revenue flow-through attributed to the transition of governmental leadership and restriction on liquidity requirements of many of our customers. Domestic revenue increased $1.4 million, or 2.8%, in the nine months ended March 29, 2014 when compared to the same period last year on stronger Environmental System revenue. The increase in domestic revenue was offset by a decrease in international revenue of $9.8 million, or 20.3%.

Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit (in thousands):

	Nine months ended
	March 29, 2014	% of Total Revenue	March 30, 2014	% of Total Revenue
Revenue	$90,958	100.0%	$99,399	100.0%
Cost of goods sold	65,080	71.5%	65,731	66.1%

Gross profit	$25,878	28.5%	$33,668	33.9%

PMFG, Inc. and Subsidiaries

March 29, 2014

Gross profit decreased $7.8 million on lower revenue and lower relative gross profit in the nine months ended March 29, 2014 compared to the nine months ended March 30, 2013. Gross profit, as a percentage of revenue, decreased to 28.5% for the nine months ended March 29, 2014 compared to 33.9% for the nine months ended March 30, 2013. That margin deterioration was most notable in the second and third quarters. The decrease in gross profit resulted from lower revenue, cost overruns on specific projects, exit costs related to the closure of two manufacturing facilities in the United States and one in China, inefficiencies in the start-up of our new manufacturing facilities in Denton, Texas and Zhenjiang, China, partially offset by a change in estimated future warranty obligations. These factors are summarized as follows (in thousands):

Decline in revenue	$(2,610)
Change in estimated future warranty obligations	940
Cost overruns on projects completed or in process	(3,208)
Underabsorption of facility costs	(2,426)
Exit costs related to facility closures	(486)

$(7,790)

Operating Expenses. The following table summarizes operating expenses (in thousands):

	Nine months ended
	March 29, 2014	% of Total Revenue	March 30, 2013	% of Total Revenue
Sales and marketing	$10,127	11.1%	$10,282	10.3%
Engineering and project management	7,624	8.4%	7,036	7.1%
General and administrative	14,979	16.5%	14,008	14.1%

Total	$32,730	36.0%	$31,326	31.5%

Operating expenses increased $1.4 million, or 4.5%, in the nine months ended March 29, 2014 compared to the nine months ended March 30, 2013. As a percentage of revenue, operating expenses increased on lower revenue to 36.0% for the nine months ended March 29, 2014 from 31.5% in the same period in fiscal 2013. The increase in operating expenses resulted from increased personnel and occupancy costs in our EMEA region largely associated with the sales, engineering and project management office that opened in Dubai in the spring of 2013, increased personnel costs in the Americas region in support of our nuclear power generation product line and commitments under a joint development agreement entered into with a major OEM customer in the nuclear power generation industry, costs associated with the integration of a consistent enterprise resource planning (“ERP”) software product across our European locations, and costs associated with the acquisition of CCA quantified, partially offset by lower bad debt expense. These factors are summarized as follows (in thousands):

PMFG, Inc. and Subsidiaries

March 29, 2014

Incremental personnel and occupancy costs related to Dubai office	$842
Incremental personnel costs in support of nuclear product line and joint development agreement	372
Implementation of ERP system in European locations	180
Due diligence and transaction advisor fees related to the CCA acquisition	576
Lower bad debt expense	(944)
Other	378

$1,404

Other Income and Expense. The following table summarizes other income and expenses (in thousands):

	Nine months ended
	March 29, 2014	March 30, 2013
Interest income	$63	$29
Interest expense	(1,142)	(463)
Loss on extinguishment of debt	—	(291)
Foreign exchange gain (loss)	(666)	3
Other income (expense), net	84	33

Total other income (expense)	$(1,661)	$(689)

For the nine months ended March 29, 2014, other expense was $1.7 million, an increase of $1.0 million from $0.7 million for the nine months ended March 30, 2013. In the first quarter of fiscal 2013, we recorded a loss on the extinguishment of debt associated with paying in full our existing term loan. There was no similar activity in fiscal 2014. The higher level of interest expense reflects borrowings related to the Company’s two new manufacturing facilities. The nine months ended March 29, 2014 reported a loss on foreign currency translation of $0.7 million, driven largely by movements in the euro and U.S. dollar relative to the British pound, compared to a gain of $3,000 for the nine months ended March 30, 2013.

Income Taxes: Our effective income tax rates were 3.0% and 22.2% for the nine months ended March 29, 2014 and March 30, 2013, respectively. For the nine months ended March 29, 2014, our effective tax rate was impacted by the blend of taxable income in some state and foreign taxing jurisdictions and permanent differences and taxable losses in the United States which recognized no tax benefit. For the nine months ended March 30, 2013 the effective tax rate was impacted by increased profits of our foreign subsidiaries which have a lower relative effective tax rate, as well as positive adjustments to the previously filed tax returns.

Net Earnings (loss). For the nine months ended March 29, 2014, we had a net loss of $8.3 million, a decrease of $9.6 million compared to net earnings of $1.3 million in the nine months ended March 30, 2013. The net loss was the result of lower revenue and margin flowing through to the net loss.

Basic and diluted earnings (loss) per share attributable to our common stockholders was a loss of $0.40 per share for the nine months ended March 29, 2014 compared to earnings of $0.03 per share for the nine months ended March 30, 2013.

PMFG, Inc. and Subsidiaries

March 29, 2014

Results of Operations – Segments

Process Products

Our Process Products segment represented 80% and 85% of our revenue for the nine months ended March 29, 2014 and March 30, 2013, respectively. The following table summarizes Process Products revenue, gross profit and operating income for the nine month periods ended March 29, 2014 and March 30, 2013 (in thousands):

	Nine months ended
	March 29,	March 30,
	2014	2013
Revenue	$72,937	$84,592
Gross profit	19,440	28,649
Operating income	4,063	13,679
Operating income as % of revenue	5.6%	16.2%

Process Products revenue decreased by $11.7 million, or 13.8%, in the nine months ended March 29, 2014 when compared to the nine months ended March 30, 2013. The lower revenue from our Process Products segment resulted from lower demand for our silencer and heat transfer equipment, overlap of a significant contract which was largely completed in the prior year, and to a lesser extent delays in the design and fabrication process in the China market. It is further noted that the increase in revenue generated in the United States from separation equipment utilized in the nuclear power generation industry was almost entirely offset by a decline of similar products in China. We continue to expect demand for nuclear power generation equipment in China, but current delays on timing of projects will have significant impact on revenue.

Additional detail on the year over year change by product category is as follows (in thousands):

Separation and filtration equipment	$(6,746)
Silencer and heat transfer equipment	(4,909)

$(11,655)

Process Products gross profit for the nine month period ended March 29, 2014 decreased $9.2 million, or 32.1%, compared to the prior year. The decrease in gross profit resulted from lower revenue, change in geographical mix of products, cost overruns on specific projects, inefficiencies in the start-up of our new manufacturing facilities in Denton, Texas and Zhenjiang, China, exit costs related to the closure of two manufacturing facilities in the United States and one in China, partially offset by a change in estimated future warranty obligations. These factors are summarized as follows (in thousands):

Decline in revenue	$(3,700)
Impact of product and geographical mix	(350)
Change in estimated future warranty obligations	679
Cost overruns on project completed and in process	(3,192)
Underabsorption of facility costs	(2,160)
Exit costs related to facility closures	(486)

$(9,209)

Process Products operating income for the nine month period ended March 29, 2014 decreased $9.6 million driven by the $9.2 million reduction in gross profit and $0.4 million increase in operating costs. The increase in operating expenses resulted from increased personnel and occupancy costs in our EMEA region largely associated with the sales, engineering and project management office opened in Dubai in the spring of 2013, increased personnel costs in the Americas region in support of our nuclear power generation product line and commitments under a joint development agreement entered into with a major OEM customer in the nuclear power generation industry.

PMFG, Inc. and Subsidiaries

March 29, 2014

Environmental Systems

Our Environmental Systems segment represented 20% and 15% of our revenue for the nine months ended March 29, 2014 and March 30, 2013, respectively. The following table summarizes Environmental Systems revenue, gross profit and operating income (in thousands):

	Nine months ended
	March 29,	March 30,
	2014	2013
Revenue	$18,021	$14,807
Gross profit	6,438	5,019
Operating income	4,064	2,671
Operating income as % of revenue	22.6%	18.0%

Revenue from Environmental Systems increased $3.2 million, or 21.7%, in the nine months ended March 29, 2014 compared to the prior year. Operating income increased $1.4 million, or 52.2%, in the nine months ended March 29, 2014, when compared to the prior year. As a percentage of revenue, operating income increased to 22.6% in 2014 compared to 18.0% in the prior year. The increase in operating income resulted from higher revenue, lower estimated future warranty obligations, higher relative profit on projects completed or in process, partially offset by higher sales and marketing related costs, quantified as follows (in thousands):

Increase in revenue	$1,089
Change in estimated future warranty obligations	261
Other	43

$1,393

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position, cash flows or results of operations.

PMFG, Inc. and Subsidiaries

March 29, 2014

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the nine months ended March 29, 2014 and March 30, 2013 (in millions):

	Nine months ended
	March 29, 2014	March 30, 2013
Backlog at beginning of period	$84.2	$99.9
Net bookings	111.0	87.2
Acquired backlog	3.0	—
Removed from backlog	—	(12.5)
Revenue recognized	(91.0)	(99.4)

Backlog at end of period	$107.2	$75.2

Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Approximately 30% of the consolidated backlog at March 29, 2014 relates to Environmental Systems projects compared to 15% at March 30, 2013. Year to date net bookings has increased $23.8 million or nearly 30% providing an indication of the improving demand for the Company’s products both domestically and internationally. The increase in net bookings by product category is as follows (in millions):

Separation and filtration equipment	$12.7
Silencer and heat transfer equipment	—
Environmental systems	11.1

$23.8

The increase in bookings for separation and filtration equipment is being driven by the growth in separation equipment to be utilized in nuclear power generation facilities, separation and filtration equipment utilized in both natural gas infrastructure and oil/petrochemical producing and refining, as well as oily water separation equipment. The EMEA region, which has shown lower demand over recent periods, is contributing approximately 42% of the year-over-year growth in net bookings. Included in the backlog as of March 30, 2013 was approximately $12.5 million related to two customer contracts which were cancelled in the fourth quarter of fiscal 2013. They are shown above as removed to improve the comparability of the data. The Company anticipates approximately 90% of the backlog as of March 29, 2014 will be recognized as revenue over the next 12 months.

Financial Position

Assets. Total assets increased by $20.2 million, or 11.2%, from $180.1 million at June 29, 2013 to $200.3 million at March 29, 2014. On March 29, 2014, we held cash, including restricted cash, and cash equivalents of $47.5 million, had working capital of $61.8 million and a current liquidity ratio of 2.2-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $58.0 million, working capital of $75.0 million, and a current liquidity ratio of 3.2-to-1.0 at June 29, 2013.

PMFG, Inc. and Subsidiaries

March 29, 2014

Liabilities and Equity. Total liabilities increased by $24.9 million, or 51.6%, from $48.2 million at June 29, 2013 to $73.1 million at March 29, 2014. The increase in our total liabilities is attributed to an increase in long-term debt associated with the construction of manufacturing facilities in Denton, Texas and Zhenjiang, China, in addition to an increase in accounts payable, billings in excess of costs and earnings on uncompleted contracts and other accrued liabilities.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically invoice our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At March 29, 2014, the balance of these working capital accounts was $14.8 million compared to $17.9 million at June 29, 2013, reflecting a decrease of our investment in these working capital items of $3.0 million.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7 of Item 1 in the Notes to the Consolidated Financial Statements). As of March 29, 2014 and June 29, 2013, we had outstanding letters of credit and bank guarantees of $14.6 million and $18.1 million, respectively.

Our cash and cash equivalents were $47.5 million as of March 29, 2014, compared to $58.0 million at June 29, 2013, of which $4.9 million and $5.0 million were restricted as collateral for stand-by letters of credit and bank guarantees at March 29, 2014, and June 29, 2013, respectively. Cash and cash equivalents held in financial institutions outside the United States totaled $24.4 million and $19.6 million at March 29, 2014 and June 29, 2013, respectively, to support the existing operations and planned growth of our operating locations outside the United States. The Company has elected to treat foreign earnings as permanently reinvested outside the U.S. and has not recognized the U.S. tax expense, if any, on those earnings. During the nine months ended March 29, 2014, cash used in operating activities was $5.5 million compared to cash provided by operating activities of $9.8 million for the nine months ended March 30, 2013.

Cash used in investing activities was $17.6 million for the nine months ended March 29, 2014, compared to cash used in investing activities of $11.6 million for the nine months ended March 30, 2013. Cash used in investing activities during the nine months ended March 29, 2014 included cash consideration paid for the acquisition of substantially all of the assets of CCA on March 28, 2014 and construction costs incurred to date on our new manufacturing facilities in Denton, Texas and Zhenjiang, China. The construction of both facilities has been completed, with only minor remaining capital expenditures expected in future periods for land improvements and finish work related the adjoining office complex in Zhenjiang.

Cash provided by financing activities during the nine months ended March 29, 2014 was $12.0 million compared to cash provided by financing activities of $6.2 million during the nine months ended March 30, 2013. The cash provided by financing activities for the nine months ended March 29, 2014 primarily consisted of proceeds from long-term debt as we drew on our construction term loan and the equity contribution from the non-controlling interest in our China subsidiary, offset by a payment of our long term debt. The cash provided by financing activities for the nine months ended March 30, 2013 primarily consisted of proceeds from short-term debt.

As a result of the events described above, our cash and cash equivalents during the nine months ended March 29, 2014 decreased by $10.4 million compared to an increase of $4.4 million during the nine months ended March 30, 2013.

PMFG, Inc. and Subsidiaries

March 29, 2014

At March 29, 2014, the Company was not in compliance with the minimum DSC covenant in the Credit Agreement as described in Note 8 to the consolidated financial statements included in this Report. Subsequent to March 29, 2014, the Company obtained an amendment to the Credit Agreement that brought the Company into compliance as of March 29, 2014. Pursuant to the amendment, if the DSC is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014. The Company may withdraw the cash in the collateral account when it achieves a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base deficiency then exists.

The Company believes its unrestricted cash and cash equivalents together with expected cash flow from operations will be sufficient to meet the liquidity and capital requirements of the Company for the next 12 months including our ability to meet all customer and supplier commitments, as well as meet all repayment obligations under financing agreements.

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

PMFG, Inc. and Subsidiaries

March 29, 2014

During the nine months ended March 29, 2014, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on 10-K for the year ended June 29, 2013

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit Description

10.1*	Amended and Restated Employment Agreement, dated February 7, 2014, between PMFG, Inc., Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K Filed by PMFG, Inc. on February 7, 2014 and incorporated herein by reference).

10.2†	Asset Purchase Agreement, dated March 18, 2014, by and among Combustion Components Associates, Inc., R. Gifford Broderick and Peerless Mfg. Co.

10.3†	Second Amendment to Credit Agreement, dated May 7, 2014, among PMFG, Inc., the lenders party thereto and Citibank, N.A. as administrative agent for the lenders.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract, compensatory plan or arrangement.

† Indicates furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: May 8, 2014	/s/ Peter J. Burlage

Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	/s/ Ronald L McCrummen

Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)