Form 10-K
period 2014-06-28
PMFG, Inc.
filed 2014-09-10
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the voting stock held by non-affiliates of the registrant as of December 28, 2013 was approximately $184.8 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 30, 2014 was 21,253,980.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	adverse changes to the markets in which we operate, including the natural gas infrastructure, power generation, and refining and petrochemical processing industries;

•	compliance with United States and foreign laws and regulations, including export control and economic sanctions laws and regulations, which are complex, change frequently and have tended to become more stringent over time;

•	changes in existing environmental legislation or regulations;

•	risks associated with our indebtedness, the terms of our credit agreements and our ability to raise additional capital;

•	changes in competition;

•	changes in demand for our products;

•	our ability to realize the full value of our backlog and the timing of revenue recognition under contracts included in backlog;

•	risks associated with our product warranties; and

•	changes in the price, supply or demand for natural gas, bio fuel, oil or coal.

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

ii

INTRODUCTORY NOTE

PMFG, Inc. (“PMFG”) was incorporated as a Delaware corporation on August 15, 2008 as part of a holding company reorganization. As used in this Form 10-K, references to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries, unless the context requires otherwise. Additionally, references to “PMFG” refer to PMFG, Inc. and references to “Peerless” refer to Peerless Mfg. Co., a wholly owned subsidiary of PMFG, in each case unless the context requires otherwise.

Our fiscal year end is the Saturday closest to June 30. Therefore, the fiscal year end date varies slightly each year. In a 52-week fiscal year, each of our quarterly periods will be comprised of 13 weeks, consisting of two four-week periods and one five-week period. In a 53-week fiscal year, three of our quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks.

References in this Form 10-K to fiscal 2014, fiscal 2013 and fiscal 2012 refer to our 52-week fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively.

PART I

ITEM 1.	BUSINESS.

Overview

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. With our acquisition in March 2014 of substantially all of the assets of Combustion Components Associates, Inc. (“CCA”), we expanded the markets we serve to include industrial and utility industries. We offer a broad range of separation and filtration products, Selective Catalytic Reduction (“SCR”) systems, Selective Non-Catalytic Reduction (“SNCR”) systems, low emissions burner and related combustion systems and other complementary products including heat transfer equipment, pulsation dampeners and silencers. Our primary customers include original equipment manufacturers, engineering contractors, commercial and industrial companies and operators of power facilities.

We have two reporting segments: Process Products and Environmental Systems. The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion nitrogen oxide (NOX) control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include combustion systems, SCR systems and SNCR systems. The Process Products and Environmental Systems segments accounted for 76% and 24% of total revenue, respectively, for fiscal 2014, 84% and 16% of total revenue, respectively, for fiscal 2013, and 87% and 13% of total revenue, respectively, for fiscal 2012.

We have been in business for over 80 years and believe we succeed in winning customer orders because of the relationships we have developed over the years of our service, the long history of performance and reliability of our systems and products, our ability to deliver products in compliance with our customers’ needs and our advanced technical engineering capabilities on complex projects. We work closely with our customers to design, custom-engineer and fabricate our systems and products to meet their specific needs. Our customers include some of the largest natural gas processors, transmission and distribution companies, refiners, power generators, boiler manufacturers, compressor manufacturers and engineering and construction companies in the world. Reliable product performance, timely delivery, customer satisfaction and advanced engineering are critical in maintaining our competitive position.

The demand for energy in both developed and emerging countries, coupled with the global trend toward stricter environmental regulations, drives demand for our systems and products. These trends stimulate investment, both in new power generation facilities, refineries and related infrastructure and in upgrading older facilities to extend their useful lives. Further, in response to demand for cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas and bio fuels. Power providers in international and domestic markets also are upgrading and relicensing existing facilities and building new facilities that use nuclear power generation technology. We believe we are positioned to benefit from the increased use of both natural gas and nuclear technology.

Our products and systems are marketed worldwide. Revenue generated from outside the United States was approximately 39% in fiscal 2014, compared to 47% in both fiscal 2013 and 2012. The decline in revenue generated outside the United States from fiscal 2013 to fiscal 2014 is attributed to decreased demand from certain markets including Canada, Latin America and the Middle East, as well as increased demand for the Company’s Environmental Systems applications, which are primarily deployed in the United States. As a result of the global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future. International markets, and in particular emerging markets such as Latin America, Northern Africa and China, will be subject to significant variations in demand from period to period. For additional geographical information, please see Note R to the Notes to our Consolidated Financial Statements.

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

Recent Developments

Acquisition

On March 28, 2014, the Company completed the acquisition of substantially all of the assets of CCA. CCA is a leading provider of in-furnace and post-combustion control technologies. CCA technology is used to improve efficiency and reduce emissions at utility power plants, pulp and paper mills, chemical plants, oil refineries and other industrial facilities. The purchase price was $8.9 million in cash plus contingent performance-based payments. Additional cash consideration will be paid if the Company recognizes revenue from certain customer projects specified in the purchase agreement. The financial results of the CCA acquisition are included in the Environmental Systems segment. The CCA operations and personnel are currently being integrated into the Company.

Global Manufacturing and Supply Chain Capabilities

In an effort to improve efficiency and increase our global manufacturing capacity to meet anticipated future growth, we completed construction of an 80,000 square foot manufacturing facility in Denton, Texas and a 175,000 square foot manufacturing facility in Zhenjiang, China. Both of these facilities replaced smaller existing facilities in those same cities. The new facility in Denton, Texas began manufacturing operations in July 2013. The new facility in Zhenjiang, China began manufacturing operations in September 2013. Due in part to the facility transitions, the Company incurred cost overruns on a number of customer projects during the fiscal year, as well as higher than anticipated costs of staffing and operating the new facilities. These items negatively impacted revenue and gross margin in the fiscal year, as well as the Company’s ability to meet delivery commitments to its customers. The Company has implemented a number of corrective actions to address these items, as well as improve our on-time delivery. The benefit of certain of these actions are expected to be realized as we progress through fiscal 2015.

Impairment of Goodwill and Intangible Assets

As more fully described in Note F to the Consolidated Financial Statements, the Company performs an annual evaluation in the fourth quarter of each fiscal year of potential impairment of goodwill and indefinite lived intangible assets. While the Company continues to believe it will benefit from the global market trends with regard to the demand for natural gas infrastructure, natural gas power generation and nuclear power generation, the Company’s realization of benefit from these trends are extending beyond the timeframes previously projected. Accordingly, the forecasted delay in cash flow benefits from such trends resulted in an identified impairment during the fourth quarter of fiscal 2014 totaling $26.6 million.

Shareholder Matters

On July 25, 2014, the Company increased the size of its Board of Directors (“Board”) from six to seven members and appointed two new directors. Charles M. Gillman was appointed to fill the vacancy resulting from the retirement of Sherrill Stone as a director in January 2014. Kenneth H. Shubin Stein, MD, CFA was appointed to fill the vacancy created by the expansion of the Board. The appointment of Mr. Gillman and Dr. Shubin Stein was part of an agreement with Cannell Capital LLC and a group of PMFG stockholders (the “Group”). Under the agreement, the Group agreed to withdraw its prior board nominations and vote all shares held by the Group in favor of the Board’s director nominees at the 2014 Annual Meeting of Stockholders.

Our Industry

We primarily serve the natural gas infrastructure, power generation and oil refining and petrochemical processing markets. Worldwide energy consumption is projected to continue to increase, with demand in emerging economies outside of the Organization for Economic Cooperation and Development (“OECD”) driven primarily by the rate of economic growth in those regions and demand in the developed economies being influenced primarily by price. Over the long term, increases in worldwide energy consumption drive demand for the energy infrastructure products we provide. In the short term, a variety of factors affect demand for energy infrastructure, including general economic conditions, current and anticipated environmental regulations and the level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution.

Natural gas infrastructure

The natural gas industry consists of the exploration, production, processing, transportation, storage and distribution of natural gas. The International Energy Association (“IEA”) projects a pronounced shift in OECD countries away from oil and coal towards natural gas and renewables. Natural gas continues to be the fuel of choice for the electric power and industrial sectors in many of the world’s regions, in part because of its lower carbon intensity compared with coal and oil, which makes it an attractive fuel source in countries where governments are implementing policies to reduce greenhouse gas emissions. The U.S. Energy Information Administration (“EIA”) estimates that worldwide natural gas consumption will increase an average of 1.7 percent per year over the next 25 years, with increased supplies of tight gas, shale gas, and coal bed methane supporting the growth in projected worldwide natural gas use. Natural gas delivery is a complex process that refines raw natural gas for industrial, commercial or residential uses. Initially, raw natural gas is extracted from the earth and cleansed of contaminants such as dirt and water at the well site. The natural gas is then transported through a gathering facility to a processing facility, where it is processed to meet quality standards set by pipeline and distribution companies, such as specified levels of solids, liquids and other gases. After processing, the natural gas is transmitted for storage or through an extensive network of pipelines to consumers.

The natural gas infrastructure network in the United States can transport natural gas to nearly any location in the contiguous 48 states. This network of more than 210 natural gas pipeline systems, consists of more than 300,000 miles of interstate and intrastate pipelines, more than 11,000 delivery points, 5,000 receipt points, and 1,400 interconnection points that provide for the transfer of natural gas, approximately 400 storage facilities and eight liquefied natural gas (“LNG”) facilities. This network of systems delivered more than 24 trillion cubic feet of natural gas in 2011 to over 500 gas-fired power plants and over 1,200 local distribution companies that support over 71 million industrial, residential and commercial customers. This infrastructure continually undergoes maintenance and expansion upgrades to meet demand and new government regulations.

According to the EIA, the world natural gas trade, both by pipeline and by shipment in the form of LNG is poised to increase in the future. LNG accounts for a growing share of the global natural gas trade and delivery of LNG is projected to double to approximately 20 trillion cubic feet delivered per year by 2040. Most of the increase in liquefaction capacity is in Australia and North America, where a multitude of new liquefaction projects are expected to be developed, many of which will become operational within the next decade. In a 2012 report, the IEA cited that China’s natural gas demand increased from 900 billion cubic feet in 2000 to around 4,600 billion cubic feet in 2011. The EIA projects demand for natural gas in China to continue to grow about 5% per year over the next 20 years. Our separation and filtration and silencing products are used throughout the natural gas infrastructure network.

Power generation

Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas and nuclear. In 2013, coal accounted for 39% of United States power generation, followed by natural gas (27%) and nuclear (19%). In the United States, concerns about potential environmental regulations enhance the attractiveness of natural gas-fired power plants compared to coal-fired power plants, which generally have higher pollutant emission rates than natural gas-powered plants. Natural gas-fired power plants have lower initial capital needs and are more flexible in terms of operating times than coal plants. To meet the expected surge in energy demand, many countries, including France, Spain and the United States, are relicensing and upgrading existing nuclear facilities while developing countries such as China, India and South Africa are building additional nuclear facilities. Our products currently support natural gas and nuclear power generation markets, providing separation and/or filtration equipment, silencing equipment and SCR pollution reduction systems for natural gas power generation stations, as well as separation equipment to nuclear power generation stations.

Refining, oil production and petrochemical processing

Refining, oil production and petrochemical processing involves the producing, refining and processing of fuels and chemicals for use in a variety of applications, such as gasoline, fertilizers and plastics. In response to increasing international demand for petrochemicals and refined products, companies are producing more products from new sources, constructing new refineries and petrochemical processing facilities as well as expanding existing facilities, creating opportunities for both our Process Products and our Environmental Systems. In many cases, these new and expanded facilities must comply with stricter environmental regulations, which influence both choice of fuel and demand for systems to control exhaust emissions. These facilities use a broad range of our products and systems, including our SCR pollution reduction systems, oily water treatment systems and our separation and filtration products.

Market Opportunity

We believe a number of trends in the natural gas infrastructure, power generation, oil production, and refining and petrochemical processing markets create significant opportunities for us. These trends include:

Increasing Worldwide Dependence on Natural Gas Requires Substantial Infrastructure Investment.

According to the EIA, worldwide marketed energy consumption is expected to increase by nearly 56% from 2010 to 2040. The most rapid growth is expected in emerging economies outside the OECD, led by China and India. The less-developed economies, which are driving worldwide energy demand growth, will require substantial infrastructure investment as they grow. Rapid industrialization in countries such as China and India is straining existing power generation capacity. Manufacturing growth in these locations also will require additional energy, while consumer demand is expected to rise with increased urbanization and higher standards of living. According to the IEA’s World Energy Outlook 2012, from 2010 to 2035 investment in global natural gas supply infrastructure to support this growth in demand is projected to be approximately $8 trillion from 2011 to 2035.

New Production Technologies and the Increased Global Price of Crude Oil is Shifting the Supply and Demand Dynamics of Natural Gas and Oil.

The success of new production technologies like hydraulic fracturing and horizontal drilling have doubled the estimated amount of natural gas that can be produced economically around the world, from 400 trillion cubic meters (“tcm”) from conventional resources to over 800 tcm from all conventional and unconventional resources like shale gas. These abundant supplies that can now be developed and produced at a relatively low cost have significantly increased the attractiveness of natural gas as a fuel choice worldwide. Domestically, increased natural gas reserves provide a path for increased energy independence by the United States from foreign oil as well as a cleaner, competitively priced and reliable alternative to coal as a fuel source for electricity generation. Internationally, the same opportunity exists given the wide dispersion of natural gas resources around the world as well as the substantial growth of LNG transport further globalizing the market for natural gas.

High oil prices globally have made the production of crude oil from unconventional sources, like oil sands, more economical. The two primary methods of crude oil production are surface mining and extraction techniques such as steam-assisted gravity drainage (“SAGD”) to access the oil from oil sands. The world’s largest oil sands deposits are located in Canada and Venezuela, with combined deposits approximately equal to the world’s total reserves of conventional crude oil. Only 20% of all oil sand resources are recoverable through surface mining, while the remaining 80% are recoverable through enhanced drilling methods, including SAGD. In order to produce the large quantities of steam needed for the SAGD process, specialized equipment is required, including our separation and filtration products.

Increasingly Stringent Emissions Standards Spur Demand for Our Products.

The United States Environmental Protection Agency (“EPA”) and other government regulators are adopting stricter environmental requirements, including the Mercury and Air Toxics Standards in December 2011, which was upheld by a U.S. federal court in April 2014. Regulators have identified the harmful by products of burning coal in power generation facilities as a primary target of these new rules. These by products include NOX and SO2 (sulfur dioxide) emissions, mercury and other hazardous pollutants which are by products of natural gas and coal-fired power plants and have the potential to cause serious respiratory conditions, harm vegetation and contribute to greenhouse gas production.

Power plants that do not meet new emissions standards must be retrofitted with pollution control equipment, most often with systems like those we provide, if they are to continue operating. The resulting retirement of significant amounts of coal-fired capacity, combined with growth in electricity demand, may necessitate the construction of additional power plants that must also be equipped with pollution control systems like those we manufacture. ICF International expects that new regulations could force coal-fired power plant closures of up to 20% of the current electrical generating capacity in the United States.

Internationally, governmental agencies are also enacting new regulations to reduce emissions from power generation facilities. For example, China, Saudi Arabia and most OECD nations have adopted regulations to reduce or control NOX emissions. The new regulations require new facilities to incorporate improved NOX emission control capabilities into their designs and some existing facilities to be retrofitted to comply with these regulations.

Shift to Cleaner and More Fuel-Efficient Energy Sources.

In response to demand for cleaner, more environmentally responsible power generation, power providers are building new facilities that use cleaner, more fuel-efficient energy, including natural gas, nuclear and renewable power. In the United States, concerns about potential environmental regulations have contributed to slowed construction of proposed coal-fired plants. However, natural gas has increasingly become a preferred fossil fuel in power generation due to its favorable environmental profile compared to traditional coal combustion. Since the 1990s, natural gas-fired power plants have constituted the vast majority of new power generation capacity built in the United States. At present, 223 gigawatts of new generating capacity will be needed between 2010 and 2035, with natural gas-fired plants accounting for an estimated 60% of this additional capacity. Further, reliable natural gas power generation will also play an increasingly important role in providing back-up power to growing supplies of intermittent renewable power. As an alternative energy source that is one of the least carbon-intensive fuels available, nuclear power generation is also expected to grow. According to the International Atomic Energy Agency, global nuclear capacity is projected to grow from a base of 375 gigawatts in 2010 to 803 gigawatts by 2030. Capacity expansion in Asia, led by China, represents most of these increases. As a leading provider of products and systems used in new construction of natural gas and nuclear power generation facilities, we are well positioned to capitalize on the growing global adoption of clean energy sources in power generation.

Aging nuclear plants provide an opportunity for replacement equipment.

The United States has a fleet of over 100 nuclear power plants that provide approximately 20% of the electrical power in the United States. According to the America Society of Mechanical Engineers (“ASME”), of this fleet 53 reactors will reach the end of their original 40 year operating license by 2020. Most of these plants will seek and it is expected that they will be granted an additional 20 year operating license. Additionally there are 45 reactors that will reach their 40 year license life by 2030. Currently 73 of these nuclear reactors have had or are in process of having their license renewed. We have a market opportunity to replace the moisture separation components within the main steam loop during the refurbishment of these units to improve performance levels for their extended life.

Advanced Age of the United States Coal-Fired Plants and Worldwide Nuclear Plants Will Require New Plants and Capital Investment to Maintain Current Output.

Coal-fired power plants are generally designed with an expected useful life of approximately 40 years and their construction and refurbishment is capital intensive. The average age of coal-fired power plants in the United States is 42 years, and more than one-quarter of the existing fleet was built in the 1950s. Similarly, the average age of the world’s operating nuclear power generation fleet is 26 years with many plants reaching the end of their original design lives. Internationally, nuclear power generation capacity is anticipated to grow on average at 2.9% per year. The majority of new nuclear capacity additions are expected to be built in non-OECD countries. However, public skepticism has tempered widespread adoption of nuclear energy in many developed nations. Natural gas is the fuel source most likely to benefit from a shift from coal and nuclear because of its relative abundance, environmental benefits compared to other fossil fuels and lower capital cost. Furthermore, coal and nuclear plants can take more than five years for permitting and construction, while most natural gas plants can be permitted and erected in approximately two years. Newly constructed natural gas-fired power plants in the United States, with few exceptions, will be required to use SCR systems like those we manufacture to comply with environmental regulations.

Natural Gas is Well-Positioned to Capture New Infrastructure Investments to Support Global Energy Demand.

Natural gas plays a major role in most sectors of the modern economy including power generation for industrial, commercial and residential markets. Further, global uncertainties affecting the energy sector represent opportunities for natural gas. When replacing other fossil fuels for power generation, reliable natural gas generation can lead to significantly lower emissions at significantly lower capital costs. It can also help diversify energy supply and improve energy security both domestically and abroad. In order to meet an expected 50% rise in energy demand by 2035, several non-OECD countries have committed to increasing their reliance on natural gas as a cleaner energy source relative to coal.

According to the Interstate Natural Gas Association of America, energy demand in the United States and Canada through the year 2030 will require approximately $133 billion to $210 billion of new investment in infrastructure, including $108 billion to $163 billion to build an estimated 29,000 to 62,000 miles of additional natural gas pipelines and $16 billion to $25 billion for storage infrastructure investment. Internationally, the EIA estimates that approximately 77% of the world’s natural gas reserves are located in the Middle East, Eurasia, Central America and South America, where pipeline systems, compressor stations and LNG storage facilities are generally less developed than the systems in North America. Consequently, new pipeline systems and the related facilities will need to be constructed in these regions to transport and store natural gas. The EIA expects world liquefaction capacity for natural gas to increase from 8 trillion cubic feet in 2008 to 19 trillion cubic feet in 2035. Additionally, as known reserves of traditional natural gas are depleted, development of other resources, such as deep offshore reserves, will increase, which will require more complex infrastructure. In total, worldwide gas supply infrastructure investment is projected to be approximately $8 trillion from 2011 to 2035.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and position us well to capitalize on global energy trends:

Strong, Competitive Position in Attractive Global End Markets.

We believe we are a leading global provider of custom-engineered systems and products and have established a strong, competitive position in attractive global markets by reliably providing custom-engineered, quality systems and products to our customers. We utilize our engineering know-how to offer our customers complete systems and subsystems. Complete, fully-engineered systems generally have higher profit margins than components and we believe these systems allow us to develop longer-term, preferred supplier relationships with customers. We consider many of our systems and products to be innovative and technologically advanced. We continually seek to improve our existing systems and products and develop new systems and products. We believe our history of performance has allowed us to gain substantial market share and a lead position in some of our products. For example, we have provided more than 800 SCR systems for various industry clients that include emissions reductions of facilities that generate more than 100,000 megawatts of electric power capability. We believe we have provided more SCR systems than any other supplier of SCR systems.

Strong Reputation for Quality and Reliability with a Diverse Base of Longstanding Customer Relationships.

We have developed strong customer relationships by using our technical sales, engineering and manufacturing resources to deliver quality systems and products and by providing a high level of customer service. We focus our efforts on consistently and reliably meeting our customers’ needs with respect to system and product performance and timely delivery. We believe we have established long-term preferred supplier relationships with many of our customers. Further, we serve a diverse client base with no single customer representing more than 10% of revenue in fiscal 2014, 2013 or 2012.

Substantial Engineering and Technical Expertise.

We believe we compete most effectively in providing solutions that require a high level of complex design and engineering expertise. We currently employ approximately 90 qualified engineers with backgrounds in chemical, mechanical, industrial, structural, process and civil engineering. We believe our customers depend on our engineering and technical expertise and experience in designing complex systems to meet their individual needs. We regularly employ sophisticated computer and physical modeling programs, including advanced computational fluid dynamic modeling, to verify the performance criteria of designs prior to manufacturing our systems and products. We continue to invest in research and development to further broaden our capabilities. We also believe our patented products and proprietary know-how developed over years of industry experience provides us with a competitive advantage.

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

Established Network of Subcontractors.

We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers, other than in China, where a majority of our supply is made in our own factory. We also utilize subcontractors in North America, primarily to add additional non-proprietary manufacturing capacity. We believe the reach of our network of subcontractors expands the benefit of our internal capabilities, improves the timeliness of our delivery and achieves more competitive pricing, which improves our market position. We also believe our network of subcontractors provides us with significant scalability of resources, allowing us to maintain efficient operations and accommodate large or urgent orders, and enhances our reliability, as we can more timely and appropriately shift work in the event that any particular subcontractor is unable to meet demand at any given time.

Our Business Strategy

Our objective is to enhance our position as a leading global provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The key elements of our strategy to achieve this goal are:

Capitalize on High-Growth International Markets.

We believe we have established a strong international presence, with physical offices in seven countries and sales representatives in 34 countries. International sales represented approximately 39%, 47% and 47% of our total revenue for fiscal 2014, 2013 and 2012, respectively. The decline in the percentage of revenue generated outside the United States from 2013 to 2014 is attributed to decreased demand from certain markets including Canada, Latin America and the Middle East, as well as from increased demand for the Company’s environmental system applications, which are primarily deployed in the United States. As a result of the global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future. International markets, and in particular emerging markets such as Latin America, India, Northern Africa and China, will be subject to significant variations in demand from period to period.

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

Invest in Additional Manufacturing Capacity and Global Supply Chain Capabilities.

We have expanded our manufacturing capacity both in the United States and China. Other initiatives will include improving the efficiency of our manufacturing operations, as well as ensuring we have developed high quality, responsive and efficient relationships with our vendors and subcontractors within and around the countries in which we operate. We believe these supply chain initiatives will help ensure that we continue to deliver high quality products within the timeframe established by our customers, while maintaining competitive pricing.

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

Pursue Selective Acquisitions.

We believe strategic acquisitions will help us to broaden our product offerings, expand our markets, advance our research and development capabilities and provide opportunities to lower raw material costs and leverage the cost of our corporate overhead. As part of our long-term strategy, we continually review potential acquisitions and believe we have established a diligent process for identifying acquisition opportunities. However, in light of our recent financial performance, our current liquidity position and necessary focus on the Company’s existing and recently acquired operations, we do not anticipate pursuing significant acquisitions during fiscal 2015.

Our Systems and Products

We classify our systems and products into two broad groups consistent with our reportable segments: Process Products and Environmental Systems. For additional financial information about our segments, please see Note R to the Notes to the Consolidated Financial Statements. Below is a brief description of our primary offerings for each of our segments.

Process Products

Our Process Products segment accounted for 76% of total revenue in fiscal 2014, compared to 84% of total revenue in fiscal 2013 and 87% of total revenue in fiscal 2012. Our separation and filtration systems and products improve efficiency, reduce maintenance and extend the life of energy infrastructure by removing liquid contaminants from gases, removing solid contaminants from gases or liquids and separating different liquids. Our separation and filtration systems and products are applied in the natural gas infrastructure, oil production, power generation, refining and petrochemical processing and other specialized industries. In addition, products in our Process Products segment include pulsation dampeners and heat exchangers. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial equipment. Our Process Products systems and products include:

•	Liquid/Gas Separators. Equipment that consist of a variety of centrifugal separators, inertial separators and coalescing elements. These devices are sold separately, incorporated into a housing by themselves or with other separation products or as part of a complete system solution.

•	Solid/Gas Separators. Comprised of centrifugal separators or filter elements to separate solids from gases. These devices are sold separately, incorporated into a housing by themselves or with other separation products or as part of a complete system solution.

•	Liquid/Liquid Separators. Our oil/water separators sold under the brand name of Skimovex to separate two liquids of different densities in an emulsion separation process. These seperators are primarily sold as part of a complete operating system.

•	Pulsation Dampeners. Gas compressors produce pulsations in the attached piping system, which can reduce compressor efficiency, cause severe damage to compressor cylinders and cause cracking in pipes and vessels. Our customers apply our pulsation dampeners to the suction and discharge of each compressor cylinder to reduce pulsation levels to acceptable limits.

•	Heat Exchangers. We offer custom engineered heat transfer equipment. Our products include double-pipe and multi-tube hairpin exchangers and shell-and-tube exchangers.

•	Industrial Silencers. Our industrial silencing equipment controls noise pollution associated with a wide range of industrial processes. Our silencing products include vent and blowdown silencers, blower silencers, engine silencers, gas turbine silencers, compressor silencers and vacuum pump silencers.

Environmental Systems

Our Environmental Systems segment accounted for 24% of total revenue in fiscal 2014, compared to 16% of total revenue in fiscal 2013 and 13% of total revenue in fiscal 2012. We design, engineer, fabricate and install highly efficient systems for combustion modification, fuel conversions and post-combustion NOX control for both new and existing sources. Our environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. Examples of these systems and products include:

•	Pollution Control Systems. Are comprised of a variety of integrated and tail end emission reduction systems for the reduction of NOX, CO and particulate matter. We supply pollution control systems for a variety of applications, including both simple cycle and combined cycle gas power plants, package boilers, process heaters, stationary internal combustion engines and other combustion sources.

•	Combustion Systems. Our combustion systems provide complete systems for the combustion of a variety of hydrocarbon fuels and bio-mass fuels. We provide systems for a large variety of applications for retrofit applications and in new sources for certain applications.

Customers

Our customers are geographically diversified and our systems and products are not dependent upon any single customer or group of customers. The loss of any single customer or group of customers would not have a material adverse effect on our business as a whole. However, the custom-designed and project-specific nature of our business can cause significant variances in sales to specific customers from year to year. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2014, 2013 or 2012.

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

We believe our primary competitors for our separation and filtration systems and products include Anderson Separators Company, King Tool Company, NATCO Group (Cameron), PECO-Facet, a subsidiary of CLARCOR, Inc., Pall Corporation and Koch Industries. We believe our primary competitors for our environmental control systems and products include Envirokinetics, Mitsubishi-Hitachi Power Systems, Hitachi Zosen Corporation, Global Power Equipment Group, Inc. and Coen Industries. While no single company competes with us in all of our product lines, various companies compete with us in one or more product lines. Some of these competitors have substantially greater sales and assets and greater access to capital than we do.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the fiscal 2014 and 2013 (in millions):

	Fiscal 2014	Fiscal 2013
Backlog at beginning of period	$84.2	$99.9
Net bookings	159.3	130.8
Acquired backlog	3.0	—
Removed from backlog	—	(12.5)
Revenue recognized	(130.6)	(134.0)

Backlog at end of period	$115.9	$84.2

Our backlog of uncompleted orders was $115.9 million at June 28, 2014, compared to $84.2 million at June 29, 2013. Backlog includes contractual purchase orders that are deliverable in future periods less revenue recognized on such orders to date. Of our backlog at June 28, 2014, we estimate approximately 85% will be completed during fiscal 2015. Orders in backlog are subject to change, delays, or cancellation by our customers.

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

Environmental Regulations

Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. In connection with our acquisition of Nitram Energy, Inc. (“Nitram”) and the related financing transactions, environmental site assessments were performed on our then existing manufacturing properties, as well as those owned by Nitram. As a result of the findings of such investigation we subsequently remediated the soil at a facility which was sold during fiscal 2013 and are continuing to monitor the groundwater at that site. We have an accrued liability of approximately $42,000 at June 28, 2014 for the estimated remaining costs relating to these environmental matters. We are seeking reimbursement for the full cost of the remediation and ongoing and future monitoring activities under our purchase agreement with former stockholders of Nitram.

Employees

As of June 28, 2014, we employed approximately 500 full-time employees, including employees at our joint venture in China. Excluding our employees at our joint venture in China, none of our employees is represented by a labor union or are subject to a collective bargaining agreement. We did not experience any significant labor difficulties during fiscal 2014. We believe our employee relations are good.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names and registered trademarks, which we believe are widely recognized in the industry. All of the Company’s filed and issued United States or international patents have a duration of 20 years from the earliest effective filing date and the expiration dates of these patents range from 2014 through 2033. The Company does not consider any particular patent or intellectual property to be critical to the Company’s long-term performance.

We anticipate we may apply for additional patents in multiple countries in the future as we develop new products and processes. Any issued patents that cover our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. If we are unable to protect our technologies or confidential information, our competitors could commercialize our technologies. Competitors may also be able to design around our patents. In addition, we may face claims that our products, services or operations infringe patents or misappropriate other intellectual property rights of others.

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

Research and Development

Our research and development expenses were $1.1 million for fiscal 2014, $0.7 million for fiscal 2013 and $0.6 million for fiscal 2012. We believe we have additional opportunities for growth by developing new technologies and products that offer our clients greater performance. We also continue to support research and development to improve existing products and manufacturing methods.

Website Information

Our corporate website is located at www.peerlessmfg.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our website provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our corporate governance policies, code of conduct and charters for the standing committees of our Board are available on our website. The information on our website is not incorporated by reference into this Form 10-K. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

As of June 28, 2014 our executive officers were as follows:

Name	Age	Position with the Company
Stephen Bloodworth	51	Vice President, Pressure Products
Peter Burlage	50	President and Chief Executive Officer
John Conroy	48	Executive Vice President Americas Process Products
Ronald McCrummen	49	Executive Vice President and Chief Financial Officer
Jon Segelhorst	44	Vice President, Nuclear, Heat Exchangers and Silencers
Timothy Shippy	44	Vice President, Environmental Systems
David Taylor	49	Vice President, Asia Pacific

Stephen Bloodworth joined the Company in October 2010. Mr. Bloodworth has served as Vice President, Pressure Products since February 2014. From October 2010 to February 2014, Mr. Bloodworth was Director, Pressure Products. Prior to joining the Company, Mr. Bloodworth served as a Manager at Corning Cable Systems. Mr. Bloodworth has a B.S. in Mechanical Engineering from the University of Texas, Arlington and an M.B.A. from Texas Christian University.

Peter Burlage joined the Company in January 1992. Mr. Burlage has served as our President and Chief Executive Officer and a member of our Board since June 2006. He served as Executive Vice President and Chief Operating Officer from October 2005 to June 2006 and Vice President, Environmental Systems from January 2001 to October 2005. Mr. Burlage also served as Vice President of Engineering from 2000 to 2001 and SCR Division Manager from 1997 to 2000. Mr. Burlage earned his B.S. in Mechanical Engineering from the University of Texas, Arlington and an M.B.A. from Baylor University.

John Conroy joined the Company in July 2010. Mr. Conroy has served as our Executive Vice President, Americas Process Products since February 2014. From July 2010 to February 2014, Mr. Conroy served as Vice President of Engineering and Product Development. Prior to joining the Company, Mr. Conroy served as the General Manager of Red Hawk Texas from 2008 to 2010, an operating division of United Technologies (UTC). Prior to his tenure at Red Hawk, Mr. Conroy served as President from 2004 to 2008 and VP-Engineering from 2002 to 2004 of Forney Corporation, a subsidiary of UTC. Mr. Conroy earned his B.S. in Chemical Engineering from the University of California, Berkeley and an M.B.A. from Southern Methodist University.

Ronald McCrummen joined the Company in April 2011 as our Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. McCrummen was the Senior Vice President and Chief Accounting Officer of Dean Foods, Inc. from 2004 until November 2010. Prior to his tenure at Dean Foods he served as a partner of Ernst & Young, LLP from 1998 until 2004. Mr. McCrummen is a certified public accountant and holds a B.S. in Business Administration and Accounting from St. Louis University.

Jon Segelhorst joined the Company in August 2006. Mr. Segelhorst became our Vice President, America’s Nuclear, Heat Exchanger and Silencers in February 2014. Mr. Segelhorst served as our Vice President, Sales and Market Business Units from April 2010 to February 2014 and Vice President, Pressure Products from January 2007 to April 2010. He served as General Manager of our Pressure Products business from August 2006 to January 2007. Prior to joining the Company, Mr. Segelhorst managed surge protection and DSL product lines for Corning Cable Systems, a telecommunications equipment company, from 1996 to 2007. Mr. Segelhorst earned his B.S. in Mechanical Engineering from the University of Texas at Austin and an M.B.A. from Baylor University.

Timothy Shippy joined the Company in July 1996. Mr. Shippy has been Vice President, Environmental Systems since February 2014. From April 2010 to February 2014, Mr. Shippy served as Director, Environmental Systems. Mr. Shippy previously served as our Sales Manager, Product Manager, and Sales Engineer. Mr. Shippy earned his B.S. in Civil Engineering from Texas A&M University and an M.B.A. from Baylor University.

David Taylor joined the Company in April 1988. Mr. Taylor was named our Vice President, Asia Pacific in 2010. Prior to that time, Mr. Taylor served as our Vice President of Separation Systems since 2000. He has served in a variety of engineering, sales and management positions since joining the Company. From 1997 through 1999, Mr. Taylor served as Director of Sales and Engineering in our Singapore office in support of our Asia Pacific operations and resumed responsibility for our Asia Pacific operations in July 2004. Mr. Taylor earned his B.S. in Mechanical Engineering from Southern Methodist University.

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

A large portion of our Process Products business is driven by the construction of natural gas infrastructure. Increased demand for natural gas may result in the construction of additional infrastructure. Higher prices of natural gas, while beneficial to exploration activities and the financing of new projects, can adversely impact the demand for natural gas. Excess supply could negatively impact the price of natural gas, which could discourage spending on related capital projects.

Changes in the power generation industry could have an adverse impact on sales of our environmental control systems and products and our operating results.

The demand for our environmental control systems and products depends in part on the continued construction of new power generation and related facilities and the retrofitting of existing facilities. The power generation industry is cyclical and has experienced periods of slow or no growth. Any change in the power generation industry that results in a decrease in new construction or refurbishing of power plants, in particular natural gas facilities, could have a material adverse impact on our environmental systems segment’s revenue, cash flow and our results of operations.

Changes in current environmental legislation and regulatory standards could have an adverse impact on the sale of our environmental control systems and products and on our operating results.

Our Environmental Systems business is primarily driven by capital spending by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, the Utility and Boiler MACT Rules, the Cross-State Air Pollution Rule and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. Despite the EPA’s recent adoption of stricter pollution standards, the interplay between the judicial system and the EPA instills uncertainty. Our business may be adversely impacted by an unfavorable court ruling or to the extent that other regulations requiring the reduction of NOX emissions are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement due to a complicated legal, political and economic environment.

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

As a result of our global operations, we face a variety of special United States and international legal and compliance risks, in addition to the risks of our domestic business. These federal, state and local laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include, but are not limited to, environmental, health and safety regulations, data privacy requirements, international labor laws, anti-corruption and bribery laws such as the United States Foreign Corrupt Practices Act and U.K. Bribery Act, and trade sanctions laws and regulations. In the event new laws and regulations are enacted or existing laws are amended, implementing compliance with such new or amended laws may result in a loss of revenue, increased costs of doing business and a change to our strategic objectives, all of which could adversely affect our results of operations and cash flows. In addition, we are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

Litigation against us could be costly and time consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, results of operations and cash flow. In addition, legal claims that have not yet been asserted against us may be asserted in the future.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

We may face various security threats, including cyber threats, threats to our infrastructure, and threats from terrorist acts, as well as the potential for business disruptions associated with these threats. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent security threats from materializing.

We may be subject to cyber-based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary information and attacks from computer hackers, viruses, malicious code and other security problems. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted.

The costs related to cyber or other threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, the value of our intellectual property, our future financial results, our reputation or our stock price.

In addition, from time to time we may replace and/or upgrade current financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies that are subject to the rules to conduct due diligence, and disclose and report the findings of these inquiries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these materials and metals used in our products through the diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Foreign exchange loss totaled $(0.8) million, $(0.1) million, and $(0.9) million for fiscal 2014, 2013, and 2012, respectively. As a percentage of revenue, foreign exchange loss was (0.6)%, (0.1)% and (0.7)% in fiscal 2014, 2013, and 2012, respectively.

Our business is subject to risks of terrorist acts, acts of war, political unrest, public health concerns, labor disputes and natural disasters.

Terrorist acts, acts of war, continued or increased political unrest in the Middle East or Ukraine, public health concerns, labor disputes or national disasters may disrupt our operations, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. The European Union and the United States have recently issued sanctions against Russia in connection with the situation in Ukraine. The extent of the impact of these sanctions on the global economy and PMFG are currently unknown. We will continue to evaluate the potential effects of these sanctions on PFMG. Future terrorist activities, military or security operations or natural disasters could weaken the domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition, including loss of sales or customers.

Manufacturing and Procurement

During fiscal 2014, we began manufacturing operations in two newly constructed facilities. Difficulties in bringing these facilities up to capacity and operating efficiently negatively impacted our financial results in fiscal 2014 and could continue to negatively impact our results in the future.

In an effort to improve efficiency and increase our global manufacturing capacity to meet anticipated future growth, we completed construction of an 80,000 square foot manufacturing facility in Denton, Texas and a 175,000 square foot manufacturing facility in Zhenjiang, China. Both of these facilities replaced smaller existing facilities in those same cities. The new facility in Denton, Texas began manufacturing operations in July 2013. The new facility in Zhenjiang, China began manufacturing operations in September 2013. Due in part to the facility transitions, the Company incurred cost overruns on a number of customer projects during fiscal 2014, as well as higher than anticipated costs of staffing and operating the new facilities. These items negatively impacted revenue and gross margin realized in the fiscal year, as well as the Company’s ability to meet delivery commitments to its customers. The Company has implemented a number of corrective actions to mitigate the financial impact of such items, as well as improve our on-time delivery. There is no assurance that the corrective actions will reduce the impact of cost over runs, inefficiencies in our manufacturing and supply chain operations or our ability to meet customer delivery requirements.

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

Some countries have regulations requiring, and some customers prefer, a certain degree of local content be included in projects destined for installation in their country. These requirements and preferences may require us to outsource significant functions to manufacturers in foreign countries or otherwise to establish manufacturing capabilities in foreign countries. These requirements may negatively impact our profit margins and present project management issues.

Our ability to conduct business outside the United States may be adversely affected by factors outside of our control and our revenue and profits from international sales could be adversely impacted.

Because we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue generated outside the United States represented 39%, 47% and 47% of our consolidated revenue during fiscal 2014, 2013 and 2012, respectively. Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government awards or sanctions, inability to obtain export licenses, unexpected changes in regulatory requirements, difficulty in collecting international accounts receivable, difficulty in enforcement of contractual obligations governed by non-U.S. law and fluctuations in foreign currency exchange rates and tax rates. The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable. These factors may result in a decline in revenue or profitability or could adversely affect our ability to expand our business outside of the United States and may impact our ability to deliver our products and collect our receivables.

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

Warranty expense totaled $1.2 million, $1.9 million and $1.0 million for fiscal 2014, 2013, and 2012, respectively. As a percentage of revenue, warranty expense was 0.9%, 1.4% and 0.8% in fiscal 2014, 2013, and 2012, respectively.

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

We are subject to environmental laws and regulations governing remediation of facilities currently or formerly owned or operated by us.

Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment. We previously owned a facility which our assessment indicated soil and groundwater contamination were present. Soil remediation at the site was completed in 2009 and we have continued to monitor the site, in cooperation with the Texas Commission on Environmental Quality. Future remediation at this site, or our other current or former facilities, could result in a significant financial obligation to perform the required clean-up which would have an adverse impact on our operations.

Capital and Liquidity

Our financing agreements may be insufficient to meet the operational and strategic needs of the Company.

We entered into our Senior Secured Credit Agreement (the “Senior Credit Agreement”) in September 2012 which consists of a $2 million secured term A loan, a $10 million secured term B loan and a $30 million secured revolving credit line. The revolving credit facility of our Senior Credit Agreement includes both financial and non-financial covenants that may limit our ability to purchase capital equipment, pay dividends, enter into strategic transactions, or enter into certain other agreements. The revolving credit facility of our Senior Credit Agreement requires that the eligible collateral, primarily accounts receivable and inventory, exceed the balances outstanding, which include the unexpired letters of credit and bank guarantees. Further, the revolving credit facility of our Senior Credit Agreement and subsidiary debenture agreements require that we restrict a portion of our cash balances in relationship to the unexpired letters of credit and bank guarantees. Our European subsidiaries currently have debenture agreements in place that support short-term working capital needs, as well as provide letters of credit and bank guarantees for issuance to customers and suppliers. As of June 28, 2014 we had $1.1 million available for borrowing or letters of credit under our Senior Credit Agreement and $5.1 million available for letters of credit under the subsidiary debenture agreements. The ability to provide performance letters of credit and bank guarantees is required as a condition of being awarded certain contracts, as well as receipt of payments in advance of shipment. Accordingly, our inability to provide letters of credit and bank guarantees could negatively impact future contract awards and cash flow related to projects in process.

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

During the fourth quarter of fiscal 2014, we obtained an amendment to the Credit Agreement. Pursuant to the amendment, if the Debt Service Coverage Ratio (“DSC”), as discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, is less than 1.50 to 1.00 as of the end of any fiscal quarter, we must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014. We may withdraw the cash in the collateral account when we achieve a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base deficiency then exists.

We have experienced operating losses and negative cash flow in recent periods, and have limited liquidity resources, which could impair our ability to grow and adversely affect our operations.

We have recently experienced operating losses and negative cash flow. If we are unable to return to profitability, we may not be able to take advantage of new opportunities, adequately respond to competitive pressures or fully execute our business plan. Under our Senior Secured Credit Agreement, our liquidity is limited. Working capital requirements and tax consequences may limit our ability to repatriate existing cash balances from our foreign operations. We depend on letters of credit issued under our Senior Secured Credit Facility and funds generated from operating activities to sustain and grow our business. If we are unable to return to profitability, it could undermine our ability to pursue growth opportunities and could limit the working capital available to our business, harming our operating results.

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

The concentration of ownership of our common stock may result in significant movement in the trading value of our common stock in the event a single stockholder or group of stockholders purchases or sells our common stock

As of June 28, 2014 six stockholders individually reported an ownership position greater than five percent of our outstanding common stock. In the aggregate these six stockholders own greater than 50 percent of our outstanding common stock. This concentration of share ownership, combined with the relative illiquidity of our common stock, could result in significant decrease in the trading value of our common stock should one of more of those stockholders decide to reduce their ownership position.

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

Our certificate of incorporation contains a “blank check” preferred stock provision. Blank check preferred stock enables our Board, without stockholder approval, to designate and issue additional series and classes of preferred stock with such dividend rights, liquidation preferences, conversion rights, terms of redemption, voting or other rights, including the right to issue convertible securities with no limitation on conversion, as our Board may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may have the effect of making it more difficult or expensive for a third party to acquire or merge with us which could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of August 30, 2014, we had 21,253,980 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Global Select Market, for the 50 trading days ending on August 29, 2014 was approximately 150,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate your shares of our common stock at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the period beginning June 30, 2013 through June 28, 2014, the price of our common stock on the NASDAQ Global Select Market ranged from a low of $4.11 to a high of $9.23 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

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

Pursuant to our 2007 Stock Incentive Plan, we are authorized to grant options and other stock awards for up to 1,800,000 shares to our officers, employees, directors and consultants. As of June 28, 2014 there were 1,111,682 shares of our common stock reserved for future issuance under our stock incentive plans. Stockholders will incur dilution upon exercise or issuance of any stock awards under our stock incentive plans. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own and lease office, manufacturing and warehousing facilities in various locations. Please see Note I to the Notes to our Consolidated Financial Statements for information on assets that secure the Company’s borrowings and other obligations. Our principal facilities are described in the following table.

Location	Approximate Sq. Footage	General Use
Owned:
Denton, Texas	80,000	Manufacturing
Wichita Falls, Texas	128,000	Manufacturing
Zhenjiang, China	175,000	Manufacturing, engineering, R&D and administration
Leased:
Dallas, Texas	30,000	Corporate office
Orchard Park, New York	18,000	Sales, engineering and administration
Dubai, United Arab Emirates	2,500	Sales, engineering and administration
Dusseldorf, Germany	2,500	Sales, engineering and administration
Essex, United Kingdom	6,000	Sales, engineering and administration
Singapore	3,600	Sales, engineering and administration
Monroe, Connecticut	12,000	Sales, engineering and administration

ITEM 3.	LEGAL PROCEEDINGS.

We are involved, from time to time, in various litigation, claims and proceedings arising in the normal course of business that are not expected to have any material effect on the financial condition of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol “PMFG.” The table below sets forth the reported high and low sales prices for our common stock, as reported on the NASDAQ Stock Market for the periods indicated.

	Fiscal Year	High	Low
2013	First Quarter	$9.33	$6.36
	Second Quarter	8.50	5.58
	Third Quarter	9.42	5.98
	Fourth Quarter	6.99	5.45
2014	First Quarter	$8.30	$6.71
	Second Quarter	9.09	6.95
	Third Quarter	9.23	5.55
	Fourth Quarter	6.18	4.11

Number of Holders

As of August 30, 2014, there were 64 holders of record of our common stock.

Dividends

We did not pay cash dividends on our common stock in fiscal 2014, 2013 or 2012. Cash dividends may be paid on our common stock, from time to time, as our Board deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements and other related factors. Additionally, our Senior Credit Agreement contains restrictions on our ability to pay dividends based on satisfaction of certain performance measures and compliance with other conditions. Our ability to comply with these performance measures and conditions may be affected by events beyond our control. A breach of any of the covenants (including financial covenant ratios) contained in our Senior Credit Agreement could result in a default under the Senior Credit Agreement. Any defaults under our Senior Credit Agreement could prohibit us from paying any dividends.

Stock Repurchase

We did not repurchase any of our common stock in fiscal 2014, 2013 or 2012. Additionally, we do not have a stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Fiscal
	2014	2013	2012	2011	2010
		(Amounts in thousands, except per share amounts)
Operating results:
Revenue	$130,650	$133,892	$135,318	$121,794	$116,775
Cost of goods sold	94,754	87,092	94,083	83,387	74,340

Gross profit	35,896	46,800	41,235	38,407	42,435
Operating expenses	46,505	42,457	40,760	37,083	34,087
Loss on impairment of intangibles (1)	6,327	3,525	—	3,551	—
Loss on impairment of goodwill (1)	20,304	—	—	—	—

Operating income (loss)	(37,240)	818	475	(2,227)	8,348
Other income (expense) (2)	(2,355)	(835)	(2,518)	5,005	(11,315)

Earnings (loss) before income taxes	(39,595)	(17)	(2,043)	2,778	(2,967)
Income tax benefit (expense)	1,277	(1,471)	1,005	3,083	(1,215)

Net earnings (loss)	(38,318)	(1,488)	(1,038)	5,861	(4,182)
Less net earnings (loss) attributable to noncontrolling interest	66	592	(62)	112	(19)

Net earnings(loss) attributable to PMFG, Inc.	(38,384)	(2,080)	(976)	5,749	(4,163)
Dividends on preferred stock	—	—	—	(722)	(1,044)

Earnings (loss) applicable to PMFG, Inc. common stockholders	$(38,384)	$(2,080)	$(976)	$5,027	$(5,207)

Diluted earnings (loss) per share	$(1.82)	$(0.10)	$(0.05)	$0.28	$(0.38)
Weighted average shares outstanding:
Diluted	21,086	20,930	18,810	16,662	13,716

	As of
	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011	June 30, 2010
Financial position:
Working capital	$55,109	$75,002	$77,267	$43,908	$48,000
Current assets	104,834	108,473	122,286	81,139	82,306
Total assets	167,223	180,111	183,279	140,709	143,081
Current liabilities	49,725	33,471	45,019	37,231	34,306
Long-term debt, net of current portion	14,149	8,719	—	9,971	16,221
Total liabilities (3)	69,751	48,225	52,393	55,668	85,934
Stockholders’ equity (4)	97,472	131,886	130,886	85,041	57,147

(1)	Operating expenses for fiscal 2014, 2013 and 2011 include charges of $26,631, $3,525 and $3,551, respectively, related to impairment losses on intangibles and goodwill. See Note F to our Consolidated Financial Statements.
(2)	Other income (expense) in fiscal 2011 and fiscal 2010 includes a gain of $6,681 and a charge of $(6,681), respectively, related to the change in the fair value of the derivative liability associated with the convertible preferred stock sold in September 2009.
(3)	The decrease in liabilities in fiscal 2011 primarily relates to the change in the fair value of the derivative liability, with additional decreases in outstanding debt.
(4)	The increase in our stockholders’ equity in fiscal 2012 resulted primarily from the public offering, and the increase in our stockholders’ equity in fiscal 2011 resulted primarily from the conversion of preferred stock to common stock during the year and our net earnings for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand PMFG, Inc., our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business and the key drivers of product demand.

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations – an analysis of our Company’s consolidated and reporting segment results of operations for the three years presented in our consolidated financial statements.

•	Liquidity; Capital Resources and Financial Position – an analysis of cash flows, aggregate contractual obligations, foreign exchange exposure, and an overview of financial position.

This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this report. These factors can cause actual results for future periods, including fiscal 2015, to differ materially from those disclosed in, or implied by, these forward-looking statements.

Our Business

General

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. With the recent acquisition of substantially all of the assets of CCA, we expanded the markets we serve to include industrial and utility industries. We offer a broad range of separation and filtration products, SCR systems, SNCR systems, low emissions burner and related combustion systems and other complementary products including heat transfer equipment, pulsation dampeners and silencers. Our primary customers include original equipment manufacturers, engineering contractors, commercial and industrial companies and operators of power facilities.

Our products and systems are marketed worldwide. The percentage of revenue generated from outside the United States was approximately 39% in fiscal 2014 compared to 47% in fiscal 2013. The decline in revenue generated outside the United States from 2013 to 2014 is attributed to decreased demand from certain markets including Canada, Latin America and the Middle East, as well as from increased demand for the Company’s environmental system applications, which are primarily deployed in the United States. As a result of the global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future. International markets, and in particular emerging markets such as Latin America, India, Northern Africa and China, will be subject to significant variations in demand from period to period.

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

The following table sets forth the percentage of revenue related to our process products and environmental products, respectively:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Process products	76%	84%	87%
Environmental systems	24%	16%	13%

	100%	100%	100%

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

Under this method, the contractually agreed upon revenue is recognized over the life of the contract based on the relationship of costs incurred to date to the estimated aggregate costs to be incurred over the contract term.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. However, changes in estimated total costs can impact margins from period to period. Changes in total estimated costs are reflected in the computation of the percentage of completion when such changes are identified and can be reasonably estimated. Change orders affecting the contract amount are considered only after receipt of a legally binding agreement. Incremental costs related to change orders are included in the estimate of total costs upon the earlier of receipt of the change order or the Company’s committed purchase obligation.

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

Cumulative revenue recognized may be less or more than cumulative amounts billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.”

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

Bad debt expense totaled $0.1 million in fiscal 2014 and $1.2 in fiscal 2013 and $0.2 million in fiscal 2012. As a percentage of revenue, the bad debt expense was 0.1%, 0.9%, and 0.2% in fiscal 2014, 2013, and 2012, respectively.

The impact of a 100 basis point increase or decrease in bad debt expense would be approximately $1.3 million in fiscal 2014.

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

Warranty expense totaled $1.2 million, $1.9 million and $1.0 million in fiscal 2014, 2013, and 2012, respectively. As a percentage of revenue, the warranty expense was 0.9%,1.4% and 0.8% in fiscal 2014, 2013 and 2012, respectively.

The impact of a 100 basis point increase or decrease in warranty costs would be approximately $1.3 million in fiscal 2014.

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

Intangible assets with indefinite lives and goodwill are allocated to and evaluated at the reporting segment level for potential impairment at least annually, or earlier if an indicator of impairment exists, to ensure that the carrying value is recoverable.

A perpetual trademark or design guideline is impaired if its book value exceeds its estimated fair value. Our goodwill is evaluated for potential impairment if the book value of its reporting unit exceeds its estimated fair value.

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

At June 28, 2014 the fair value of our Process Products segment, which is also the reporting unit, was exceeded by its related carrying value by $20.3 million. A loss on the impairment of goodwill was recorded in the fourth quarter of fiscal 2014 to reduce the carrying value of the Process Products segment to its fair value. The terminal revenue growth rate utilized in calculating the fair value (5.0%) is dependent on our ability to meet internal projections and operating plans, as well as other factors and assumptions.

At June 28, 2014, the carrying value of our trade names and design guidelines were impaired by $2.1 million and $4.2 million, respectively to reduce the carrying value to fair value.

In the fourth quarter of fiscal 2014, we completed our annual impairment testing using the methods described above and concluded there was an impairment of $26.6 million related to our goodwill and other intangible assets with an indefinite life.

Our goodwill and intangible net assets totaled $27.9 million as of June 28, 2014.

Adverse changes to the assumptions related to royalty, growth, or discount rates could result in future impairments.

Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria.

A valuation allowance is recorded against a deferred tax asset if it is more likely than not that the asset will not be realized.

At June 28, 2014 our liability for uncertain tax positions, including accrued interest, was $1.4 million and our valuation allowance was $5.6 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we plan to adopt the new guidance beginning in fiscal 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. Management is assessing the expected impact of this new guidance on our consolidated financial statements.

In July 2013, the FASB issued an Accounting Standards Update for “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The standard will be effective for the Company in the first quarter of fiscal 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations—Consolidated

The following summarizes our Consolidated Statements of Operations as a percentage of net revenue:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	72.5	65.0	69.5

Gross profit	27.5	35.0	30.5
Operating expenses	56.0	34.3	30.1

Operating income (loss)	(28.5)	0.7	0.4
Other income (expense)	(1.8)	(0.7)	(1.9)

Earnings (loss) before income taxes	(30.3)	0.0	(1.5)
Income tax benefit (expense)	1.0	(1.1)	0.7

Net earnings (loss)	(29.3)%	(1.1)%	(0.8)%

Less net earnings (loss) attributable to noncontrolling interest	0.1	0.4	(0.1)

Net earnings (loss) attributable to PMFG, Inc.	(29.4)	(1.5)	(0.7)

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

	Fiscal 2014	% of Total	Fiscal 2013	% of Total	Fiscal 2012	% of Total
Domestic	$80,045	61.3%	$70,986	53.0%	$71,479	52.8%
International	50,605	38.7%	62,906	47.0%	63,839	47.2%

Total	$130,650	100.0%	$133,892	100.0%	$135,318	100.0%

For fiscal 2014, total revenue decreased $3.2 million, or 2.4%, compared to fiscal 2013, as lower revenue from our Process Products segment was partially offset by higher revenue from our Environmental Systems segment. The Company’s environmental systems are primarily marketed in the United States, where stringent air pollution regulations, pending changes in regulation and increased demand for natural gas power generation is driving demand for our products. Revenue in the fourth quarter from the acquisition of CCA was included under Environmental Systems and contributed $4.3 million to the increased revenue in fiscal 2014 for Environmental Systems.

The lower revenue from our Process Products segment resulted from lower demand for our silencer and heat transfer equipment, the overlap of a significant contract which was largely completed in the prior year, and to a lesser extent delays in the design and fabrication process in the China market. The lower demand for silencer and heat transfer equipment is attributed to a highly competitive market environment and a lack of sufficient differentiation with regard to technical capabilities, cost or delivery time. The lower revenue from separation and filtration equipment primarily resulted from lower relative revenue from the Middle East and China. In the Middle East, the Company is overlapping a significant contract which was largely completed in the prior year. In China, the Company has experienced lower bookings and revenue flow-through attributed to the transition of governmental leadership and restriction on capital availability to many of our customers. Domestic revenue increased $9.1 million, or 12.8%, in fiscal 2014 when compared to the same period last year on stronger Environmental System revenue. The increase in domestic revenue was more than offset by a decrease in international revenue of $12.3 million, or 19.6%.

For fiscal 2013, total revenue decreased $1.4 million, or 1.1%, compared to fiscal 2012. Domestically, lower revenue in our Process Products segment was partially offset by growth in our Environmental Systems segment. The net decrease in domestic revenue in fiscal 2013 when compared to the prior fiscal year was $0.5 million. International revenue decreased $0.9 million in fiscal 2013 compared to fiscal 2012 as increases in Asia and, to a lesser extent in Europe, were offset by year over year decreases in revenue from Latin America and Canada.

Additional detail on the year-over-year change by product category is as follows (in thousands):

	Change in fiscal 2014	Change in fiscal 2013
Process products systems
Separation and filtration equipment	$(7,538)	$(5,408)
Silencer and heat transfer equipment	(6,190)	(36)
Environmental systems	10,486	4,018

	$(3,242)	$(1,426)

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

	Fiscal 2014	% of Revenue	Fiscal 2013	% of Revenue	Fiscal 2012	% of Revenue
Revenue	$130,650	100.0%	$133,892	100.0%	$135,318	100.0%
Cost of goods sold	94,754	72.5%	87,092	65.0%	94,083	69.5%

Gross profit	$35,896	27.5%	$46,800	35.0%	$41,235	30.5%

For fiscal 2014, our gross profit decreased $10.9 million, or 23.3%, compared to fiscal 2013. Gross profit, as a percentage of revenue, was 27.5% in fiscal 2014 compared to 35.0% in fiscal 2013. The decrease in gross profit resulted from lower revenue, cost overruns on specific projects, exit costs related to the closure of two manufacturing facilities in the United States and one in China, inefficiencies in the start-up of our new manufacturing facilities in Denton, Texas and Zhenjiang, China, partially offset by a change in estimated future warranty obligations. These factors are summarized as follows (in thousands):

Decline in revenue	$(836)
Change in estimated future warranty obligations	815
Cost overruns on projects completed or in process	(6,807)
Underabsorption of facility costs	(3,634)
Exit costs related to facility closures	(530)
Other	88

$(10,904)

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

Operating Expenses. The following summarizes operating expenses (in thousands):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2014	Revenue	2013	Revenues	2012	Revenue
Sales and marketing	$14,610	11.2%	$14,353	10.7%	$12,222	9.0%
Engineering and project management	11,181	8.6%	9,406	7.0%	9,144	6.8%
General and administrative	20,714	15.9%	18,698	14.0%	19,394	14.3%

Total operating expenses	$46,505	35.6%	$42,457	31.7%	$40,760	30.1%

For fiscal 2014, our operating expenses, excluding the loss on impairment charges, increased $4.0 million, or 9.5%, compared to fiscal 2013. The increase in operating expenses resulted from increase in personnel and occupancy costs in our Europe, Middle East and Africa (“EMEA”) region largely associated with the sales, engineering, and project management office opened in Dubai in the spring of 2013, increased personnel costs in the Americas region in support of our nuclear power generation product line and commitments under a joint development agreement entered into with a major OEM customer in the nuclear power generation industry and costs associated with the acquisition of CCA, partially offset by reduced bad debt expense. The change in operating expenses in fiscal 2014 compared to fiscal 2013 is summarized as follows (in thousands):

Incremental personnel and occupancy costs in the EMEA region	$1,129
Incremental personnel costs in support of nuclear product line for nuclear and environmental products	372
Increased research and development	459
Due diligence and transaction advisor fees related to the CCA acquisition	576
Operating expenses resulting from the acquisition of CCA	1,433
Lower bad debt expense	(973)
Other	1,052

$4,048

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

Loss on Impairment. The following summarizes loss on impairment (in thousands):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2014	Revenue	2013	Revenues	2012	Revenue
Loss on impairment of intangibles	$6,327	4.8%	$3,525	2.6%	—	0.0%
Loss on impairment of goodwill	20,304	15.5%	—	0.0%	—	0.0%

Total impairment charges	$26,631	20.4%	$3,525	2.6%	$—	0.0%

As more fully described in Note F to the Consolidated Financial Statements, the Company performs an annual evaluation in the fourth quarter of each fiscal year of potential impairment of goodwill and indefinite lived intangible assets. Prior to the acquisition of substantially all of the assets of CCA Combustion Components Associates in March 2014, all of our prior acquisitions were within the Process Products reporting segment, the largest of which was the acquisition of Nitram Energy, Inc. and Subsidiaries (“Nitram”) in April 2008. The Nitram acquisition was completed to expand the Company’s products, customer relationships, and market opportunities. While the Company believes it will continue to benefit from the acquisition, the recent financial performance of the Process Products reporting segment has not met our internal expectations and anticipated future cash flows have greater risks and uncertainties with regard to the timing and rate of growth. The long-term global market trends with regard to the demand for natural gas infrastructure, natural gas power generation and nuclear power generation appear to remain intact, however, the benefit of such trends for the Company appear to be extending beyond the timeframes previously projected. Accordingly, the forecasted delay in the cash flow benefits of such trends resulted in an identified impairment during the fourth quarter of fiscal 2014. Upon completion of the step 2 analysis, as required under generally accepted accounting principles, the estimated fair value of the Process Product reporting segment was deemed to be significantly below the carrying value. Accordingly, the carrying value for goodwill and long-lived intangibles assets was adjusted down to the revised estimates of fair value and a loss on impairment of $26.6 million was recorded in the quarter.

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

Other Income and Expense. The following summarizes other income and expenses (in thousands):

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Interest income	$23	$50	$16
Interest expense	(1,668)	(492)	(1,267)
Loss on extinguishment of debt	—	(291)	(347)
Foreign exchange gain (loss)	(799)	(135)	(915)
Other income (expense), net	89	33	(5)

Total other income (expense), net	$(2,355)	$(835)	$(2,518)

For fiscal 2014, total other income and (expense), net changed by $1.5 million from $0.8 million of expense to $2.4 million of expense. Interest expense during fiscal 2014 increased by $1.2 million compared to fiscal 2013 as we began operations in our new manufacturing facilities in Denton, Texas and Zhenjiang, China and stopped capitalizing interest upon completion of the construction period in fiscal 2014. Fiscal 2014 reported a loss on foreign currency translation of $0.8 million compared to a loss of $0.1 million for fiscal 2013. The loss on currency translation in fiscal 2014 was driven largely by changes in the exchange rates of the euro relative to the U.S. dollar and the British pound.

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

Income Taxes: Fiscal 2014 resulted in income tax benefit of $1.3 million compared to an income tax expense of $1.5 million in fiscal 2013 and an income tax benefit of $1.0 million in fiscal 2012. For fiscal 2013, the effective tax rates vary from statutory rates because we established a valuation allowance against deferred tax assets and increased our reserve for uncertain tax positions. This was offset in part by research and development expenditure credits and increased profits of our foreign subsidiaries which have a lower tax rate than the United States. For further information related to income taxes, see Note P to our consolidated financial statements included in Item 8 of this Form 10-K.

Net Earnings (Loss): Our net loss increased from $1.5 million, or 1.1 % of revenue, for fiscal 2013 to a net loss of $38.3 million, or 29.3% of revenue, for fiscal 2014. Basic and diluted loss per share increased from net loss of $0.10 per share for fiscal 2013 to a net loss of $1.82 per share for fiscal 2014.

Our net loss increased from $1.0 million, or 0.8% of revenue, for fiscal 2012 to a net loss of $1.5 million, or 1.1% of revenue, for fiscal 2013. Basic and diluted loss per share increased from net loss of $0.05 per share for fiscal 2012 to a net loss of $0.10 per share for fiscal 2013.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 76%, 84% and 87% of our revenue in fiscal 2014, 2013 and 2012, respectively.

Process Products revenue and operating income for the prior three fiscal years are presented below (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Revenue	$98,975	$112,703	$118,147
Gross profit	24,762	39,204	35,341
Operating income (loss)	(22,841)	19,006	16,711
Operating income (loss) as % of revenue	(23.1)%	16.9%	14.1%

Process Products revenue decreased by $13.7 million, or 12.2%, in fiscal 2014 compared to fiscal 2013. The lower revenue from our Process Products segment resulted from lower demand for our silencer and heat transfer equipment, the overlap of a significant contract which was largely completed in the prior year and to a lesser extent delays in the design and fabrication process in the China market. The lower demand for silencer and heat transfer equipment is attributed to a highly competitive market environment and a lack of sufficient differentiation with regard to technical capabilities, cost or delivery time. The lower revenue from separation and filtration equipment primarily resulted from lower relative revenue from the Middle East and China. In the Middle East, the Company is overlapping a significant contract which was largely completed in the prior year. In China, the Company has experienced lower bookings and revenue flow-through attributed to the transition of governmental leadership and restriction on liquidity requirements of many of our customers. Reduced revenue for fiscal 2013 resulted from lower demand in the United States for separation and filtration equipment and customer driven delays on products in our backlog offset in part by increased demand in Asia.

Additional detail on the year-over-year change by product category is as follows (in thousands):

	Changed in fiscal 2014	Changed in fiscal 2013
Separation and filtration equipment	$(7,538)	$(5,408)
Silencer and heat transfer equipment	(6,190)	(36)

	$(13,728)	$(5,444)

Process Products gross profit for fiscal 2014 decreased $14.4 million, or 36.8%, compared to fiscal 2013. The decrease in gross profit resulted from lower revenue, change in the geographical mix of products, cost overruns on specific projects and inefficiencies in the start-up of our new manufacturing facilities in Denton, Texas and Zhenjiang, China, partially offset by a change in estimated future warranty obligations quantified as follows (in thousands):

Decline in revenue	$(4,295)
Impact of product and geographic mix	(1,624)
Change in estimated future warranty obligations	774
Cost overruns on projects completed or in process	(5,556)
Under absorption of facility costs	(3,211)
Exit costs related to facility closures	(530)

$(14,442)

Process Products operating income decreased by $41.8 million, driven by the $26.6 million charge for impairment of intangible assets and the $14.4 million decrease in gross profit in fiscal 2014 compared to fiscal 2013 combined with $0.8 million increase in operating costs. As a percentage of Process Products revenue, operating income was (23.1)%, 16.9% and 14.1% in fiscal 2014, 2013 and 2012, respectively. The increase in operating expenses resulted from increase in personnel and occupancy costs in our EMEA region largely associated with the sales, engineering and project management office that opened in Dubai in the spring of 2013, increased personnel costs in the Americas region in support of our nuclear power generation product line and commitments under a joint development agreement entered into with a major OEM customer in the nuclear power generation industry. The increase in operating income in fiscal 2013 as a percentage of revenue is attributed to a change in the geographic mix and increased focus on manufacturing costs, as well as the impact of certain contracts cancelled by a customer in Latin America.

Environmental Systems

The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion NOX control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include SCR systems, combustion systems and SNCR systems. Environmental Systems represented 24%, 16% and 13% of our revenue in fiscal 2014, 2013 and 2012, respectively.

Environmental Systems revenue and operating income for the prior three fiscal years are presented below (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Revenue	$31,675	$21,189	$17,171
Gross profit	11,137	7,596	5,894
Operating income	6,315	4,035	3,158
Operating income as % of revenue	19.9%	19.0%	18.4%

Revenue from Environmental Systems increased $10.5 million, or 49.5%, during fiscal 2014 compared to fiscal 2013. Revenue from Environmental Systems increased $4.0 million, or 23.4%, during fiscal 2013 compared to fiscal 2012. In the United States, where stringent air pollution regulations, pending changes in regulation and increased demand for natural gas power generation are driving increased demand for our products. CCA revenue was also recognized under the Environmental Systems segment and contributed to the segment revenue in fiscal 2014.

Gross profit in the Environmental Systems increased $3.5 million, or 46.6%, to $11.1 million in fiscal 2014 compared to fiscal 2013. The increase in gross profit resulted from higher revenue, lower estimated future warranty obligations and higher relative profit on projects completed or in process (in thousands):

Increase in revenue	$3,459
Change in estimated future warranty obligations	42
Other	38

$3,539

Environmental Systems operating income in fiscal 2014 increased $2.3 million, or 56.5%, compared to fiscal 2013. As a percentage of revenue, operating income remained relatively constant in fiscal 2014 compared to fiscal 2013. Environmental Systems operating income in fiscal 2013 increased $0.9 million, or 27.8%, compared to fiscal 2012. As a percentage of revenue, operating income increased slightly to 19.0% for fiscal 2013 from 18.4% for fiscal 2012, primarily attributable to lower relative selling and engineering expenses at higher levels of revenue.

General and Administrative Expenses

General and administrative expenses excluded from our segment operating results were $20.7 million, $18.7 million and $19.4 million, for fiscal 2014, 2013 and 2012, respectively.

General and administrative expenses include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, human resources, information systems and other administrative employees. General and administrative costs also include board of director compensation and expenses, facility costs, insurance, audit fees, legal fees, reporting expense, professional services and other administrative fees. General and administrative expenses increased $2.0 million, or 10.8%, in fiscal 2014 compared to fiscal 2013. The increased expenses in fiscal 2014 primarily resulted from the CCA acquisition and incremental personnel and occupancy costs related to the Dubai office. For fiscal 2014, operating expenses included a $26.6 million impairment of goodwill and intangible assets attributed to our Process Products segment that was excluded from our segment operating results.

For Fiscal 2013, our general and administrative expenses decreased $0.7 million, or 3.6%, compared to fiscal 2012. The reduced expenses in fiscal 2013 is primarily due to the expense of $2.1 million for accelerated vesting of restricted stock in fiscal 2012 that was not replicated in fiscal 2013, partially offset by a write off of a customer receivable and increased costs of maintaining foreign offices. For fiscal 2013, operating expenses included a $3.5 million impairment of intangible assets that was excluded from our segment operating results.

Contingencies

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the fiscal years ended and as of June 28, 2014 and June 29, 2013 (in millions):

	Fiscal 2014	Fiscal 2013
Backlog at beginning of period	$84.2	$99.9
Net bookings	159.3	130.8
Acquired backlog	3.0	—
Removed from backlog	—	(12.5)
Revenue recognized	(130.6)	(134.0)

Backlog at end of period	$115.9	$84.2

Our backlog of uncompleted orders was $115.9 million at June 28, 2014, compared to $84.2 million at June 29, 2013. At June 28, 2014 and June 29, 2013, approximately 60% of our backlog related to Process Products sales orders with the balance pertaining to Environmental Systems sales orders. Backlog includes contractual purchase orders that are deliverable in future periods less revenue recognized on such orders to date. Of our backlog at June 28, 2014, we estimate approximately 85% will be completed during fiscal 2015. Orders in backlog are subject to change, delays, or cancellation by our customers.

During fiscal 2013, the Company removed from backlog cancelled customer purchase orders totaling $12.5 million related to a project in Latin America. The purchase orders were received in fiscal 2012. Cancellation of the purchase orders directly related to the customer’s decision to redesign the facility and make changes to planned construction resources.

Financial Position

Assets. Total assets decreased by $12.9 million, or 7.2%, from $180.1 million at June 29, 2013 to $167.2 million at June 28, 2014 We held cash and cash equivalents of $42.8 million, of which $15.6 million was restricted as collateral for term loans, stand-by letters of credit and bank guarantees, had working capital of $55.1 million and a current liquidity ratio of 2.1-to-1.0 at June 28, 2014. This compares with cash and cash equivalents of $58.0 million at June 29, 2013, of which $5.0 million was restricted, working capital of $75 million and a current liquidity ratio of 3.2-to-1.0 at June 29, 2013.

Liabilities and Stockholders’ Equity. Total liabilities increased by $21.5 million, or 44.6%, from $48.2 million at June 29, 2013 to $69.8 million at June 28, 2014. The increase in liabilities is attributed to an increase in accounts payable, customer deposits, billings in excess of cost, compensation, warranty, other accrued liabilities and long-term debt. The decrease in our stockholders’ equity of $34.4 million, or 26.1%, from $131.9 million at June 29, 2013 to $97.4 million at June 28, 2014 is primarily attributable to the net loss recognized in fiscal 2014 . Our debt (total liabilities)-to-equity ratio was 0.7-to-1.0 and 0.4-to-1.0 at June 28, 2014 and at June 29, 2013, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $42.8 million as of June 28, 2014, of which $15.6 million was restricted as collateral for the term loans and stand-by letters of credit and bank guarantees, compared to $58.0 million at June 29, 2013, of which $5.0 million was restricted. Cash and cash equivalents held in financial institutions outside the United States totaled $23.5 million and $19.8 million at June 28, 2014 and June 29, 2013, respectively, to support the existing operations and planned growth of our operating locations outside the United States. The Company has elected to treat foreign earnings as permanently reinvested outside the U.S. and has not recognized the U.S. tax expense, if any, on those earnings. Net cash used in operating activities during fiscal 2014 was $9.6 million, compared to cash provided of $5.4 million and $15.6 million during fiscal 2013 and fiscal 2012, respectively.

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At June 28, 2014, the balance of these working capital accounts was $17.3 million compared to $17.9 million at June 29, 2013, reflecting a decrease of our investment in these working capital items of $0.6 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. In addition to our change in working capital, our cash flow used in operations was comprised primarily of our net loss of $38.3 million adjusted by non-cash impairment charges of $26.6 million and other expense items which did not generate a use of current year cash.

Net cash used in investing activities was $28.0 million for fiscal 2014, compared to net cash used in investing activities of $14.5 million and $7.0 million for fiscal 2013 and 2012, respectively. The use of cash during fiscal 2014 primarily related to the acquisition of CCA, costs related to the transition to the manufacturing facilities and increase in our restricted cash as result of the amendment to our credit agreement. The use of cash during fiscal 2013 primarily related to the construction costs of our manufacturing facilities in Denton, Texas and Zhenjiang, China. The use of cash during fiscal 2012 primarily related to the acquisition of Burgess Manning GmbH, purchases of property and equipment and an increase in restricted cash.

Net cash provided by financing activities was $11.1 million for fiscal 2014, compared to net cash provided by financing activities of $9.8 million in fiscal 2013 and $31.7 million in fiscal 2012. Cash provided by financing activities for fiscal 2014 was from the proceeds of short- and long-term debt and equity contribution from noncontrolling interest. Cash provided by financing activities for fiscal 2013 was primarily the proceeds from long-term debt used to build our Denton, Texas manufacturing facility. The cash provided by financing activities for fiscal 2012 related to the proceeds from the our public offering of 2,990,000 shares of common stock in February 2012, partially offset by the principal payment in connection with the extinguishment of long-term debt.

As a result of the above factors, our cash and cash equivalents during fiscal 2014 decreased $25.7 million compared to an increase of $0.7 million during fiscal 2013 and an increase of $39.4 million in fiscal 2012.

In July 2013, the Company obtained short-term financing from Bank of China Limited. The financing provides for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%. Interest is payable quarterly. Subsequent to June 28, 2014, all amounts were repaid with cash on hand.

The Company believes its unrestricted cash and cash equivalents together with expected cash flow from operations will be sufficient to meet the liquidity and capital requirements of the Company for the next 12 months including our ability to meet all customer and supplier commitments, as well as meet all repayment obligations under financing agreements.

Credit Facilities

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

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At June 28, 2014, there were no outstanding borrowings and approximately $6.4 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $1.1 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

Beginning June 30, 2014, the Company was required to make quarterly principal payments on the term loans. The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans.

Interest on all loans must generally be paid quarterly. Interest rates on term loans use floating rates plus  1⁄2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters.

At June 28, 2014, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles.

Under the Credit Agreement, as amended, capital expenditures are limited to (a) those made in connection with the new manufacturing facility in Denton, Texas; (b) those made in connection with the new manufacturing facility in China, not to exceed $13.0 million; and (c) $3.0 million of other capital expenditures in any fiscal year plus any amounts below $3.0 million of expenditures from the immediately preceding fiscal year. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions.

In fiscal 2014, the Company obtained an amendment to the Credit Agreement. Pursuant to the amendment, if the DSC is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014. The Company may withdraw the cash in the collateral account when it achieves a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base deficiency then exists. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA, as defined in the Credit Agreement, less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing 12 month basis.

In July 2013, the Company’s subsidiary in China entered into a loan agreement with Bank of China Limited. The loan agreement provides for a loan commitment of ¥45.0 million ($7.2 million) to fund the construction of a manufacturing facility in Zhenjiang, China. The loan is guaranteed by PCMC’s property, plant and equipment. The loan matures on September 30, 2018. At June 28, 2014, there was an outstanding borrowing of ¥38.0 million ($6.1 million). Beginning June 20, 2014, the Company was required to make semi-annual principal payments on the loan which will be paid using cash on hand in China. Interest rates use floating rates as established by The People’s Bank of China. The rate at June 28, 2014 was 7.0%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At June 28, 2014, PCMC was in compliance with all of its debt covenants. PCMC had bank guarantees of $0.8 million and $0.6 million at June 28, 2014 and June 29, 2013, respectively, secured by $0.8 million and $0.6 million of restricted cash balances.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($10.2 million) at June 28, 2014 and £6.0 million ($9.1 million) at June 29, 2013. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.8 million ($3.0 million) at June 28, 2014 and £2.1 million ($3.2 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 28, 2014, there was £4.6 million ($7.9 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was £4.4 million ($6.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.6 million) at June 28, 2014 and €4.8 million ($6.2 million) at June 29, 2013. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.9 million ($1.2 million) at June 28, 2014 and €0.7 million ($0.9 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 28, 2014, there was €2.8 million ($3.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was €2.7 million ($3.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $1.5 million and $0.6 million at June 28, 2014 and June 29, 2013, respectively. These guarantees are secured with a cash deposit of $0.6 million and a protective letter of credit issued by the Company to Citibank.

We believe we maintain adequate liquidity to support existing operations over the next 12 months.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 28, 2014.

Tabular Disclosure of Contractual Obligations

The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 28, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Purchase obligations (1)	19,744	19,744	—	—	—
Unrecognized tax benefits	1,356	—	1,356	—	—
Stand-by letters of credit (2)	20,414	15,065	3,506	1,634	209
Operating lease obligations	5,220	1,871	2,699	582	68
Long-term debt	16,557	2,408	5,251	3,541	5,356
Interest payments	4,587	761	1,459	1,139	1,228

Total contractual obligations	$67,878	$39,849	$14,271	$6,896	$6,861

1)	Purchase obligations in the table above represent the value of open purchase orders as of June 29, 2013. We believe that some of these obligations could be cancelled for payment of a nominal penalty, or no penalty.
2)	The stand-by letters of credit include $6.4 million issued under our $30.0 million revolving credit facility, $7.9 million outstanding under our debenture agreement in the U.K.,$3.8 million outstanding under our debenture agreement in Germany, $1.5 million outstanding bank guarantee in Singapore and $0.8 million outstanding guarantee in China.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

We are subject to interest rate risk on outstanding borrowings under our U.S. and China Credit Agreements, which bears interest at variable rates. At June 28, 2014, we had $16.6 million outstanding borrowings under these agreements.

To reduce the volatility of earnings and cash flows that arise from changes in interest rates, we manage interest rate risk in our U.S. debt through the use of interest rate swap agreements. These swap agreements allow us to manage our exposure to interest rate changes for the term loans under our Credit Agreement by fixing the LIBOR interest rates specified in the Credit Agreement until the indicated expiration dates.

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

Each quarter point change in interest rates on the variable portion of indebtedness under our Credit Agreements would result in a change of $16,000 to our interest expense on an annual basis.

Foreign Currency Risk

Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates. Certain sales and expenses in foreign countries are transacted in currencies other than the United States dollar, our reporting currency. Our foreign currency exchange rate risk is primarily limited to the Canadian dollar, the British pound, Chinese yuan and the euro. We naturally hedge a portion of our foreign currency exposure through the use of suppliers and subcontractors in the countries in which we sell products, and by incurring liabilities denominated in the local currency in which our foreign subsidiaries are located. We did not have any currency derivatives outstanding as of, or during the fiscal year ended, June 28, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PMFG, Inc.

We have audited the accompanying consolidated balance sheets of PMFG, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 28, 2014 and June 29, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMFG, Inc. and subsidiaries as of June 28, 2014 and June 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 28, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2014 expressed an unmodified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 10, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PMFG, Inc.

We have audited the internal control over financial reporting of PMFG, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 28, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 28, 2014, and our report dated September 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 10, 2014

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS

	June 28,	June 29,
	2014	2013
Current assets:
Cash and cash equivalents	$27,274	$53,020
Restricted cash	15,570	5,029
Accounts receivable - trade, net of allowance for doubtful accounts of $216 and $300, at June 28, 2014 and June 29, 2013, respectively	26,256	22,509
Inventories, net	10,833	6,488
Costs and earnings in excess of billings on uncompleted contracts	19,854	16,544
Income taxes receivable	13	1,152
Deferred income taxes	477	304
Other current assets	4,557	3,427

Total current assets	104,834	108,473
Property, plant and equipment, net	31,633	24,031
Intangible assets, net	11,870	16,180
Goodwill	16,076	30,429
Deferred income taxes	2,097	—
Other assets	713	998

Total assets	$167,223	$180,111

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets - Continued

(Amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 28,	June 29,
	2014	2013
Current liabilities:
Accounts payable	19,914	14,899
Current maturities of long-term debt	2,408	—
Billings in excess of costs and earnings on uncompleted contracts	8,848	6,277
Commissions payable	2,422	1,763
Income taxes payable	463	339
Deferred income taxes	304	—
Accrued product warranties	2,527	2,241
Customer deposits	3,129	2,566
Accrued liabilities and other	9,710	5,386

Total current liabilities	49,725	33,471
Long-term debt, net of current portion	14,149	8,719
Deferred income taxes	4,157	4,135
Other non-current liabilities	1,720	1,900
Commitments and contingencies
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares issued and outstanding at June 28, 2014 and June 29, 2013	—	—
Stockholders’ equity:
Common stock - authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 21,062,721 and 20,966,426 shares at June 28, 2014 and June 29, 2013, respectively	211	210
Additional paid-in capital	97,545	96,634
Accumulated other comprehensive loss	(587)	(2,004)
Retained earnings (accumulated deficit)	(5,270)	33,114

Total PFMG, Inc.‘s stockholders’ equity	91,899	127,954
Noncontrolling interest	5,573	3,932

Total equity	97,472	131,886

Total liabilities and equity	$167,223	$180,111

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Revenue	$130,650	$133,892	$135,318
Cost of goods sold	94,754	87,092	94,083

Gross profit	35,896	46,800	41,235
Operating expenses:
Sales and marketing	14,610	14,353	12,222
Engineering and project management	11,181	9,406	9,144
General and administrative	20,714	18,698	19,394
Loss on impairment of intangibles	6,327	3,525	—
Loss on impairment of goodwill	20,304	—	—

	73,136	45,982	40,760

Operating income (loss)	(37,240)	818	475
Other income (expense):
Interest income	23	50	16
Interest expense	(1,668)	(492)	(1,267)
Loss on extinguishment of debt	—	(291)	(347)
Foreign exchange loss	(799)	(135)	(915)
Other income (expense), net	89	33	(5)

	(2,355)	(835)	(2,518)

Loss before income taxes	(39,595)	(17)	(2,043)
Income tax benefit (expense)	1,277	(1,471)	1,005

Net loss	$(38,318)	$(1,488)	$(1,038)

Less net earnings (loss) attributable to noncontrolling interest	$66	$592	$(62)

Net loss attributable to PMFG, Inc.	$(38,384)	$(2,080)	$(976)

BASIC AND DILUTED LOSS PER SHARE	$(1.82)	$(0.10)	$(0.05)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Net loss, net of tax	$(38,318)	$(1,488)	$(1,038)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,385	(76)	(564)

Comprehensive loss	(36,933)	(1,564)	(1,602)
Net income (loss) attributable to noncontrolling interest, net of tax	66	592	(62)
Other comprehensive income (loss):
Foreign currency translation adjustment	(32)	15	18

Comprehensive income (loss) attributable to noncontrolling interests	34	607	(44)

Comprehensive loss attributable to PMFG, Inc.	$(36,967)	$(2,171)	$(1,558)

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

				Retained	Accumulated	Total
			Additional	Earnings	Other	PMFG, Inc.’s	Non
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at July 2, 2011	17,597	$176	$48,657	$36,170	$(1,331)	$83,672	$1,369	$85,041
Net loss				(976)		(976)	(62)	(1,038)
Foreign currency translation adjustment					(582)	(582)	18	(564)
Restricted stock grants	74	1	3,070			3,071		3,071
Stock options exercised	8	—	31			31		31
Warrants exercised	105	1	(1)			—		—
Issuance of common stock	2,990	30	44,273			44,303		44,303
Income tax benefit related to stock options exercised			42			42		42

Balance at June 30, 2012	20,774	$208	$96,072	$35,194	$(1,913)	$129,561	$1,325	$130,886

Net earnings (loss)				(2,080)		(2,080)	592	(1,488)
Foreign currency translation adjustment					(91)	(91)	15	(76)
Restricted stock grants	143	1	510			511		511
Stock options exercised	6	—	19			19		19
Income tax benefit related to stock options exercised			34			34		34
Equity contribution from noncontrolling interest in subsidiary							2,000	2,000
Other	43	1	(1)			—		—

Balance at June 29, 2013	20,966	$210	$96,634	$33,114	$(2,004)	$127,954	$3,932	$131,886

Net earnings (loss)				(38,384)		(38,384)	66	(38,318)
Foreign currency translation adjustment					1,417	1,417	(32)	1,385
Restricted stock grants	134	1	899			900		900
Stock options exercised	3	—	12			12		12
Equity contribution from noncontrolling interest in subsidiary							1,607	1,607
Other	(40)					—		—

Balance at June 28, 2014	21,063	$211	$97,545	$(5,270)	$(587)	$91,899	$5,573	$97,472

See accompanying notes to consolidated financial statements

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(38,318)	$(1,488)	$(1,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,582	2,682	3,062
Loss on impairment of intangibles	26,631	3,525	—
Stock-based compensation	900	511	3,071
Excess tax benefit of stock-based compensation	—	(34)	(42)
Bad debt expense	57	1,184	247
Inventory valuation reserve	675	66	295
Provision for warranty expense	1,157	1,864	1,032
Change in fair value of interest rate swap	228	(160)	—
Loss on extinguishment of debt	—	291	347
Loss (gain) on sale of property	(325)	(74)	135
Foreign exchange loss (gain)	799	(135)	915
Deferred tax benefit	(1,944)	(1,158)	(572)
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(1,800)	8,750	(153)
Inventories	(4,916)	(71)	17
Costs and earnings in excess of billings on uncompleted contracts	(2,912)	(1,886)	4,748
Other assets	(1,600)	—	(323)
Accounts payable	4,622	(3,629)	(699)
Billings in excess of costs and earnings on uncompleted contracts	1,293	(5,497)	6,931
Commissions payable	659	326	(749)
Income taxes	1,263	2,727	(653)
Product warranties	(1,071)	(2,238)	(1,075)
Accrued liabilities and other	2,397	(121)	79

Net cash provided by (used in) operating activities:	(9,623)	5,435	15,575
Cash flow from investing activities:
Decrease (increase) in restricted cash	(9,563)	2,821	(1,416)
Business acquisitions, net of cash acquired	(8,891)	(1,296)	(2,487)
Purchases of property and equipment	(9,997)	(16,127)	(3,386)
Advance payment of license agreement	—	—	(578)
Net proceeds from sale of property	521	135	906
Payments of deferred consideration	(37)	—	(57)

Net cash used in investing activities	(27,967)	(14,467)	(7,018)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	44,303
Net proceeds from short-term debt	1,608	—	—
Net proceeds from long-term debt	9,175	8,719	—
Payment of debt	(1,337)	—	(12,571)
Payment of debt issuance costs	—	(963)	(93)
Equity contribution from noncontrolling interest	1,607	2,000	—
Proceeds from exercise of stock options	12	19	31
Excess tax benefits from stock-based payment arrangements	—	34	42

Net cash provided by in financing activities	11,065	9,809	31,712

Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(Amounts in thousands)

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Effect of exchange rate changes on cash and cash equivalents	779	(43)	(888)

Net increase (decrease) in cash and cash equivalents	(25,746)	734	39,381
Cash and cash equivalents at beginning of year	53,020	52,286	12,905

Cash and cash equivalents at end of year	$27,274	$53,020	$52,286

Supplemental information on cash flow:
Income taxes received, net of payments	(174)	$(1,263)	$—
Interest paid, net of capitalized interest of $0.3 million, $0.2 million and $0.0 million at June 28, 2014, June 29, 2013 and June 30, 2012, respectively	836	459	943

During fiscal 2012, holders of warrants exercised 482,188 warrants for 105,403 shares of the Company’s common stock in cashless exercises.

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

The $8.9 million, presented as an investing activity from the business acquisition in fiscal 2014, represents the purchase consideration for CCA. Additional cash consideration will be paid if the Company recognizes revenue from certain customer projects specified in the purchase agreement. The contingent payment is 5% of the aggregate revenue recognized by the Company in connection with the specified projects. The allocation of consideration paid for the acquisition includes $0.6 million of liabilities related to this contingent consideration which are reported in current liabilities.

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PMFG, Inc. (the “Company” or “PMFG”) is a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The Company primarily serves the markets for natural gas infrastructure, power generation and refining and petrochemical processing. With the recent acquisition of substantially all of the assets of Combustion Components Associates, Inc. (“CCA”), the Company expanded the markets it serves to include industrial and utility industries. The Company offers a broad range of separation and filtration products, selective catalytic reduction (“SCR”) systems, selective non-Catalytic reduction (“SNCR”) systems, low emissions burner and related combustion systems and other complementary products including heat transfer equipment, pulsation dampeners and silencers. The Company’s separation and filtration products remove contaminants from gases and liquids, resulting in improved efficiency, reduced maintenance and extended life of energy infrastructure. The Company’s SCR systems convert nitrogen oxide, or NOx, into nitrogen and water, reducing air pollution and helping the Company’s power and industrial customers comply with environmental regulations. The Company’s primary customers include original equipment manufacturers, engineering contractors, commercial and industrial companies and operators of power facilities. The Company has two reporting segments: Process Products and Environmental Systems. The Process Products segment includes separation and filtration, silencing and heat exchanger products and complementary products and services. The primary product of the Company’s Environmental Systems segment is SCR systems. The Company’s products are manufactured within company-owned facilities located in Texas and China, as well as through global subcontractor agreements.

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

The Company’s fiscal year end is the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year. In a 52-week fiscal year, each of the Company’s quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53-week fiscal year, three of the Company’s quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks. References to “fiscal 2014”, “fiscal 2013” and “fiscal 2012” refer to the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances, including restricted cash, held within and outside the United States are as follows (in thousands):

	June 28,	June 29,
	2014	2013
Domestic	$19,351	$38,224
International	23,493	19,825

	$42,844	$58,049

The Company maintains cash balances in bank accounts that exceed Federal Deposit Insurance Corporation insured limits. As of June 28, 2014, cash held in the United States exceeded federally insured limits by $9.1 million. As of June 28, 2014 and June 29, 2013, the Company had $23.5 million and $19.8 million, respectively, in financial institutions outside the United Sates. The Company has not experienced any losses related to these cash concentrations.

The Company had restricted cash balances of $15.6 million and $5.0 million as of June 28, 2014 and June 29, 2013, respectively. Foreign restricted cash balances were $5.6 million and $4.7 million as of June 28, 2014 and June 29, 2013, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the ordinary course of business and to secure the term loans and letters of credit as a result of the amendment to the Credit Agreement.

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

The Company had $0.5 million and $0.7 million of retention receivables included in accounts receivable – trade at June 28, 2014 and June 29, 2013, respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Changes in the Company’s allowance for doubtful accounts in the last two fiscal years are as follows (in thousands):

	Fiscal	Fiscal
	2014	2013
Balance at beginning of year	$300	$650
Bad debt expense	57	1,184
Accounts written off	(167)	(1,534)
Provision for bad debt assumed with acquisition	26	—

Balance at end of year	$216	$300

Inventories

The Company values its inventories using the lower of weighted average cost or market. The Company regularly reviews the value of inventories on hand, and records a provision for obsolete and slow-moving inventories based on historical usage and estimated future usage. In assessing the ultimate realization of its inventories, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The Company estimates the carrying amount of its debt at June 28, 2014 approximates fair value, as the Company’s debt bears interest at floating rates.

Revenue Recognition

The Company recognizes revenue, net of sales taxes, from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The Company provides certain products under long-term, generally fixed-priced, contracts that may extend over multiple financial periods, where revenue and cost of sales are recognized in accordance with accounting rules relating to construction-type and production-type contracts. Amounts recognized in revenue are calculated using the percentage of cost completed (i.e., cumulative cost incurred to date in comparison to the estimated total cost at completion). This method requires the Company to make estimates regarding the total costs of the project at completion, which impacts the amount of gross margin the Company recognizes in each reporting period. Changes in estimated total costs are reflected in the computation of percentage-of-completion when such changes are identified and can be reasonably estimated. Change orders affecting the contract amount are considered only after receipt of a legally binding agreement. Incremental costs related to change orders are included in the estimate of total costs upon the earlier of

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

receipt of the change order or the Company’s committed purchase obligation. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract. Approximately 80% of the Company’s revenue is accounted for using the percentage-of-completion accounting method.

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

We typically bill our customers upon the occurrence of project milestones. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.

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

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis. Amortization of debt issuance costs included in interest expense was $0.3 million, $0.2 million and $0.3 million in fiscal 2014, 2013 and 2012, respectively. In addition, a loss on early extinguishment of debt of $0.3 million and $0.3 million was recognized in fiscal 2013 and 2012, respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the vesting period.

Shipping and Handling Costs

Shipping and handling fees billed to customers are reported as revenue. Shipping and handling costs incurred are reported as cost of goods sold. Shipping and handling costs included in cost of goods sold were $1.7 million in fiscal 2014 and $1.4 million for each of the fiscal 2013 and 2012.

Advertising Costs

Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred. Advertising costs were approximately $0.1 million in fiscal 2014 and $0.2 million for each of the fiscal 2013 and 2012.

Design, Research and Development

Design, research and development costs are charged to operating expenses under the engineering and project management category in the period incurred. Design, research and development costs were approximately $1.1 million, $0.7 million and $0.6 million in fiscal 2014, 2013 and 2012, respectively.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Foreign Currency

All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange. Consolidated Statements of Operations items are translated at the weighted average exchange rates for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012. The resulting translation adjustments are recorded directly to accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Consolidated Statements of Operations.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we plan to adopt the new guidance beginning in fiscal 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. Management is assessing the expected impact of this new guidance on our consolidated financial statements.

In July 2013, the FASB issued an Accounting Standards Update for “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The standard will be effective for the Company in the first quarter of fiscal 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE C. ACQUISITIONS

On March 28, 2014, the Company acquired substantially all of the assets of Combustion Components Associates, Inc. (“CCA”), a leading provider of in-furnace and post-combustion control technologies. CCA technology is used to improve efficiency and reduce emissions at utility power plants, pulp and paper mills, chemical plants, oil refineries and other industrial facilities. The purchase price was approximately $8.9 million in cash plus performance-based contingent payments. Additional cash consideration will be paid if the Company recognizes revenue from certain customer projects specified in the purchase agreement. The contingent payment is 5% of the aggregate revenue recognized by the Company in connection with the specified projects. The allocation of consideration paid for the acquisition includes $0.6 million of liabilities related to this contingent consideration which are reported in current liabilities.

The Company funded the purchase of CCA with cash on hand. The assets acquired and liabilities assumed, including an allocation of purchase price, have been included in the Consolidated Balance Sheet as of June 28, 2014. The financial results of the acquisition are included in the Environmental Systems segment. Revenue of $4.3 million from CCA is included in the Consolidated Statements of Operations in fiscal 2014.

The following table summarizes the consideration paid for the CCA acquisition and presents the final allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date. This allocation requires the significant use of estimates and is based on the information that was available to management at the time these consolidated financial statements were prepared.

Current assets	$2,444
Property, plant and equipment	325
Identifiable intangible assets	2,760
Goodwill	5,951

Total assets acquired	11,480
Current liabilities	(2,589)

Net assets acquired	$8,891

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company determined the purchase price allocation for the acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The fair value of the receivables acquired was $2.0 million.

Acquired intangible assets of $2.8 million consisted of $0.1 million for customer projects currently in backlog, $0.9 million of customer relationships, $0.5 million of trade names and $1.3 million of design guidelines. The amortization period for these intangible assets ranges from 6 months to 10 years. Amortization expense related to these intangible assets was $0.1 million for the fiscal 2014.

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

	(Unaudited)
	Fiscal 2014	Fiscal 2013
Revenue	$140,250	$145,992
Net loss	(37,180)	(1,037)
Net loss attributable to PMFG, Inc.	(37,248)	(1,629)
Basic loss per common share	(1.77)	(0.08)
Diluted loss per common share	(1.77)	(0.08)

The pro forma combined results for fiscal 2014 and 2013 have been prepared by adjusting the Company’s historical results to include the acquisition as if it occurred on July 1, 2012. These pro forma combined historical results were then adjusted for an increase in amortization expense due to the incremental intangible assets recorded related to the acquisition. The pro forma results of operations also include adjustments to reflect the impact of $0.7 million of acquisition related costs as of July 1, 2012. The pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the acquisition. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

The Company recognized approximately $576,000 of acquisition-related costs that were expensed in fiscal 2014. These acquisition costs are included in general and administrative expenses in the Consolidated Statements of Operations for fiscal 2014.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE D. INVENTORIES

Principal components of inventories are as follows (in thousands):

	June 28,	June 29,
	2014	2013
Raw materials	$6,250	$3,729
Work in progress	4,840	2,516
Finished goods	580	493

	11,670	6,738
Reserve for obsolete and slow-moving inventories	(837)	(250)

	$10,833	$6,488

NOTE E. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	June 28,	June 29,
	2014	2013
Buildings and improvements	$26,206	$5,448
Equipment	12,035	12,059
Furniture and fixtures	5,772	5,757

	44,013	23,264
Less accumulated depreciation	(17,581)	(17,083)

	26,432	6,181
Construction in progress	582	14,972
Land	4,619	2,878

	$31,633	$24,031

Depreciation expense for property, plant and equipment for the fiscal 2014, 2013 and 2012 totaled $1.8 million, $1.7 million and $1.7 million, respectively. The amount of depreciation allocated to cost of goods sold was $0.8 million for fiscal 2014 and $0.7 million for each of the fiscal 2013 and 2012.

In the first quarter of fiscal 2014, the Company sold the property, plant and equipment at a former production facility in Denton, Texas. The facility had a carrying value of $0.2 million and the disposal resulted in proceeds of $0.5 million. The Company recorded a gain on disposal of $0.3 million which is included in cost of goods sold in the Consolidated Statement of Operations for fiscal 2014.

NOTE F. GOODWILL AND OTHER INTANGIBLE ASSETS

The reporting units used in assessing goodwill are the same as the Company’s reportable segments, Process Products and Environmental Systems. The goodwill acquired with the purchase of CCA is allocated and assessed at the Environmental Systems segment, and the remaining goodwill is assessed at the Process Products segment.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill

The following table shows the activity and balances related to goodwill from June 30, 2012 through June 28, 2014 (in thousands):

	Environmental	Process
	Systems	Products	Total
Balance as of June 30, 2012	$—	$30,429	$30,429
Goodwill acquired	—	—	—
Goodwill impaired	—	—	—

Balance as of June 29, 2013	—	30,429	30,429
Goodwill acquired	5,951	—	5,951
Goodwill impaired	—	(20,304)	(20,304)

Balance as of June 28, 2014	$5,951	$10,125	$16,076

Recent financial performance of the Process Products reporting segment has not met Management’s expectations and anticipated future cash flows have greater risks and uncertainties with regard to the timing and trajectory, resulting in an impairment charge of $20.3 million to goodwill and $6.3 million in intangible assets with indefinite lives in fiscal 2014. The impairment charge is included in the Consolidated Statement of Operations as a loss on impairment of goodwill and loss on impairment of intangibles.

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted
	Average				Accumulated		Accumulated
	Remaining	Gross Value		Gross Value	Amortization		Amortization	Net
	Useful Life	at Beginning		at End	at Beginning	Amortization	at End	Book
	(Years)	of Year	Adjustments	of Year	of Year	expense	of Year	Value
Fiscal 2014
Design guidelines	Indefinite	$6,940	$(2,880)	$4,060	$—	$—	$—	$4,060
Customer relationships	7	7,940	900	8,840	(3,429)	(683)	(4,112)	4,728
Trade names	Indefinite	4,729	(1,647)	3,082	—		—	3,082
Licensing agreements	0	2,199	—	2,199	(2,199)	—	(2,199)	—
Acquired backlog	0	6,801	60	6,861	(6,801)	(60)	(6,861)	—

		$28,609	$(3,567)	$25,042	$(12,429)	$(743)	$(13,172)	$11,870

Fiscal 2013
Design guidelines	Indefinite	$6,940	$—	$6,940	$—	$—	$—	$6,940
Customer relationships	8	7,940	—	7,940	(2,769)	(660)	(3,429)	4,511
Trade names	Indefinite	4,729	—	4,729	—	—	—	4,729
Licensing agreements	0	2,199	—	2,199	(1,833)	(366)	(2,199)	—
Acquired backlog	0	6,801	—	6,801	(6,801)	—	(6,801)	—

		$28,609	$—	$28,609	$(11,403)	$(1,026)	$(12,429)	$16,180

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal 2014 adjustments include additional intangibles of $2.8 million from the CCA acquisition less $6.3 million of intangibles impaired.

Amortization expense of $0.7 million, $1.0 million, and $1.3 million was recorded to the Consolidated Statements of Operations for the fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, 2013 and 2012, amortization expense allocated to general and administrative expense were $0.7 million, $1.0 million and $1.0 million, respectively. The estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2015	$675
2016	600
2017	599
2018	594
2019	594

NOTE G. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	June 28,	June 29,
	2014	2013
Accrued compensation	$2,735	$2,393
Accrued services	3,839	1,819
Accrued start-up and commissioning expense	—	230
Subsidiary short-term debt	1,608	—
Deferred consideration	567	36
Other	961	908

	$9,710	$5,386

In July 2013, the Company obtained short-term financing from Bank of China Limited. The financing provides for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%. Interest is payable quarterly. Subsequent to June 28, 2014, all amounts were repaid with cash on hand.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	June 28,	June 29,
	2014	2013
Costs incurred on uncompleted contracts and estimated earnings	$97,551	$70,389
Less billings to date	(86,545)	(60,122)

	$11,006	$10,267

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	June 28,	June 29,
	2014	2013
Costs and earnings in excess of billings on uncompleted contracts	$19,854	$16,544
Billings in excess of costs and earnings on uncompleted contracts	(8,848)	(6,277)

	$11,006	$10,267

NOTE I. LONG-TERM DEBT

Outstanding long-term obligations are as follows (in thousands):

		June 29,	June 29,
	Maturities	2014	2013
Term loan A	2019	$981	$604
Term loan B	2022	9,466	8,115
Subsidiary loan	2017	6,110	—

Total long-term debt		16,557	8,719
Less current maturites		(2,408)	—

Total long-term debt, net of current portion		$14,149	$8,719

The maturities on long-term debt are as follows:

Fiscal Year
2015	$2,408
2016	2,510
2017	2,741
2018	2,305
2019	1,236
Thereafter	5,357

Total long-term debt	$16,557

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At June 28, 2014, there were no outstanding borrowings and approximately $6.4 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $1.1 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

Beginning June 30, 2014, the Company is required to make principal payments at the end of each calendar quarter on the term loans. The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans.

Interest on all loans must generally be paid quarterly. Interest rates on term loans use floating rates plus  1⁄2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters. The rate at June 28, 2014 was 2.9%.

At June 28, 2014, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles.

Under the Credit Agreement, as amended, capital expenditures are limited to (a) those made in connection with the new manufacturing facility in Denton, Texas; (b) those made in connection with the new manufacturing facility in China, not to exceed $13.0 million; and (c) $3.0 million of other capital expenditures in any fiscal year plus any amounts below $3.0 million of expenditures from the immediately preceding fiscal year. The Credit Agreement also contains other covenants, including restrictions on additional debt, dividends, capital expenditures, acquisitions and dispositions. In fiscal 2014, the Company obtained an amendment to the Credit Agreement. Pursuant to the amendment, if the Debt Service Coverage Ratio (“DSC”) is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014. The Company may withdraw the cash in the collateral account when it achieves a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

deficiency then exists. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA, as defined in the Credit Agreement, less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing 12 month basis. As of June 28, 2014 the Company’s DSC ratio was below 1.50 to 1.00.

In July 2013, the Company’s subsidiary in China entered into a loan agreement with Bank of China Limited. The loan agreement provides for a loan commitment of ¥45.0 million ($7.2 million) to fund the construction of a manufacturing facility in Zhenjiang, China. The loan is secured by PCMC’s property, plant and equipment. The loan matures on September 30, 2018. At June 28, 2014, there was an outstanding borrowing of ¥38.0 million ($6.1 million). Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan which will be paid using cash on hand in China. Interest rates use floating rates as established by The People’s Bank of China. The rate at June 28, 2014 was 7.0%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At June 28, 2014, PCMC was in compliance with all of its debt covenants. PCMC had bank guarantees of $0.8 million and $0.6 million at June 28, 2014 and June 29, 2013, respectively, secured by $0.8 million and $0.6 million of restricted cash balances.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($10.2 million) at June 28, 2014 and £6.0 million ($9.1 million) at June 29, 2013. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.8 million ($3.0 million) at June 28, 2014 and £2.1 million ($3.2 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 28, 2014, there was £4.6 million ($7.9 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was £4.4 million ($6.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.6 million) at June 28, 2014 and €4.8 million ($6.2 million) at June 29, 2013. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.9 million ($1.2 million) at June 28, 2014 and €0.7 million ($0.9 million) at June 29, 2013, which is recorded as restricted cash on the Consolidated Balance Sheets. At June 28, 2014, there was €2.8 million ($3.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 29, 2013, there was €2.7 million ($3.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $1.5 million and $0.6 million at June 28, 2014 and June 29, 2013, respectively. These guarantees are secured with a cash deposit of $0.6 million and a protective letter of credit issued by the Company to Citibank.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A rollforward of the product warranty is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Balance at beginning of period	$2,241	$2,615	$2,575
Provision for warranty expense	1,157	1,864	1,032
Warranty charges	(1,071)	(2,238)	(992)
Provision for warranty expense assumed with acquisition	200	—	—

Balance at end of period	$2,527	$2,241	$2,615

NOTE K. COMMITMENTS AND CONTINGENCIES

The Company leases office space, office equipment and other personal property under operating leases expiring at various dates. Management expects that, in the ordinary course of business, leases that expire will be renewed or replaced by other leases. The Company recognizes escalating lease payments on a straight-line basis, with the difference between lease expense and actual payments made recorded as deferred rent. Total rent expense incurred under operating leases was $1.2 million, $1.3 million and $1.1 million for fiscal 2014, 2013 and 2012, respectively.

At June 28, 2014, future minimum rental payments under all operating leases are as follows (in thousands):

Total
Fiscal Year	Amount
2015	$1,871
2016	1,782
2017	917
2018	301
2019	281
Thereafter	68

$5,220

Litigation

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

NOTE L. COMMON STOCK

In February 2012, the Company completed a public offering of common stock, which resulted in the sale of 2,990,000 shares of common stock, par value $0.01 per share, at a price of $16.00 per share. Net proceeds of $44.3 million from the offering after deducting underwriting discounts, commissions and estimated offering expenses were recorded to common stock and additional paid-in capital.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE M. STOCK-BASED COMPENSATION

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

Restricted Stock

Under the 2007 Plan, restricted stock awards are subject to a risk of forfeiture until the awards vest. The stock granted to the members of the Board vested upon grant, therefore the fair value amount is recognized as expense at the time of grant. The compensation expense for the restricted stock awards granted to officers and other employees in fiscal 2014 is recognized over a three-year vesting period, whereas the awards granted to such persons in fiscal 2013 are recognized over a four-year vesting period. The compensation expense is based on the fair value of the awards on the grant date, net of forfeitures.

In July 2013, the Company also awarded restricted stock units (“RSUs”), which are subject to both service and performance conditions, to some of the officers of the Company. The fair value of the RSUs is based on the probability of the performance condition being achieved on the date of grant. The actual number of shares that are eligible to vest is determined based on the Company’s performance during the performance period, which is a year from the date of grant, against established metrics and could range from 0% to 200% of the number of units originally granted. The RSUs that are issuable based on the one year performance period cliff vest on the third anniversary of the grant date, subject to the continued employment of the grantee. The Company recognizes compensation expense for the RSUs based upon management’s determination of the potential likelihood of achievement of the performance conditions at each reporting date in fiscal 2014, net of estimated forfeitures.

A summary of the restricted stock award activity under the plans for fiscal 2014, 2013 and 2012 is as follows (in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	80,345	$8.10	—	$—	151,153	$13.63
New Grants	162,392	7.26	146,377	8.10	74,438	21.24
Vested	(40,434)	7.69	(62,782)	8.10	(224,441)	16.16
Forfeited	(28,437)	7.73	(3,250)	8.10	(1,150)	12.65

Balance at end of period	173,866	$7.54	80,345	$8.10	—	$—

Stock compensation expense recognized in fiscal 2014, 2013 and 2012 was $0.9 million, $0.5 million and $3.1 million, respectively. In October 2011, a stockholder reported an increase in its beneficial ownership to approximately 69% of the Company’s common stock, in a filing with the Securities and Exchange Commission. This change in beneficial ownership constituted a change in control as defined in the Company’s 2007 Plan, resulting in the acceleration of vesting of approximately 146,000 unvested stock awards. The acceleration of vesting resulted in a charge of $2.1 million during fiscal 2012, which was recorded consistent with the employee’s compensation expense. As of June 28, 2014, unvested restricted stocks had a weighted average remaining term of 1.1 years and the unrecognized compensation costs totaled $1.2 million.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

The Company previously utilized stock options as compensation for employees and directors. No stock options were granted in fiscal 2014, 2013 or 2012.

A summary of the option activity under the Company’s stock-based compensation plans for fiscal 2014, 2013 and 2012 is as follows (in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	37,200	$4.73	43,200	$4.32	55,200	$4.19
Exercised	(3,000)	3.63	(6,000)	3.16	(8,000)	6.11
Forfeited after vesting	—	—	—	—	(4,000)	3.40

Balance at end of year	34,200	$4.58	37,200	$4.73	43,200	$4.32

Exercisable at end of year	34,200	$4.58	37,200	$4.73	43,200	$4.32

Options outstanding and exercisable at June 28, 2014 had a weighted average remaining term of 1.07 years and an aggregate intrinsic value of $13,000 based upon the closing price of the Company’s common stock on June 28, 2014. Options outstanding and exercisable at June 29, 2013 had a weighted average remaining term of 2.07 years and an aggregate intrinsic value of $0.1 million based upon the closing price of the Company’s common stock on June 29, 2013.

NOTE N. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table summarizes the various interest rate agreements in effect as of June 28, 2014 (in thousands):

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

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Assets		Derivative Liabilities
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest rate swap contracts	$—	$160	$(68)	$—

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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value as of June 28, 2014	Level 1	Level 2	Level 3
Liabilities - Interest rate swap contracts	$(68)	$—	$(68)	$—

	Fair Value as of June 29, 2013	Level 1	Level 2	Level 3
Asset - Interest rate swap contracts	$160	$—	$160	$—

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

NOTE O. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for eligible employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board. The Company’s contribution expense was $0.6 million for each of the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012.

NOTE P. INCOME TAXES

The Company’s earnings (loss) before income taxes are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
United States	$(35,595)	$(2,928)	$(4,383)
International	(4,000)	2,911	2,340

	$(39,595)	$(17)	$(2,043)

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows (in thousands):

	June 28,	June 29,
	2014	2013
Deferred tax assets
Inventories	$311	$90
Accrued liabilities	880	805
Accounts receivable	35	97
Net operating loss carry-forwards	4,930	1,592
Stock based compensation	123	72
Foreign tax credit	40	85
Deferred rent	67	76
Research and development credits	1,731	1,724
Other	31	1
Valuation allowance	(5,574)	(1,265)

	$2,574	$3,277
Deferred tax liabilities
Property, plant and equipment	$(901)	$(864)
Intangible assets	(3,253)	(5,829)
Percentage of completion	(279)	—
Other	(28)	(415)

	(4,461)	(7,108)

Net deferred tax liability	$(1,887)	$(3,831)

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows (in thousands):

	June 28,	June 29,
	2014	2013
Current deferred tax asset, net	$173	$304
Non-current deferred tax liability, net	(2,060)	(4,135)

	$(1,887)	$(3,831)

The expense for income taxes consists of the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Current tax (expense) benefit
Federal	$(189)	$(1,471)	$1,017
State	(51)	(76)	(69)
Foreign	(427)	(1,082)	(584)

	(667)	(2,629)	364
Deferred tax benefit
Federal	2,166	1,166	576
State	(8)	(5)	(5)
Foreign	(214)	(3)	70

	1,944	1,158	641

	$1,277	$(1,471)	$1,005

The income tax expense varies from the federal statutory rate due to the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Income tax expense at federal statutory rate	$13,462	$6	$695
Decrease (increase) in income tax expense resulting from:
State tax, net of federal benefit	(34)	(52)	(45)
Effect of lower tax rate on foreign income	(679)	163	305
Domestic Production and other permanent items	(494)	(135)	(157)
Research and development expenditure credits	150	539	260
Changes in uncertain tax positions	91	(787)	(53)
Other	(35)	60	—
Goodwill impairment	(6,903)	—	—
Valuation allowance	(4,281)	(1,265)	—

Income tax (expense) benefit	$1,277	$(1,471)	$1,005

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Beginning balance	$1,447	$660	$618
Additions for tax positions of current year	34	193	—
Additions for tax positions of prior years	—	865	42
Settlements	(125)	(271)	—

Ending balance	$1,356	$1,447	$660

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

As of June 28, 2014, the Company had $8.4 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income expiring through 2034, $0.7 million of New York state NOL carryforwards expiring through 2034, $0.7 million of Canadian NOL carryforwards expiring in 2033, and a $6.7 million United Kingdom NOL carryforward that has no expiration. The Company has a $0.2 million tax credit available to offset Texas margin tax expiring in 2028. The Company also has $1.7 million of United States federal research and development income tax credits and approximately $40,000 of foreign tax credits that have expirations between 2020 and 2023.

The Company records a valuation allowance to the extent it is more likely than not deferred tax assets will not be recovered. The Company has a valuation allowance of $5.6 million and $1.3 million as of June 28, 2014 and June 29, 2013, respectively against deferred income tax assets. The valuation allowance is established for net operating loss carryforwards in the United States, Canada, and the United Kingdom.

U.S. income and foreign withholding taxes have not been recognized for financial reporting purposes on the excess of the book basis over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The Company has available net operating losses in the United States that exceed the total unremitted earnings in all foreign jurisdictions combined. The accumulated earnings and profits, which is the extent to which any remittance could be classified as a dividend, is $6.8 million as of June 28, 2014.

NOTE Q. EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options and warrants were exercised into common stock. Restricted stock is considered a participating security and is included in the computation of basic earnings per share as if vested. The following table sets forth the computation for basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts).

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Net loss attributable to PMFG, Inc. common shareholders	$(38,384)	$(2,080)	$(976)
Basic weighted average common shares outstanding	21,086	20,930	18,810
Effect of dilutive options and restricted stock	—	—	—

Diluted weighted average common shares outstanding	21,086	20,930	18,810

Basic and diluted loss per share	$(1.82)	$(0.10)	$(0.05)

Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method. In fiscal 2014, 65,937 restricted stock units with performance and service based restrictions were omitted from the calculation of dilutive securities because they were anti-dilutive. Options to acquire 34,200, 37,200 and 19,380 shares of common stock equivalents were omitted from the calculation of dilutive securities for fiscal 2014, fiscal 2013 and fiscal 2012, respectively, because they were anti-dilutive. Warrants to acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for fiscal 2014, fiscal 2013 and fiscal 2012 because they were anti-dilutive.

NOTE R. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Process Products and Environmental Systems. The Process Products segment produces various types of separation and filtration equipment used for removing liquids and solids from gases and air. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion nitrogen oxide (NOx) control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include Selective Catalytic Reduction (“SCR”) systems and Selective Non-Catalytic Reduction (“SNCR”) systems. The financial results of the CCA acquisition were included in the Environmental Systems segment.

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. During fiscal 2014, the Company recorded a loss on impairment of goodwill and other intangibles of $26.6 million to the Process Products segment. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented. Segment information and a reconciliation to operating profit for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 are presented below (in thousands):

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Revenue
Environmental	$31,675	$21,189	$17,171
Process Products	98,975	112,703	118,147

Consolidated	$130,650	$133,892	$135,318

Operating income (loss)
Environmental	$6,315	$4,035	$3,158
Process Products	(22,841)	19,006	16,711
Reconciling items	(20,714)	(22,223)	(19,394)

Consolidated	$(37,240)	$818	$475

Revenue from external customers based on the location of the customer is as follows for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 (in thousands):

Fiscal Year	United States	International	Consolidated
2014	$80,045	$50,605	$130,650
2013	70,986	62,906	133,892
2012	71,479	63,839	135,318

Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area as follows (in thousands):

Fiscal Year	United States	International	Consolidated
2014	$18,533	$13,100	$31,633
2013	16,415	7,616	24,031
2012	7,993	1,529	9,522

As of June 28, 2014, the Company’s subsidiary in China accounted for substantially all of the international long-lived assets.

For the fiscal 2014, fiscal 2013 or fiscal 2012, there were no sales to a single customer that accounted for 10% or more of the Company’s consolidated revenue.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE S. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent the quarterly consolidated financial data of the Company for fiscal 2014, 2013 and 2012 (in thousands, except per share amounts):

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$29,071	$29,613	$32,273	$39,693	$130,650
Gross profit	9,707	8,127	8,042	10,020	35,896
Operating expenses	11,367	9,704	11,659	40,405	73,135
Operating loss	(1,660)	(1,577)	(3,617)	(30,386)	(37,240)
Net loss	(1,570)	(2,925)	(3,764)	(30,059)	(38,318)
Basic and diluted loss per share	($0.07)	($0.14)	($0.18)	($1.42)	($1.82)

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$32,977	$31,452	$34,970	$34,493	$133,892
Gross profit	11,392	11,529	10,747	13,132	46,800
Operating expenses	10,932	10,669	9,725	14,656	45,982
Operating income (loss)	460	860	1,022	(1,524)	818
Net earnings (loss)	(6)	593	697	(2,772)	(1,488)
Basic and diluted earnings (loss) per share	($0.01)	$0.02	$0.03	($0.13)	($0.10)

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$29,088	$37,721	$35,498	$33,011	$135,318
Gross profit	8,708	12,476	10,146	9,905	41,235
Operating expenses	9,855	11,498	8,934	10,473	40,760
Operating income (loss)	(1,147)	978	1,212	(568)	475
Net earnings (loss)	(1,170)	42	1,013	(923)	(1,038)
Basic and diluted earnings (loss) per share	($0.07)	$0.00	$0.05	($0.04)	($0.05)

NOTE T. SUBSEQUENT EVENTS

Settlement of Stockholder Matter – On July 25, 2014, the Company entered into an agreement (the “Agreement”) with Cannell Capital LLC, Tristan Partners, L.P., Tristan Offshore Fund, Ltd., J. Carlo Cannell, Dilip Singh, Alfred John Knapp, Jr., Mark D. Stolper, John M. Climaco, Charles M. Gillman and Kenneth H. Shubin Stein (collectively, the “Group”) resolving matters related to the election of directors at the Company’s 2014 annual meeting of stockholders (the “2014 Annual Meeting”). The Group previously submitted a letter nominating Mr. Gillman and Dr. Shubin Stein for election to the Board at the 2014 Annual Meeting.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In accordance with the Agreement, on July 25, 2014, the Board appointed Mr. Gillman as a Class III director to fill an existing vacancy on the Board, the term of which will expire at the Company’s annual meeting of stockholders in 2015 (the “2015 Annual Meeting”). On the same date, the Board also increased the size of the Board from six to seven members and appointed Dr. Shubin Stein as a Class I director to fill the newly created vacancy, the term of which will expire at the Company’s annual meeting of stockholders in 2016 (the “2016 Annual Meeting”). Pursuant to the Agreement, the Company has agreed to nominate Mr. Gillman for reelection at the 2015 Annual Meeting and to nominate Dr. Shubin Stein for reelection at the 2016 Annual Meeting.

Concurrently, the Group agreed to withdraw its nominations with respect to the Annual Meeting and not to solicit proxies or make any other proposals at the Annual Meeting or initiate, encourage or participate in any withhold or similar campaign at the 2014 Annual Meeting. Further, the Group agreed to vote its shares of the Company’s common stock for the proposals that the Board recommends stockholders approve at the 2014 Annual Meeting. The Company agreed to reimburse the Group for up to $160,000 of its reasonable, documented out-of-pocket expenses incurred in connection with the matters related to the 2014 Annual Meeting and the negotiation and execution of the Agreement. In August 2014, the Company paid Spencer Capital Management $160,000 as reimbursement of such expenses. Dr. Shubin Stein is the Founder and Portfolio Manager of Spencer Capital Management.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2014. In making this assessment, management used the criteria described in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that internal control over financial reporting was effective as of June 28, 2014.

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

The information required by Item 10 with respect to our executive officers is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K and is incorporated herein by reference. The information required by Item 10 with respect to our directors and director nominees is incorporated herein by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information included under the caption “Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

The information required by Item 10 with respect to our Code of Conduct for Directors and Employees is incorporated herein by reference to the information included under the caption “Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. Our Code of Conduct for Directors and Employees is posted on our website at www.peerlessmfg.com in the Investor Relations section under “Corporate Governance” and is available in print to any stockholder who requests a copy. The code applies to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. If we make any substantive amendments to the code, or grant any waivers to the code for any of our executive officers or directors, we will disclose the amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the information included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the information included under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the information included under the captions “Executive Compensation — Certain Relationships and Related Transactions” and “Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

Exhibits:

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008 and incorporated herein by reference).

2.2	Share Purchase Agreement between Rainer Diekmann and Peerless Europe Ltd., dated as of November 4, 2011 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on November 8, 2011 and incorporated herein by reference).

2.3	Asset Purchase Agreement, dated March 18, 2014, by and among Combustion Components Associates, Inc., R. Gifford Broderick and Peerless Mfg. Co. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on May 9, 2013 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed by PMFG, Inc. on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.1	Credit Agreement, dated September 7, 2012, between PMFG, Inc. and Peerless Mfg. Co, Citibank N.A. and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 11, 2012 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated September 30, 2013, among PMFG, Inc., Peerless Mfg. Co., Citibank, N.A. and other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on October 3, 2013 and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement, dated May 7, 2014, among PMFG, Inc., the lenders party thereto and Citibank, N.A. as administrative agent for the lenders. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on May 9, 2014 and incorporated herein by reference).

10.4	Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.5	Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.6*	2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.7*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.8*	Amendment No. 1 to PMFG, Inc. 2007 Stock Incentive Plan, dated November 17, 2011 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 18, 2011 and incorporated herein by reference).

10.9*	Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Employees of PMFG, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 24, 2013 and incorporated herein by reference).

10.10*	Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on July 24, 2013 and incorporated herein by reference).

10.11*	Form of Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan for Employees of PMFG, Inc. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on July 24, 2013 and incorporated herein by reference).

10.12*	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-148577) filed by PMFG, Inc. on January 10, 2008 and incorporated herein by reference).

10.13	CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 12, 2010 and incorporated herein by reference).

10.14	Contract of Sale, dated September 14, 2011, between Peerless Mfg. Co. and SSAE Development, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 15, 2011 and incorporated herein by reference).

10.15	AIA Document A101-2007 Standard Contract for Construction, dated March 12, 2012, between Peerless Mfg. Co. and Schwob Building Company, Ltd. (filed as Exhibit 10.01 to the Current Report on Form 8-K filed by PMFG, Inc. on March 14, 2012 and incorporated herein by reference).

10.16*	Amended and Restated Employment Agreement, dated February 7, 2014, between PMFG, Inc., Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on February 7, 2014 and incorporated herein by reference).

10.17	Agreement, dated July 25, 2014, between PMFG, Inc. and Cannell Capital LLC, Tristan Partners, L.P., Tristan Offshore Fund, Ltd., J. Carlo Cannell, Dilip Singh, Alfred John Knapp, Jr., Mark D. Stolper, John M. Climaco, Charles M. Gillman and Kenneth H. Shubin Stein (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 25, 2014 and incorporated herein by reference).

21.1†	Subsidiaries of PMFG, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Indicates furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMFG, INC.

Date: September 10, 2014	/s/ Ronald L. McCrummen
Ronald L. McCrummen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 9, 2014.

/s/ Peter J. Burlage Peter J. Burlage	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald L. McCrummen Ronald L. McCrummen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles M. Gillman Charles M. Gillman	Director

/s/ Kenneth R. Hanks Kenneth R. Hanks	Director

/s/ Robert McCashin Robert McCashin	Director

/s/ R. Clayton Mulford R. Clayton Mulford	Director

/s/ Kenneth H. Shubin Stein Kenneth H. Shubin Stein	Director

/s/ Howard G. Westerman, Jr. Howard G. Westerman, Jr.	Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated April 7, 2008, by and among Peerless Mfg. Co., Nitram Energy, Inc. and the shareholders of Nitram Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on April 9, 2008 and incorporated herein by reference).

2.2	Share Purchase Agreement between Rainer Diekmann and Peerless Europe Ltd., dated as of November 4, 2011 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on November 8, 2011 and incorporated herein by reference).

2.3	Asset Purchase Agreement, dated March 18, 2014, by and among Combustion Components Associates, Inc., R. Gifford Broderick and Peerless Mfg. Co. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on May 9, 2013 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Annex A to the definitive proxy statement filed by PMFG, Inc. on April 21, 2010 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.1	Credit Agreement, dated September 7, 2012, between PMFG, Inc. and Peerless Mfg. Co, Citibank N.A. and other lenders a party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 11, 2012 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated September 30, 2013, among PMFG, Inc., Peerless Mfg. Co., Citibank, N.A. and other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on October 3, 2013 and incorporated herein by reference).

10.3	Second Amendment to Credit Agreement, dated May 7, 2014, among PMFG, Inc., the lenders party thereto and Citibank, N.A. as administrative agent for the lenders. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on May 9, 2014 and incorporated herein by reference).

10.4	Securities Purchase Agreement dated September 4, 2009, by and among PMFG, Inc. and certain accredited investors (filed as Exhibit 10.2 to the Current Report on form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

10.5	Form of Common Stock Purchase Warrant dated September 4, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 8, 2009 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.6*	2001 Stock Option and Restricted Stock Plan for Employees of Peerless Mfg. Co., as amended and restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2008 and incorporated herein by reference).

10.7*	PMFG, Inc. 2007 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.8*	Amendment No. 1 to PMFG, Inc. 2007 Stock Incentive Plan, dated November 17, 2011 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 18, 2011 and incorporated herein by reference).

10.9*	Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Employees of PMFG, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 24, 2013 and incorporated herein by reference).

10.10*	Form of Restricted Stock Award Agreement under the 2007 Stock Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on July 24, 2013 and incorporated herein by reference).

10.11*	Form of Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan for Employees of PMFG, Inc. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Peerless Mfg. Co. on July 24, 2013 and incorporated herein by reference).

10.12*

Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Registration Statement on

Form S-4 (File No. 333-148577) filed by PMFG, Inc. on January 10, 2008 and incorporated herein by reference).

10.13	CEFCO Process Manufacturing License Agreement, dated July 12, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 12, 2010 and incorporated herein by reference).

10.14	Contract of Sale, dated September 14, 2011, between Peerless Mfg. Co. and SSAE Development, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on September 15, 2011 and incorporated herein by reference).

10.15	AIA Document A101-2007 Standard Contract for Construction, dated March 12, 2012, between Peerless Mfg. Co. and Schwob Building Company, Ltd. (filed as Exhibit 10.01 to the Current Report on Form 8-K filed by PMFG, Inc. on March 14, 2012 and incorporated herein by reference).

10.16*	Amended and Restated Employment Agreement, dated February 7, 2014, between PMFG, Inc., Peerless Mfg. Co. and Peter J. Burlage (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on February 7, 2014 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.17	Agreement, dated July 25, 2014, between PMFG, Inc. and Cannell Capital LLC, Tristan Partners, L.P., Tristan Offshore Fund, Ltd., J. Carlo Cannell, Dilip Singh, Alfred John Knapp, Jr., Mark D. Stolper, John M. Climaco, Charles M. Gillman and Kenneth H. Shubin Stein (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 25, 2014 and incorporated herein by reference).

21.1†	Subsidiaries of PMFG, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Indicates furnished herewith