Form 10-Q
period 2014-09-27
PMFG, Inc.
filed 2014-11-06
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

The number of shares of the registrant’s common stock outstanding on October 31, 2014, was 21,263,780.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended June 28, 2014. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 27, 2014	June 28, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,785	$27,274
Restricted cash	14,958	15,570
Accounts receivable - trade, net of allowance for doubtful accounts of $219 and $216 at September 27, 2014 and June 28, 2014	30,450	26,256
Inventories, net	11,282	10,833
Costs and earnings in excess of billings on uncompleted contracts	26,436	19,854
Deferred income taxes	477	477
Other current assets	5,084	4,570

Total current assets	112,472	104,834
Property, plant and equipment, net	32,504	31,633
Intangible assets, net	11,682	11,870
Goodwill	16,076	16,076
Deferred income taxes	2,096	2,097
Other assets	711	713

Total assets	$175,541	$167,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,214	$19,914
Current maturities of long-term debt	2,432	2,408
Billings in excess of costs and earnings on uncompleted contracts	11,683	8,848
Commissions payable	2,587	2,422
Income taxes payable	426	463
Deferred income taxes	297	304
Accrued product warranties	2,411	2,527
Customer deposits	3,383	3,129
Accrued liabilities and other	7,106	9,710

Total current liabilities	56,539	49,725

Long-term debt	14,017	14,149
Deferred income taxes	4,157	4,157
Other long-term liabilities	1,691	1,720

Commitments and contingencies

Stockholders’ equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 21,253,980 and 21,062,721 shares at September 27, 2014 and June 28, 2014, respectively	213	211
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at September 27, 2014 or June 28, 2014	—	—
Additional paid-in capital	98,051	97,545
Accumulated other comprehensive loss	(1,339)	(587)
Accumulated deficit	(3,354)	(5,270)

Total PMFG, Inc.’s stockholders’ equity	93,571	91,899
Noncontrolling interest	5,566	5,573

Total equity	99,137	97,472

Total liabilities and equity	$175,541	$167,223

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended
	September 27, 2014	September 28, 2013
	(unaudited)
Revenue	$45,259	$29,071
Cost of goods sold	30,425	19,364

Gross profit	14,834	9,707
Operating expenses:
Sales and marketing	3,881	3,513
Engineering and project management	3,366	2,526
General and administrative	5,457	5,328

	12,704	11,367

Operating income (loss)	2,130	(1,660)
Other income (expense):
Interest income	15	18
Interest expense	(331)	(438)
Foreign exchange gain (loss)	46	(203)
Other income	274	66

	4	(557)

Income (loss) before income taxes	2,134	(2,217)
Income tax benefit (expense)	(294)	647

Net income (loss)	$1,840	$(1,570)

Net income (loss) attributable to noncontrolling interest	$(76)	$11

Net income (loss) attributable to PMFG, Inc.	$1,916	$(1,581)

Weighted-average common shares outstanding:
Basic	21,231	21,077
Options outstanding	7	—
Restricted stock units	115	—

Diluted	21,353	21,077
Basic earnings (loss) per common share	$0.09	$(0.07)

Diluted earnings (loss) per common share	$0.09	$(0.07)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended
	September 27, 2014	September 28, 2013
	(unaudited)
Net income (loss)	$1,840	$(1,570)
Other comprehensive income:
Foreign currency translation adjustment	(683)	1,333

Other comprehensive income (loss)	(683)	1,333
Comprehensive income (loss)	1,157	(237)
Net income (loss) attributable to noncontrolling interest	(76)	11
Other comprehensive income:
Foreign currency translation adjustment	69	26

Comprehensive income (loss) attributable to noncontrolling interests	(7)	37

Comprehensive income (loss) attributable to PMFG, Inc.	$1,164	$(274)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non Controlling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
Balance at June 28, 2014	21,063	$211	$97,545	$(5,270)	$(587)	$91,899	$5,573	$97,472
Net income (loss)				1,916		1,916	(76)	1,840
Foreign currency translation adjustment					(752)	(752)	69	(683)
Stock-based compensation, net of forfeitures	191	2	506			508		508

Balance at September 27, 2014	21,254	$213	$98,051	$(3,354)	$(1,339)	$93,571	$5,566	$99,137

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	September 27, 2014	September 28, 2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,840	$(1,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	684	578
Stock-based compensation	508	464
Bad debt expense	50	—
Inventory valuation reserve	32	(71)
Provision for warranty expense	329	221
(Gain) loss on disposal of property	—	(348)
Foreign exchange (gain) loss	(46)	203
Change in fair value of interest rate swap	(65)	51
Changes in operating assets and liabilities:
Accounts receivable	(4,251)	1,237
Inventories	(488)	(925)
Costs and earnings in excess of billings on uncompleted contracts	(6,676)	(938)
Other assets	(545)	(1,057)
Accounts payable	6,285	2,532
Billings in excess of costs and earnings on uncompleted contracts	2,813	3,474
Commissions payable	165	268
Income taxes	(24)	204
Product warranties	(445)	(285)
Accrued liabilities and other	(1,105)	807

Net cash provided by (used in) operating activities:	(939)	4,845

Cash flows from investing activities:
(Increase) decrease in restricted cash	399	(584)
Purchases of property and equipment	(1,241)	(3,944)
Net proceeds from sale of property	3	521
Payments of deferred consideration	—	(22)

Net cash used in investing activities	(839)	(4,029)
Cash flows from financing activities:
Payment of debt	(1,808)	(533)
Proceeds from short-term debt	—	1,634
Proceeds from long-term debt	—	3,872
Equity contribution from noncontrolling interest	—	800

Net cash provided by (used in) financing activities	(1,808)	5,773

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Three months ended
	September 27, 2014	September 28, 2013
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	97	291

Net increase (decrease) in cash and cash equivalents	(3,489)	6,880
Cash and cash equivalents at beginning of period	27,274	53,020

Cash and cash equivalents at end of period	$23,785	$59,900

Supplemental information on cash flow:
Income taxes paid (received)	$13	$(653)
Interest paid	$324	$353

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of September 27, 2014 and for the three months ended September 27, 2014 and September 28, 2013 are unaudited and, in the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included and are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. References to “fiscal 2015” and “fiscal 2014” refer to fiscal years ended June 27, 2015 and June 28, 2014, respectively. The first quarter of fiscal 2015 and fiscal 2014 ended on September 27, 2014, and September 28, 2013, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances, including restricted cash, held within and outside the United States are as follows (in thousands):

	September 27, 2014	June 28, 2014
Domestic	$15,570	$19,351
International	23,173	23,493

	$38,743	$42,844

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of September 27, 2014 and June 28, 2014, cash held in the United States exceeded federally insured limits by $6.5 million and $9.1 million, respectively. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $15.0 million and $15.6 million as of September 27, 2014 and June 28, 2014, respectively. Foreign restricted cash balances were $5.0 million and $5.6 million as of September 27, 2014 and June 28, 2014, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the ordinary course of business and to secure the term loans and letters of credit as required under the terms of our existing Credit Agreement.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

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

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Three months ended
	September 27, 2014	September 28, 2013
Balance at beginning of period	$216	$300
Bad debt expense	50	—
Accounts written off	(47)	—

Balance at end of period	$219	$300

Inventories

The Company values its inventories using the lower of weighted average cost or market. The Company regularly reviews the value of inventories on hand and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. In assessing the ultimate realization of its inventory, the Company is required to make judgments as to future demand requirements. As actual future demand or market conditions may vary from those projected by the Company, adjustments to inventory valuations may be required.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

In September 2013, the Company exited its leased manufacturing and office facility in Zhenjiang, China. The property was leased from the noncontrolling interest owner of Peerless Propulsys. Early termination of the lease resulted in $0.2 million of expense included in costs of goods sold in the three months ended September 28, 2013.

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

September 27, 2014

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

September 27, 2014

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

At September 27, 2014, the Company had $16.5 million of operating loss carry forwards primarily in the United States and the United Kingdom. The portion attributable to the United States is available for carryover to future periods, subject to certain limitations and expiring beginning in fiscal 2034. The operating loss carryforward from the United Kingdom has no expiration. A valuation allowance of $5.6 million has been established to reduce the credits to the estimated future realization of the tax related benefit.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to PMFG, Inc. stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, restricted stock units and warrants granted using the treasury stock method. For the three months ended September 28, 2013, 77,460 restricted stock units with performance and service based restrictions were excluded from the calculation of dilutive securities because they were anti-dilutive. Options to acquire 37,200 shares of common stock were excluded from the calculation of dilutive securities for the three months ended September 28, 2013 because they were anti-dilutive. Warrants to acquire 839,063 shares of common stock were excluded from the calculation of dilutive securities for the three months ended September 28, 2013, because they were anti-dilutive. All warrants expired on September 4, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we plan to adopt the new guidance beginning in fiscal 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. Management is assessing the expected impact of this new guidance on our consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

2. INVENTORIES

Principal components of inventories are as follows (in thousands):

	September 27,	June 28,
	2014	2014
Raw materials	$8,135	6,250
Work in progress	3,502	4,840
Finished goods	514	580

	12,151	11,670
Reserve for obsolete and slow-moving inventory	(869)	(837)

	$11,282	$10,833

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	September 27,	June 28,
	2014	2014
Costs incurred on uncompleted contracts and estimated earnings	$91,426	$97,551
Less billings to date	(76,673)	(86,545)

	$14,753	$11,006

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	September 27,	June 28,
	2014	2014
Costs and earnings in excess of billings on uncompleted contracts	$26,436	$19,854
Billings in excess of costs and earnings on uncompleted contracts	(11,683)	(8,848)

	$14,753	$11,006

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill acquired with the purchase of Combustion Components Associates, Inc. (CCA) in fiscal 2014 is allocated to and assessed at the Environmental Systems segment, and the remaining goodwill is assessed at the Process Products segment.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

Goodwill

There were no changes in the carrying amount of goodwill for the three months ended September 27, 2014.

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Estimated Remaining Useful Life (Years)	Gross Value September 27, 2014	Accumulated Amortization	Net Book Value September 27, 2014	Gross Value June 28, 2014	Accumulated Amortization	Net Book Value June 28, 2014
Design guidelines	Indefinite	$4,060	$—	$4,060	$4,060	$—	$4,060
Customer relationships	7	8,840	(4,300)	$4,540	8,840	(4,112)	4,728
Trade names	Indefinite	3,082	—	$3,082	3,082	—	3,082

		$15,982	$(4,300)	$11,682	$15,982	$(4,112)	$11,870

Amortization expense on finite-lived intangible assets was $0.2 million for each of the three months ended September 27, 2014 and September 28, 2013. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year
2015	$675
2016	600
2017	599
2018	594
2019	594

5. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Three months ended
	September 27,	September 28,
	2014	2013
Balance at beginning of period	$2,527	$2,241
Provision for warranty expenses	329	221
Warranty charges	(445)	(285)

Balance at end of period	$2,411	$2,177

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

6. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	September 27,	June 28,
	2014	2014
Accrued compensation	$2,773	$2,735
Accrued services	3,268	3,839
Subsidiary short term debt	—	1,608
Deferred consideration	312	567
Other	753	961

	$7,106	$9,710

In July 2013, the Company obtained short-term financing from Bank of China Limited. The financing provided for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%, with interest payable quarterly. All amounts outstanding were paid with cash on hand in July 2014.

In fiscal 2014, the Company accrued $0.6 million of deferred consideration in connection with the CCA acquisition. The Company assessed the remaining liability to CCA as of September 27, 2014 and reduced the liability accordingly. The $0.3 million adjustment is included in other income and expense in the Consolidated Statement of Operations.

7. DEBT

Outstanding long-term debt obligations are as follows (in thousands):

		September 27,	June 28,
	Maturities	2014	2014
Term loan A	2019	$890	$981
Term loan B	2022	9,357	9,466
PCMC loan	2017	6,202	6,110

Total long-term debt		16,449	16,557
Less current maturities		(2,432)	(2,408)

Total long-term debt, net of current portion		$14,017	$14,149

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

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At September 27, 2014, there were no outstanding borrowings and approximately $6.6 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $1.3 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

The Company is required to make quarterly principal payments on the term loans. The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans. As of September 27, 2014, the remaining maturities on long-term debt are as follows:

Fiscal Year
2015	$2,232
2016	2,782
2017	2,676
2018	2,123
2019	1,204
Thereafter	5,432

$16,449

Interest on all loans must generally be paid quarterly. Interest rates on term loans use floating rates plus  1/2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters. The rate at September 27, 2014 was 2.9%

At September 27, 2014, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles.

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

In fiscal 2014, the Company obtained an amendment to the Credit Agreement. Pursuant to the amendment, if the Debt Service Coverage Ratio (“DSC”) is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014. The Company may withdraw the cash in the collateral account when it achieves a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base deficiency then exists. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA, as defined in the Credit Agreement, less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing 12 month basis. At September 27, 2014, the Company’s DSC ratio was below 1.50 to 1.00, requiring restricted cash of $10.0 million to be on deposit with Citibank, N.A.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

In July 2013, the Company’s subsidiary in China entered into a loan agreement with Bank of China Limited. The loan agreement provides for a loan commitment of ¥43.0 million ($7.2 million) to fund the construction of a manufacturing facility in Zhenjiang, China. The loan is secured by PCMC’s property, plant and equipment. The loan matures on December 20, 2017. At September 27, 2014, there was an outstanding borrowing of ¥38.0 million ($6.2 million). Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan which will be paid using cash on hand in China. Interest rates use floating rates as established by The People’s Bank of China. The rate at September 27, 2014 was 7.0%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At September 27, 2014, PCMC was in compliance with all of its debt covenants. PCMC had bank guarantees of $0.8 million and $0.8 million at September 27, 2014 and June 28, 2014, respectively, secured by $0.8 million and $0.8 million of restricted cash balances.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.7 million) at September 27, 2014 and £6.0 million ($10.2 million) at June 28, 2014. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.8 million ($2.9 million) at September 27, 2014 and £1.8 million ($3.0 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets. At September 27, 2014, there was £4.9 million ($8.0 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was £4.6 million ($7.9 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($6.1 million) at September 27, 2014 and €4.8 million ($6.6 million) at June 28, 2014. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.8 million ($1.0 million) at September 27, 2014 and €0.9 million ($1.2 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets. At September 27, 2014, there was €2.4 million ($3.0 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was €2.8 million ($3.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $1.1 million and $1.5 million at September 27, 2014 and June 28, 2014, respectively. At September 27, 2014 and June 28, 2014, these guarantees are secured with a cash deposit of $0.2 million and $0.6 million, respectively, and a protective letter of credit issued by the Company to Citibank.

8. COMMITMENTS AND CONTINGENCIES

Litigation

Under the contract for the Nitram acquisition, the Company had certain rights to indemnification from the selling stockholders for claims relating to breach of representations and certain other claims, including litigation costs and damages. In September 2014, the Company reached a final settlement with the Nitram selling shareholders to reimburse the Company for previously incurred warranty and environmental cleanup costs of approximately $0.8 million and resolve all outstanding matters. The Company recorded $0.4 million as an offset to cost of goods sold and the remainder was offset to general and administrative expense in the Consolidated Statement of Operations.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

9. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended September 27, 2014 and September 28, 2013 (in thousands, except share amounts):

	Three months ended
	September 27,		September 28,
	2014		2013
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock to directors	44,196	$240	40,430	$300
Restricted stock awards	148,563	807	101,410	752
Restricted stock units	96,363	523	77,460	575

The stock granted to the members of the Board of Directors vested upon grant, therefore the fair value amount was recognized as expense at the time of grant. The compensation expense for the restricted stock awards granted to officers and other employees in fiscal 2015 and fiscal 2014 is recognized over a three-year vesting period. The compensation expense is based on the fair value of the awards on the grant date, net of forfeitures.

In July 2013 and July 2014, the Company also awarded restricted stock units (“RSUs”), which are subject to both service and performance conditions, to some of the officers of the Company. The fair value of the RSUs is based on the probability of the performance condition being achieved on the date of grant. The actual number of shares that are eligible to vest is determined based on the Company’s performance during the performance period, which is a year from the date of grant, against established metrics and could range from 0% to 200% of the number of units originally granted. The RSUs are issuable based on the one year performance period and cliff vest on the third anniversary of the grant date subject to the continued employment of the grantee. The Company recognizes compensation expense for the RSUs based upon management’s determination of the potential likelihood of achievement of the performance conditions at each reporting date, net of estimated forfeitures.

The Company recognized $0.5 million and $0.5 million of stock-based compensation expense in the three months ended September 27, 2014 and September 28, 2013, respectively.

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company has entered into interest rate swap agreements that effectively convert the interest rates on the long-term debt issued under the Credit Agreement from floating to fixed rates. The following table summarizes the interest rate agreements in effect as of September 27, 2014 (in thousands):

Fixed Interest Rate	Expiration Date	Notional Amounts
1.95%	September 30, 2022	$9,000
1.50%	September 30, 2019	1,000

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - Unaudited

September 27, 2014

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

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Liabilities
	September 27,	June 28,
	2014	2014
Interest rate swap contracts	$(3)	$(68)

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

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value as of September 27, 2014	Level 1	Level 2	Level 3
Liability - Interest rate swap contracts	$(3)	$—	$(3)	$—

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

September 27, 2014

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

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented. Segment information and a reconciliation to consolidated operating income (loss) for the three months ended September 27, 2014 and September 28, 2013 are presented below (in thousands):

	Three months ended
	September 27,	September 28,
	2014	2013
Revenue:
Process Products	$28,483	$24,511
Environmental Systems	16,776	4,560

	$45,259	$29,071

Operating income (loss):
Process Products	$3,817	$2,768
Environmental Systems	3,770	900
Corporate and other unallocated expenses	(5,457)	(5,328)

	$2,130	$(1,660)

PMFG, Inc. and Subsidiaries

September 27, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand PMFG, Inc., our operations, and our present business environment. MD&A is provided to supplement – and should be read in conjunction with – our unaudited consolidated financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business and the key drivers of product demand.

•	Results of Operations – an analysis of our Company’s consolidated and reporting segment results of operations for the three-month periods presented in our consolidated unaudited financial statements.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows, aggregate contractual obligations, foreign currency exposure and an overview of our financial position.

This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” of Part I to our Annual Report for the year ended June 28, 2014. These factors could cause our actual results for future periods to differ materially from those experienced in, or implied by, these forward-looking statements.

Our Business

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. With the acquisition of substantially all of the assets of Combustion Components Associates, Inc. (“CCA”) in March 2014, we expanded the markets we serve to include industrial and utility industries. We offer a broad range of separation and filtration products, selective catalytic reduction (“SCR”) systems, selective non-catalytic reduction (“SNCR”) systems, low emissions burner and related combustion systems and other complementary products including heat transfer equipment, pulsation dampeners and silencers. Our primary customers include original equipment manufacturers, engineering contractors, commercial and industrial companies and operators of power facilities.

Our products and systems are marketed worldwide. Revenue generated from outside of the United States represented 42% of total revenue in the three months ended September 27, 2014. As a result of the global demand for our products and the breadth of our global sales and support resources, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future. International markets, and in particular emerging markets such as Latin America, India, Northern Africa and China, will be subject to significant variations in demand from period to period.

We believe our success depends on our ability to understand the complex operational demands of our customers and deliver systems and products that meet or exceed the indicated design specifications. Our success further depends on our ability to provide these products in a cost-effective manner and within the time frames established with our customers. Our gross profit during any particular period may be impacted by several factors, primarily shifts in our product mix, material cost changes, and warranty costs. Shifts in the geographic composition of our revenue also can have a significant impact on our reported margins.

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

PMFG, Inc. and Subsidiaries

September 27, 2014

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

Despite existing concerns over safety and government regulations related to the construction of new nuclear power facilities and the re-licensing of existing facilities, we believe rising nuclear capacity utilization rates and concerns about energy security and emissions will drive the increase for nuclear power generation, both domestically and internationally. China is expected to lead the global expansion of nuclear power generation growth. Re-licensing and enhancements of existing nuclear facilities in the United States and Europe also will contribute to product demand.

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

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 28, 2014. Since the date of that report, there have been no material changes to our critical accounting policies.

PMFG, Inc. and Subsidiaries

September 27, 2014

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended
	September 27,	September 28,
	2014	2013
Net revenue	100.0%	100.0%
Cost of goods sold	67.2	66.6

Gross profit	32.8	33.4
Operating expenses	28.1	39.1

Operating income (loss)	4.7	(5.7)
Other expense, net	—	(1.9)

Income (loss) before income taxes	4.7	(7.6)
Income tax benefit (expense)	(0.6)	2.2

Net income (loss)	4.1%	(5.4)%

Net income (loss) attributable to noncontrolling interest	(0.2)	—

Net income (loss) attributable to PMFG, Inc.	4.3%	(5.4)%

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

Quarter Ended September 27, 2014 Compared to Quarter Ended September 28, 2013

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 42% and 50% of consolidated revenue in the quarters ended September 27, 2014 and September 28, 2013, respectively. The decline in total and relative revenue generated outside the United States is primarily attributed to increased demand for our environmental system applications, which are primarily deployed in the United States.

PMFG, Inc. and Subsidiaries

September 27, 2014

The following summarizes consolidated revenue (in thousands):

	Three months ended
	September 27, 2014	% of Total Revenue	September 28, 2013	% of Total Revenue
Domestic	$26,180	57.8%	$14,573	50.1%
International	19,079	42.2%	14,498	49.9%

Total	$45,259	100.0%	$29,071	100.0%

Total revenue increased $16.2 million, or 55.7%, to $45.3 million in the first quarter of fiscal 2015 compared to the same period in fiscal 2014. The higher revenue in fiscal 2015 reflects the increased demand for our environmental systems application and the addition of CCA, which was acquired in March 2014. Additionally, activity in China, the Middle East and North Africa resulted in stronger revenue in our Process Products segment for the first quarter of fiscal 2015 when compared to the same fiscal quarter in fiscal 2014. During the first quarter of fiscal 2014, we ceased manufacturing operations at two facilities and began manufacturing activities at two new facilities. The transition disrupted our manufacturing capabilities during the quarter as it was necessary to shut down and dismantle equipment to be moved and reinstalled in new facilities.

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

	Three months ended
	September 27, 2014	% of Total Revenue	September 28, 2013	% of Total Revenue
Revenue	$45,259	100.0%	$29,071	100.0%
Cost of goods sold	30,425	67.2%	19,364	66.6%

Gross profit	$14,834	32.8%	$9,707	33.4%

Gross profit in the first quarter of fiscal 2015 increased $5.1 million compared to the same period in fiscal 2014. The increase in fiscal 2015 gross profit is attributed to the higher revenue in the period partially offset by reduced margins year-over-year in our Environmental Systems segment. These factors are summarized as follows (in thousands):

Increase in revenue	$6,078
Reduced environmental margin	(670)
Other	(281)

$5,127

The lower relative margin on revenue from Environmental Systems projects reflects certain larger projects in process during the first quarter of fiscal 2015. The larger projects typically include product scope that is less complex in nature and therefore more competitively priced.

PMFG, Inc. and Subsidiaries

September 27, 2014

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	September 27, 2014	% of Total Revenue	September 28, 2013	% of Total Revenue
Sales and marketing	$3,881	8.6%	$3,513	12.1%
Engineering and project management	3,366	7.5%	2,526	8.7%
General and administrative	5,457	12.1%	5,328	18.3%

Total	$12,704	28.2%	$11,367	39.1%

Operating expenses increased $1.3 million, or 11.8%, for the first quarter of fiscal 2015 compared to the same period in fiscal 2014. The increase in operating expenses primarily relates to the additional operating expenses of CCA, which was acquired in March 2014. As our operating expenses are largely fixed in nature, operating expenses as a percentage of revenue decreased significantly from period to period on higher revenue. Included in general and administrative expense for the three month period ended September 27, 2014 is $0.4 million impact of reimbursement of environmental remediation costs we incurred in prior periods.

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	September 27, 2014	September 28, 2013
Interest income	$15	$18
Interest expense	(331)	(438)
Foreign exchange gain (loss)	46	(203)
Other income (expense), net	274	66

Total other income (expense)	$4	$(557)

Total other income and expense was a net income of $4,000 and expense of $0.6 million in the first quarter of fiscal 2015 and 2014, respectively. During the first quarter of fiscal 2015, we reduced a liability for deferred consideration in connection with the CCA acquisition by $0.3 million based on a change in the estimated obligation.

Income Taxes. Our effective income tax rates were 13.8% and 29.2% for the quarters ended September 27, 2014 and September 28, 2013, respectively. Our effective tax rate differs from the statutory rate primarily because of earnings generated in tax jurisdictions where the Company has net operating loss carryforward credits.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 63% and 84% of our revenue in the quarters ended September 27, 2014 and September 28, 2013, respectively. The relative mix of Process Products revenue declined compared to the first quarter of fiscal 2014 because of the acquisition of CCA to our Environmental Systems segment and the growing demand for environmental systems solutions.

PMFG, Inc. and Subsidiaries

September 27, 2014

The following summarizes the Process Products segment revenue and operating income (in thousands):

	Three months ended
	September 27,	September 28,
	2014	2013
Revenue	$28,483	$24,511
Gross profit	8,976	7,931
Operating income	3,817	2,768
Operating income as % of revenue	13.4%	11.3%

Process Products revenue increased $4.0 million, or 16.2%, to $28.5 million in the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014. The increase in revenue is attributed to increased demand for nuclear applications in the United States and Europe and oily water separation applications destined for the Europe, Middle East, or Africa and Asia-Pacific regions.

Process Products operating income for the first quarter of fiscal 2015 increased $1.0 million, or 37.9%, compared to the first quarter of fiscal 2014, primarily as a result of the increase in revenue. The gross profit as a percent of revenue was 31.5% in the first quarter of fiscal 2015 compared to 32.4% in the prior year. We have undertaken a number of initiatives to minimize the impact of cost overruns and inefficiencies in our US manufacturing facilities. While certain of these initiatives are ongoing, the negative impact on gross profit was largely mitigated in the quarter when compared to recent quarters. As our sales and marketing and engineering resources are largely fixed in nature, the higher revenue in the quarter resulted in higher segment profitability.

Environmental Systems

The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion NOx control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include SCR systems, combustion systems and SNCR systems. The Environmental Systems segment represented 37% and 16% of our consolidated revenue in the quarters ended September 27, 2014 and September 28, 2013, respectively. With the increase in demand for environmental system solutions, we anticipate the Environmental Systems segment will continue to be significant as a percentage of our consolidated revenue.

The following summarizes the Environmental Systems segment revenue and operating income (in thousands):

	Three months ended
	September 27,	September 28,
	2014	2013
Revenue	$16,776	$4,560
Gross profit	5,858	1,778
Operating income	3,770	900
Operating income as % of revenue	22.5%	19.7%

PMFG, Inc. and Subsidiaries

September 27, 2014

Environmental Systems revenue increased $12.2 million, or 267.9%, to $16.8 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, partially attributed to the acquisition of CCA in March 2014. Our Environmental Systems segment also is benefiting from an increased demand for air pollution equipment designed to meet ever increasing air quality requirements. The gross profit as a percent of revenue was 34.9% in the first quarter of fiscal 2015 compared to 39.0% in the prior year. The lower relative margin reflects certain larger projects in process during the current quarter that include a scope of service which was more competitively priced based on complexity of the services.

Environmental Systems operating income for the first quarter of fiscal 2015 increased $2.9 million compared to the first quarter of fiscal 2014. As a percentage of revenue, operating income increased to 22.5% in the first quarter of fiscal 2015 compared to 19.7%, in the first quarter of fiscal 2014. The increase in segment operating income as a percentage of revenue reflects the relatively fixed nature of many of our operating costs compared to higher relative revenue in fiscal 2015.

General and Administrative Expenses

General and administrative expenses include those related to the corporate office, as well as general and administrative costs of international locations. General and administrative expenses increased $0.1 million, or 2.4%, in the quarter ended September 27, 2014 in comparison to the prior year as increased public company costs were partially offset by $0.4 million reimbursements of environmental remediation costs recognized in prior periods.

Contingencies

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the three months ended September 27, 2014 and September 28, 2013 (in millions):

	Three months ended
	September 27, 2014	September 28, 2013
Backlog at beginning of period	$115.9	$84.2
Net bookings	38.4	42.4
Revenue recognized	(45.3)	(29.1)

Backlog at end of period	$109.0	$97.5

Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Our backlog increased $11.5 million from September 28, 2013 to $109.0 million at September 27, 2014. The increase in backlog reflects the relative strength in bookings both in comparison to the prior year and the immediately preceding quarter. We anticipate approximately 90% of the backlog as of September 27, 2014 will be recognized as revenue over the next 12 months.

PMFG, Inc. and Subsidiaries

September 27, 2014

Financial Position

Assets. Total assets increased by $8.3 million, or 5.0%, from $167.2 million at June 28, 2014, to $175.5 million at September 27, 2014. On September 27, 2014, we held cash, including restricted cash, and cash equivalents of $38.7 million, had working capital of $55.9 million and a current liquidity ratio of 2.0-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $42.8 million, working capital of $55.1 million, and a current liquidity ratio of 2.1-to-1.0 at June 28, 2014.

Liabilities and Equity. Total liabilities increased by $6.7 million, or 9.5%, from $69.8 million at June 28, 2014 to $76.4 million at September 27, 2014. The increase in our total liabilities is attributed to an increase in accounts payable, billings in excess of costs and earnings on uncompleted contracts and other accrued liabilities.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically invoice our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At September 27, 2014, the balance of these working capital accounts was $18.9 million compared to $17.3 million at June 28, 2014, reflecting an increase of our investment in these working capital items of $1.6 million.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7 of Item 1 in the Notes to the Consolidated Financial Statements). As of September 27, 2014 and June 28, 2014, we had outstanding letters of credit and bank guarantees of $19.5 million and $20.4 million, respectively.

Our cash and cash equivalents were $38.7 million as of September 27, 2014, compared to $42.8 million at June 28, 2014, of which $15.0 million and $15.6 million were restricted as collateral for stand-by letters of credit and bank guarantees at September 27, 2014, and June 28, 2014, respectively.

During the three months ended September 27, 2014, cash used in operating activities was $0.9 million compared to cash provided by operating activities of $4.8 million for the three months ended September 28, 2013. Our cash used in operating activities primarily reflects an increase of our investment in working capital.

Cash used in investing activities was $0.8 million for the three months ended September 27, 2014, compared to cash used in investing activities of $4.0 million for the three months ended September 28, 2013. Cash used in investing activities during the three months ended September 27, 2014, primarily related to additions to our manufacturing facility in Zhenjiang, China. Cash used in investing activities during the three months ended September 28, 2013, primarily related to construction costs incurred to date on our manufacturing facilities under construction in Denton, Texas and Zhenjiang, China.

Cash used in financing activities during the three months ended September 27, 2014 was $1.8 million compared to cash provided by financing activities of $5.8 million during the three months ended September 28, 2013. The cash used in financing activities for the three months ended September 27, 2014 was payment of both our long-term and short-term debt. The cash provided by financing activities for the three months ended September 28, 2013 primarily consisted of proceeds from long-term debt as we drew on our construction term loan and the equity contribution from a non-controlling interest in our China subsidiary, offset by a payment of our long-term debt.

PMFG, Inc. and Subsidiaries

September 27, 2014

As a result of the events described above, our cash and cash equivalents during the three months ended September 27, 2014, decreased by $3.5 million compared to an increase of $6.9 million during the three months ended September 28, 2013.

We believe we maintain adequate liquidity and the capacity to enter into letters of credit and guarantees to support existing operations and planned growth over the next 12 months.

PMFG, Inc. and Subsidiaries

September 27, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures from those disclosed in Item 7A of Part II of our Annual Report on Form 10-K for the year ended June 28, 2014.

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

During the three months ended September 27, 2014, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, from time to time, in various litigation, claims and proceedings arising in the ordinary course of business that are not expected to have any material effect on the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on 10-K for the year ended June 28, 2014.

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by PMFG, Inc. on December 8, 2009 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).

10.1	Agreement, dated July 25, 2014, between PMFG, Inc. and Cannell Capital LLC, Tristan Partners, L.P., Tristan Offshore Fund, Ltd., J. Carlo Cannell, Dilip Singh, Alfred John Knapp, Jr., Mark D. Stolper, John M. Climaco, Charles M. Gillman and Kenneth H. Shubin Stein (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on July 25, 2014 and incorporated herein by reference).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMFG, INC.

Date: November 6, 2014	/s/ Peter J. Burlage

Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	/s/ Ronald L McCrummen

Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)