Form 10-Q
period 2014-12-27
PMFG, Inc.
filed 2015-02-05
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

The number of shares of the registrant’s common stock outstanding on January 31, 2015, was 21,303,573.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 27,	June 28,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,141	$27,274
Restricted cash	14,464	15,570
Accounts receivable - trade, net of allowance for doubtful accounts of $285 and $216 at December 27, 2014 and June 28, 2014	33,815	26,256
Inventories, net	9,814	10,833
Costs and earnings in excess of billings on uncompleted contracts	24,204	19,854
Deferred income taxes	477	477
Other current assets	4,458	4,570
Total current assets	111,373	104,834

Property, plant and equipment, net	32,111	31,633
Intangible assets, net	11,495	11,870
Goodwill	16,076	16,076
Deferred income taxes	2,083	2,097
Other assets	662	713
Total assets	$173,800	$167,223
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,379	$19,914
Current maturities of long-term debt	2,406	2,408
Billings in excess of costs and earnings on uncompleted contracts	12,415	8,848
Commissions payable	2,111	2,422
Income taxes payable	455	463
Deferred income taxes	235	304
Accrued product warranties	2,448	2,527
Customer deposits	2,572	3,129
Accrued liabilities and other	11,121	9,710
Total current liabilities	58,142	49,725
Long-term debt	12,941	14,149
Deferred income taxes	4,157	4,157
Other long-term liabilities	1,666	1,720
Commitments and contingencies
Stockholders' equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 21,266,380 and 21,062,721 shares at December 27, 2014 and June 28, 2014, respectively	213	211
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at December 27, 2014 or June 28, 2014	-	-
Additional paid-in capital	98,358	97,545
Accumulated other comprehensive loss	(2,724)	(587)
Accumulated deficit	(4,704)	(5,270)
Total PMFG, Inc.'s stockholders' equity	91,143	91,899
Noncontrolling interest	5,751	5,573
Total equity	96,894	97,472
Total liabilities and equity	$173,800	$167,223

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended		Six months ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$40,920	$29,613	$86,179	$58,684
Cost of goods sold	28,123	21,486	58,548	40,849
Gross profit	12,797	8,127	27,631	17,835
Operating expenses:
Sales and marketing	3,837	3,125	7,718	6,638
Engineering and project management	3,224	2,372	6,590	4,898
General and administrative	6,313	4,207	11,770	9,535
	13,374	9,704	26,078	21,071
Operating income (loss)	(577)	(1,577)	1,553	(3,236)
Other income (expense):
Interest income	19	14	34	32
Interest expense	(486)	(268)	(817)	(706)
Foreign exchange gain (loss)	54	(269)	100	(472)
Other income	32	6	306	71
	(381)	(517)	(377)	(1,075)
Income (loss) before income taxes	(958)	(2,094)	1,176	(4,311)
Income tax expense	(115)	(831)	(409)	(184)
Net income (loss)	$(1,073)	$(2,925)	$767	$(4,495)
Net income attributable to noncontrolling interest	277	89	201	100
Net income (loss) attributable to PMFG, Inc.	$(1,350)	$(3,014)	$566	$(4,595)
Weighted-average common shares outstanding:
Basic	21,268	21,101	21,250	21,089
Options outstanding	—	—	3	—
Restricted stock units	—	—	76	—
Diluted	21,268	21,101	21,329	21,089
Basic earnings (loss) per common share	$(0.06)	$(0.14)	$0.03	$(0.22)
Diluted earnings (loss) per common share	$(0.06)	$(0.14)	$0.03	$(0.22)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Six months ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net income (loss)	$(1,073)	$(2,925)	$767	$(4,495)
Other comprehensive income:
Foreign currency translation adjustment	(1,477)	(18)	(2,160)	1,315
Other comprehensive income (loss)	(1,477)	(18)	(2,160)	1,315
Comprehensive loss	(2,550)	(2,943)	(1,393)	(3,180)
Net income attributable to noncontrolling interest	277	89	201	100
Other comprehensive income (loss):
Foreign currency translation adjustment	(92)	14	(23)	40
Comprehensive income attributable to noncontrolling interests	185	103	178	140
Comprehensive loss attributable to PMFG, Inc.	$(2,735)	$(3,046)	$(1,571)	$(3,320)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Loss	Total Stockholders' Equity	Non Controlling Interest	Total Equity
Balance at June 28, 2014	21,063	$211	$97,545	$(5,270)	$(587)	$91,899	$5,573	$97,472
Net income	—	—	—	566	—	566	201	767
Foreign currency translation adjustment	—	—	—	—	(2,137)	(2,137)	(23)	(2,160)
Stock-based compensation, net of forfeitures	203	2	813	—	—	815	—	815
Balance at December 27, 2014	21,266	$213	$98,358	$(4,704)	$(2,724)	$91,143	$5,751	$96,894

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	December 27,	December 28,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$767	$(4,495)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,357	1,225
Stock-based compensation	815	610
Bad debt expense	150	6
Inventory valuation reserve	(15)	(68)
Provision for warranty expense	688	482
Gain on disposal of property	—	(325)
Foreign exchange (gain) loss	(100)	472
Change in fair value of interest rate swap	9	(4)
Changes in operating assets and liabilities:
Accounts receivable	(7,930)	(290)
Inventories	964	(2,254)
Costs and earnings in excess of billings on uncompleted contracts	(4,463)	(5,088)
Other assets	115	(804)
Accounts payable	4,435	2,767
Billings in excess of costs and earnings on uncompleted contracts	3,552	5,374
Commissions payable	(311)	268
Income taxes	(50)	995
Product warranties	(767)	(340)
Accrued liabilities and other	127	557
Net cash used in operating activities:	(657)	(912)
Cash flows from investing activities:
(Increase) decrease in restricted cash	730	(55)
Purchases of property and equipment	(1,648)	(8,794)
Net proceeds from sale of property	3	521
Net cash used in investing activities	(915)	(8,328)
Cash flows from financing activities:
Payment of debt	(2,816)	(533)
Proceeds from short-term debt	1,606	1,634
Proceeds from long-term debt	—	9,311
Payments of deferred consideration	(226)	(37)
Equity contribution from noncontrolling interest	—	1,607
Net cash provided by (used in) financing activities	(1,436)	11,982

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(In thousands)

	Six months ended
	December 27,	December 28,
	2014	2013
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	(125)	398
Net increase (decrease) in cash and cash equivalents	(3,133)	3,140
Cash and cash equivalents at beginning of period	27,274	53,020
Cash and cash equivalents at end of period	$24,141	$56,160
Supplemental information on cash flow:
Income taxes paid	$13	$518
Interest paid	$713	$550

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of December 27, 2014 and for the three and six months ended December 27, 2014 and December 28, 2013 are unaudited and, in the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included and are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. References to “fiscal 2015” and “fiscal 2014” refer to fiscal years ended June 27, 2015 and June 28, 2014, respectively. The second quarters of fiscal 2015 and fiscal 2014 ended on December 27, 2014, and December 28, 2013, respectively.

Basis of Consolidation

The Company’s financial statements for all periods presented are consolidated to include the accounts of all wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings of Peerless Propulsys. Peerless Propulsys is the sole owner of Peerless China Manufacturing Co. Ltd. (“PCMC”). The non-controlling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets and Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances, including restricted cash, held within and outside the United States are as follows (in thousands):

	December 27,	June 28,
	2014	2014
Domestic	$18,832	$19,351
International	19,773	23,493
Total	$38,605	$42,844

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of December 27, 2014 and June 28, 2014, cash held in the United States exceeded federally insured limits by $9.2 million and $9.1 million, respectively. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $14.5 million and $15.6 million as of December 27, 2014 and June 28, 2014, respectively. Foreign restricted cash balances were $4.5 million and $5.6 million as of December 27, 2014 and June 28, 2014, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the ordinary course of business and to secure the term loans and letters of credit as required under the terms of our existing Credit Agreement.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

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

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Six months ended
	December 27,	December 28,
	2014	2013
Balance at beginning of period	$216	$300
Bad debt expense	150	6
Accounts written off	(81)	—
Balance at end of period	$285	$306

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

In September 2013, the Company exited its leased manufacturing and office facility in Zhenjiang, China. The property was leased from the noncontrolling interest owner of Peerless Propulsys. Early termination of the lease resulted in $0.2 million of expense included in costs of goods sold in the six months ended December 28, 2013.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value, typically represented by the discounted cash flows associated with the asset.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

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

Many of the Company’s customer contracts define events of default related to product performance and/or timing of delivery, as well as remedies for such events of default. Anticipated events of default and estimated remedies, such as those provided under liquidated damages clauses, are accounted for as reductions in revenue in the period in which the potential default is first identified and the damages can be reasonably estimated. Historically, the impact of liquidated damages has not been material to the Company’s consolidated financial position, results of operations, or cash flows. Anticipated losses on percentage-of-completion contracts are recorded in full in the period in which they become evident.

The Company typically bills customers upon the occurrence of project milestones. Cumulative revenue recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts” on the Consolidated Balance Sheets.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

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

At December 27, 2014, the Company had $16.5 million of operating loss carry forwards, primarily in the United States and the United Kingdom. The portion attributable to the United States is available for carryover to future periods, subject to certain limitations with expirations beginning in fiscal 2034. The operating loss carryforward from the United Kingdom has no expiration. A valuation allowance of $5.6 million has been established to reduce the credits to the estimated future realization of the tax related benefit.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to PMFG, Inc. stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, restricted stock units and warrants granted using the treasury stock method. For the three months ended December 27, 2014, 175,487 restricted stock units with performance and service-based restrictions were excluded from the calculation of dilutive securities because they were anti-dilutive.  Options to acquire 14,000 shares of common stock were excluded from the calculation of dilutive securities for the three months ended December 27, 2014 because they were anti-dilutive.  For the three and six months ended December 28, 2013, 72,339 restricted stock units with performance and service-based restrictions were excluded from the calculation of dilutive securities because they were anti-dilutive. Options to acquire 37,200 shares of common stock were excluded from the calculation of dilutive securities for the three and six months ended December 28, 2013 because they were anti-dilutive. Warrants to acquire 839,063 shares of common stock were excluded from the calculation of dilutive securities for the three and six months ended December 28, 2013, because they were anti-dilutive. All warrants expired on September 4, 2014.

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

fiscal 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. Management is assessing the expected impact of this new guidance on our consolidated financial statements.

2. INVENTORIES

Principal components of inventories are as follows (in thousands):

	December 27,	June 28,
	2014	2014
Raw materials	$6,923	$6,250
Work in progress	3,211	4,840
Finished goods	502	580
	10,636	11,670
Reserve for obsolete and slow-moving inventory	(822)	(837)
	$9,814	$10,833

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	December 27,	June 28,
	2014	2014

Costs incurred on uncompleted contracts and estimated earnings	$105,566	$97,551
Less billings to date	(93,777)	(86,545)
	$11,789	$11,006

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	December 27,	June 28,
	2014	2014
Costs and earnings in excess of billings on uncompleted contracts	$24,204	$19,854
Billings in excess of costs and earnings on uncompleted contracts	(12,415)	(8,848)
	$11,789	$11,006

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill acquired with the purchase of Combustion Components Associates, Inc. (CCA) in fiscal 2014 is allocated to and assessed at the Environmental Systems segment, and the remaining goodwill is assessed at the Process Products segment.

Goodwill

There were no changes in the carrying amount of goodwill for the six months ended December 27, 2014.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Estimated Remaining Useful Life (Years)	Gross Value Dec. 27, 2014	Accumulated Amortization	Net Book Value Dec. 27, 2014	Gross Value June 28, 2014	Accumulated Amortization	Net Book Value June 28, 2014
Design guidelines	Indefinite	$4,060	$—	$4,060	$4,060	$—	$4,060
Customer relationships	7	8,840	(4,487)	4,353	8,840	(4,112)	4,728
Trade names	Indefinite	3,082	—	3,082	3,082	—	3,082
		$15,982	$(4,487)	$11,495	$15,982	$(4,112)	$11,870

Amortization expense on finite-lived intangible assets was $0.2 million for each of the three months ended December 27, 2014 and December 28, 2013. Amortization expense of finite-lived intangibles assets for the six months ended December 27, 2014 and December 28, 2013 was $0.4 million and $0.3 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year
2015	$300
2016	600
2017	599
2018	594
2019	594

5. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Six months ended
	December 27,	December 28,
	2014	2013
Balance at beginning of period	$2,527	$2,241
Provision for warranty expenses	688	482
Warranty charges	(767)	(340)
Balance at end of period	$2,448	$2,383

6. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	December 27,	June 28,
	2014	2014
Accrued compensation	$2,783	$2,735
Accrued services	5,074	3,839
Subsidiary short term debt	1,606	1,608
Deferred consideration	86	567
Other	1,572	961
	$11,121	$9,710

In July 2013, the Company obtained short-term financing from Bank of China Limited. The financing provided for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%, with interest payable quarterly. All amounts outstanding were paid with cash on

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

hand in July 2014.   In December 2014, the Company borrowed ¥10 million ($1.6 million) at an interest rate of 6.4%, with interest payable monthly, due in December 2015.

In fiscal 2014, the Company accrued $0.6 million of deferred consideration in connection with the CCA acquisition. The Company assessed the remaining liability to CCA as of December 27, 2014 and reduced the liability accordingly. The $0.3 million adjustment is included in other income and expense in the Consolidated Statement of Operations.

7. DEBT

Outstanding long-term debt obligations are as follows (in thousands):

		December 27,	June 28,
	Maturities	2014	2014
Term loan A	2019	$799	$981
Term loan B	2022	9,248	9,466
PCMC loan	2017	5,300	6,110
Total long-term debt		15,347	16,557
Less current maturites		(2,406)	(2,408)
Total long-term debt, net of current portion		$12,941	$14,149

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

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At December 27, 2014, there were no outstanding borrowings and approximately $6.5 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $1.4 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

The Company is required to make quarterly principal payments on the term loans. The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans. As of December 27, 2014, the remaining maturities on long-term debt are as follows:

Fiscal Year
2015	$1,403
2016	2,556
2017	2,646
2018	2,106
2019	1,205
Thereafter	5,431
$15,347

Interest on all loans must generally be paid quarterly. Interest rates on term loans use floating rates plus  1⁄2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters. The rate at December 27, 2014 was 2.9%.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

At December 27, 2014, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with GAAP.

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

In fiscal 2014, the Company obtained an amendment to the Credit Agreement. Pursuant to the amendment, if the Debt Service Coverage Ratio (“DSC”) is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014. The Company may withdraw the cash in the collateral account when it achieves a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base deficiency then exists. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA, as defined in the Credit Agreement, less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing 12 month basis. At December 27, 2014, the Company’s DSC ratio was below 1.50 to 1.00, requiring restricted cash of $10.0 million to be on deposit with Citibank, N.A.

In July 2013, the Company’s subsidiary in China entered into a loan agreement with Bank of China Limited. The loan agreement provides for a loan commitment of ¥43.0 million ($6.9 million) to fund the construction of a manufacturing facility in Zhenjiang, China. The loan is secured by PCMC’s property, plant and equipment. The loan matures on December 20, 2017. At December 27, 2014, there was an outstanding borrowing of ¥33.0 million ($5.3 million). Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan which will be paid using cash on hand in China. Interest rates use floating rates as established by The People’s Bank of China. The rate at December 27, 2014 was 7.0%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At December 27, 2014, PCMC was in compliance with all of its debt covenants. PCMC had bank guarantees of $0.5 million and $0.8 million at December 27, 2014 and June 28, 2014, respectively, secured by $0.5 million and $0.8 million of restricted cash balances.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.3 million) at December 27, 2014 and £6.0 million ($10.2 million) at June 28, 2014. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.9 million ($2.9 million) at December 27, 2014 and £1.8 million ($3.0 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets. At December 27, 2014, there was £4.9 million ($7.6 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was £4.6 million ($7.9 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($5.8 million) at December 27, 2014 and €4.8 million ($6.6 million) at June 28, 2014. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.7 million ($0.8 million) at December 27, 2014 and €0.9 million ($1.2 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets. At December 27, 2014, there was €2.1 million ($2.6 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was €2.8 million ($3.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

The Company’s subsidiary in Singapore had bank guarantees of $0.8 million and $1.5 million at December 27, 2014 and June 28, 2014, respectively. At December 27, 2014 and June 28, 2014, these guarantees are secured with a cash deposit of $0.2 million and $0.6 million, respectively, and a protective letter of credit issued by the Company to Citibank.

8. COMMITMENTS AND CONTINGENCIES

Under the contract for the Nitram acquisition, the Company had certain rights to indemnification from the selling stockholders for claims relating to breach of representations and certain other claims, including litigation costs and damages. In September 2014, the Company reached a final settlement with the Nitram selling stockholders to reimburse the Company for previously incurred warranty and environmental cleanup costs of approximately $0.8 million and resolve all outstanding matters. The Company recorded $0.4 million as an offset to cost of goods sold and the remainder was offset to general and administrative expense in the Consolidated Statement of Operations.

From time to time the Company is involved in various litigation, claims and assessment matters arising in the ordinary course of business. The Company accrues for contingencies when losses are both probable and reasonably estimable.

9. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended December 27, 2014 and December 28, 2013 (in thousands, except share amounts):

	Six months ended
	December 27,		December 28,
	2014		2013
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock to directors	44,196	$240	40,430	$300
Restricted stock awards	144,363	784	101,410	752
Restricted stock units	96,363	523	77,460	575

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

The Company recognized $0.8 million and $0.6 million of stock-based compensation expense in the six months ended December 27, 2014 and December 28, 2013, respectively. The Company recognized $0.3 million and $0.1 million of stock-based compensation expense in the three months ended December 27, 2014 and December 28, 2013, respectively.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company has entered into interest rate swap agreements that effectively convert the interest rates on the long-term debt issued under the Credit Agreement from floating to fixed rates. The following table summarizes the interest rate agreements in effect as of December 27, 2014 (in thousands):

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

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Liabilities
	December 27,	June 28,
	2014	2014
Interest rate swap contracts	$(77)	$(68)

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

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value
	as of
	December 27, 2014	Level 1	Level 2	Level 3
Liability - Interest rate swap contracts	$(77)	$—	$(77)	$—

	Fair Value
	as of
	June 28, 2014	Level 1	Level 2	Level 3
Liability - Interest rate swap contracts	$(68)	$—	$(68)	$—

The fair value of the interest rate swaps is determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The Company classifies these instruments in Level 2 because quoted

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

December 27, 2014

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

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented. Segment information and a reconciliation to consolidated operating income (loss) for the three and six months ended December 27, 2014 and December 28, 2013 are presented below (in thousands):

	Three months ended		Six months ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Revenue:
Process Products	$26,350	$24,255	$54,832	$48,766
Environmental Systems	14,570	5,358	31,347	9,918
	$40,920	$29,613	$86,179	$58,684
Operating income (loss):
Process Products	$1,983	$1,270	$5,800	$4,039
Environmental Systems	3,753	1,360	7,523	2,260
Corporate and other unallocated expenses	(6,313)	(4,207)	(11,770)	(9,535)
	$(577)	$(1,577)	$1,553	$(3,236)

PMFG, Inc. and Subsidiaries

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

Our products and systems are marketed worldwide. Revenue generated from outside of the United States represented 41% of total revenue in the six months ended December 27, 2014 compared to 45% in the six months ended December 28, 2013. As a result of the global demand for our products and the breadth of our global sales and support resources, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future. International markets, and in particular emerging markets such as China, India, Latin America, and Northern Africa, will be subject to significant variations in demand from period to period.

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

PMFG, Inc. and Subsidiaries

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

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended		Six months ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.7	72.6	67.9	69.6
Gross Profit	31.3	27.4	32.1	30.4
Operating Expense	32.7	32.8	30.3	35.9
Operating income (loss)	(1.4)	(5.4)	1.8	(5.5)
Other Expense, net	(0.9)	(1.7)	(0.4)	(1.8)
Income (loss) before income taxes	(2.3)	(7.1)	1.4	(7.3)
Income tax expense	(0.3)	(2.8)	(0.5)	(0.3)
Net income (loss)	(2.6)%	(9.9)%	0.9%	(7.6)%
Net income attributable to noncontrolling interest	0.7	0.3	0.2	0.2
Net income (loss) attributable to PMFG, Inc.	(3.3)%	(10.2)%	0.7%	(7.8)%

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

PMFG, Inc. and Subsidiaries

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

Quarter Ended December 27, 2014 Compared to Quarter Ended December 28, 2013

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 40% and 41% of consolidated revenue in the quarters ended December 27, 2014 and December 28, 2013, respectively.

The following summarizes consolidated revenue (in thousands):

	Three months ended
	December 27,	% of Total	December 28,	% of Total
	2014	Revenue	2013	Revenue
Domestic	$24,732	60.4%	$17,444	58.9%
International	16,188	39.6%	12,169	41.1%
Total	$40,920	100.0%	$29,613	100.0%

Total revenue increased $11.3 million, or 38.2%, to $40.9 million in the second quarter of fiscal 2015 compared to the same period in fiscal 2014. The higher revenue in fiscal 2015 reflects the increased demand for our environmental systems application and the addition of CCA, which was acquired in March 2014. Additionally, activity in EMEA resulted in stronger revenue in our Process Products segment for the second quarter of fiscal 2015 when compared to the same fiscal quarter in fiscal 2014. During the first quarter of fiscal 2014, we ceased manufacturing operations at two facilities and began manufacturing activities at two new facilities. The transition disrupted our manufacturing capabilities during the second quarter of fiscal 2014 as it was necessary to shut down and dismantle equipment to be moved and reinstalled in new facilities.

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

	Three months ended
	December 27,	% of Total	December 28,	% of Total
	2014	Revenue	2013	Revenue
Revenue	$40,920	100.0%	$29,613	100.0%
Cost of goods sold	28,123	68.7%	21,486	72.6%
Gross profit	$12,797	31.3%	$8,127	27.4%

PMFG, Inc. and Subsidiaries

Gross profit in the second quarter of fiscal 2015 increased $4.7 million compared to the same period in fiscal 2014. The increase in fiscal 2015 gross profit is attributed to the higher revenue in the period and improved margins year-over-year.    Included in cost of goods sold for fiscal year 2014 is $471,000 of non-recurring restructuring costs related to the closure of a manufacturing plant in Texas and the relocation of the fabrication activities to the remaining plants in Texas.  Operational improvement initiatives first implemented in the latter half of fiscal 2014 combined with an improvement in product mix are resulting in higher relative gross margins when compared to fiscal 2014.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	December 27,	% of Total	December 28,	% of Total
	2014	Revenue	2013	Revenue
Sales and marketing	$3,837	9.4%	$3,125	10.6%
Engineering and project management	3,224	7.9%	2,372	8.0%
General and administrative	6,313	15.4%	4,207	14.2%
Total	$13,374	32.7%	$9,704	32.8%

Operating expenses increased $3.7 million, or 37.8%, for the second quarter of fiscal 2015 compared to the same period in fiscal 2014. The increase in operating expenses primarily relates to the additional operating expenses of CCA, which was acquired in March 2014 and higher costs associated with investments in process improvement initiatives and information technology. Operating expenses as a percentage of revenue decreased from period to period on higher revenue. The change in operating expenses in the second quarter of fiscal 2015 compared to the same period in fiscal 2014 is as follows:

CCA expenses	$1,200
Process improvement projects	700
ERP implementations	500
Personnel	600
Other	670
$3,670

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	December 27,	December 28,
	2014	2013
Interest income	$19	$14
Interest expense	(486)	(268)
Foreign exchange gain (loss)	54	(269)
Other income, net	32	6
Total other expense	$(381)	$(517)

Total other expense was a net expense of $0.4 and $0.5 million in the second quarter of fiscal 2015 and 2014, respectively.

Income Taxes. Our effective income tax rates were (12.1)% and (39.7)% for the quarters ended December 27, 2014 and December 28, 2013, respectively. Our effective tax rate differs from the statutory rate primarily because of earnings generated in tax jurisdictions where the Company has net operating loss carryforward credits.

Net Earnings (loss). For the three months ended December 27, 2014, the net loss was ($1.1) million, a decrease of $1.8 million compared to a net loss of ($2.9) million in the three months ended December 28, 2013.  The decrease in the net loss is a result of higher revenue and relatively fixed operating costs.  Basic and diluted loss per share attributable to our common stockholders decreased to ($0.06) per share for the three months ended December 27, 2014, from a loss of ($0.14) per share for the three months ended December 28, 2013.

PMFG, Inc. and Subsidiaries

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and heat transfer equipment to conserve energy in many industrial processes and in petrochemical processing. Process Products represented 64% and 82% of our revenue in the quarters ended December 27, 2014 and December 28, 2013, respectively. The relative mix of Process Products revenue declined compared to the second quarter of fiscal 2014 because of the acquisition of CCA to our Environmental Systems segment and the growing demand for environmental systems solutions.

The following summarizes the Process Products segment revenue and operating income (in thousands):

	Three months ended
	December 27,	December 28,
	2014	2013
Revenue	$26,350	$24,255
Gross profit	7,048	6,205
Operating income	1,983	1,270
Operating income as % of revenue	7.5%	5.2%

Process Products revenue increased $2.1 million, or 8.6%, to $26.4 million in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014. The increase in revenue is attributed to increased demand for steam separators utilized in nuclear power generation and oily water separation solutions for the oil production industry.

Process Products operating income for the second quarter of fiscal 2015 increased $0.7 million compared to the second quarter of fiscal 2014, primarily as a result of the increase in revenue. The gross profit as a percent of revenue was 26.7% in the second quarter of fiscal 2015 compared to 25.6% in the prior year. As our sales and marketing and engineering resources are largely fixed in nature, the higher revenue in the quarter resulted in higher segment profitability.

Environmental Systems

The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion NOx control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include SCR systems, combustion systems and SNCR systems. The Environmental Systems segment represented 36% and 18% of our consolidated revenue in the quarters ended December 27, 2014 and December 28, 2013, respectively. With the increase in demand for environmental system solutions, we anticipate the Environmental Systems segment will continue to be significant as a percentage of our consolidated revenue.

The following summarizes the Environmental Systems segment revenue and operating income (in thousands):

	Three months ended
	December 27,	December 28,
	2014	2013
Revenue	$14,570	$5,358
Gross profit	5,749	1,922
Operating income	3,753	1,360
Operating income as % of revenue	25.8%	25.4%

Environmental Systems revenue increased $9.2 million to $14.6 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, because of the increase in demand for our Environmental Systems solutions and the contribution of $2.5 million of revenue during the quarter from the acquisition of CCA in March 2014. The gross profit as a percent of revenue was 39.5% in the second quarter of fiscal 2015 compared to 35.9% in the prior year. The higher margin reflects the relative complexity of certain large projects in process during the current quarter.

PMFG, Inc. and Subsidiaries

Environmental Systems operating income for the second quarter of fiscal 2015 increased $2.4 million compared to the second quarter of fiscal 2014. As a percentage of revenue, operating income increased to 25.8% in the second quarter of fiscal 2015 compared to 25.4%, in the second quarter of fiscal 2014.

Six Months Ended December 27, 2014 Compared to Six Months Ended December 28, 2013

Results of Operations – Consolidated

Revenue. The following table summarizes consolidated revenue (in thousands):

	Six months ended
	December 27,	% of Total	December 28,	% of Total
	2014	Revenue	2013	Revenue
Domestic	$50,912	59.1%	$32,017	54.6%
International	35,267	40.9%	26,667	45.4%
Total	$86,179	100.0%	$58,684	100.0%

For the six months ended December 27, 2014, total revenue increased $27.5 million, or 46.9%. Domestic revenue increased $19.0 million, or 59.0%, in the six months ended December 27, 2014 when compared to the same period last year. International revenue increased $8.6 million, or 32.2% in the six months ended December 27, 2014 when compared to the same period last year.  The year over year growth in revenue in the United States is largely attributable to higher domestic demand for environmental solutions and the acquisition of CCA.  Year over year higher demand for oily water separation solutions in the EMEA region and nuclear power generation in the U.S. and Europe led to an increase in our Pressure Products segment.

Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit (in thousands):

	Six months ended
	December 27,	% of Total	December 28,	% of Total
	2014	Revenue	2013	Revenue
Revenue	$86,179	100.0%	$58,684	100.0%
Cost of goods sold	58,548	67.9%	40,849	69.6%
Gross profit	$27,631	32.1%	$17,835	30.4%

Gross profit increased $9.8 million in the six months ended December 27, 2014 compared to the six months ended December 28, 2013. Gross profit, as a percentage of revenue, increased to 32.1% for the six months ended December 27, 2014 compared to 30.4% for the six months ended December 28, 2013. During the six months ended December 28, 2013 we incurred margin deterioration as we transitioned to our new manufacturing facilities in Denton, Texas and Zhenjiang, China.  We did not experience similar issues in the six months ended December 27, 2014 resulting in higher gross profit as a percentage of revenue.

Operating Expenses. The following table summarizes operating expenses (in thousands):

	Six months ended
	December 27,	'% of Total	December 28,	% of Total
	2014	Revenue	2013	Revenue
Sales and marketing	$7,718	9.0%	$6,638	11.3%
Engineering and project management	6,590	7.6%	4,898	8.3%
General and administrative	11,770	13.7%	9,535	16.2%
Total	$26,078	30.3%	$21,071	35.9%

Operating expenses increased $5.0 million in the six months ended December 27, 2014 compared to the six months ended December 28, 2013. As a percentage of revenue, operating expenses decreased to 30.3% for the six months ended December 27, 2014, from 35.9% in the same period in fiscal 2014. Our operating expenses are largely fixed in nature, operating expenses as a percentage of revenue decreased significantly from period to period on higher revenue. The following table summarizes the change in operating expenses:

PMFG, Inc. and Subsidiaries

CCA expenses	$2,600
Process improvement projects	750
ERP implementations	450
Personnel	400
Other	807
$5,007

Other Income and Expense. The following table summarizes other income and expenses (in thousands):

	Six months ended
	December 27,	December 28,
	2014	2013
Interest income	$34	$32
Interest expense	(817)	(706)
Foreign exchange gain (loss)	100	(472)
Other income, net	306	71
Total other expense	$(377)	$(1,075)

For the six months ended December 27, 2014, total other expense was $0.4 million, a decrease of $0.7 million from $1.1 million for the six months ended December 28, 2013. The six months ended December 27, 2014 reported a gain on foreign currency translation of $0.1 million, driven largely by movements in the euro and U.S. dollar relative to the British pound, compared to a loss on foreign currency translation of $0.5 million, driven largely by movements in the euro and U.S. dollar relative to the British pound for the six months ended December 28, 2013. During the six months ended December 27, 2014 we reduced a liability for deferred consideration in connection with the CCA acquisition by $0.3 million based on a change in the estimated obligation.

Income Taxes: Our effective income tax rates were 34.8% and (4.3)% for the six months ended December 27, 2014 and December 28, 2013, respectively. For the six months ended December 27, 2014, the effective tax rate was impacted by earnings in foreign taxing jurisdictions that do not have the benefit of net operating loss carryforward credits. For the six months ended December 28, 2013, our effective tax rate was impacted by the blend of taxable income in some state and foreign taxing jurisdictions and permanent differences and taxable losses in the United States which recognized no tax benefit.

Net Earnings (loss). For the six months ended December 27, 2014, net income was $0.8 million, an increase of $5.3 million compared to net loss of ($4.5) million in the six months ended December 28, 2013.  The increase in net income is a result of higher revenues and relatively fixed operating costs.

Basic and diluted earnings (loss) per share attributable to our common stockholders increased to income of $0.03 per share for the six months ended December 27, 2014, from a loss of $(0.22) per share for the six months ended December 28, 2013.

Results of Operations – Segments

Process Products

Our Process Products segment represented 64% and 83% of our revenue for the six months ended December 27, 2014 and December 28, 2013, respectively. The following table summarizes Process Products revenue and operating income (in thousands):

	Six months ended
	December 27,	December 28,
	2014	2013
Revenue	$54,832	$48,766
Gross profit	16,024	14,135
Operating income	5,800	4,039
Operating income as % of revenue	10.6%	8.3%

Process Products revenue increased by $6.1 million, or 12.4%, in the six months ended December 27, 2014 when compared to the six months ended December 28, 2013.  The increase in revenue is attributed to increased demand for nuclear applications in the United States and Europe and oily water separation applications destined for the EMEA region.

PMFG, Inc. and Subsidiaries

Process Products operating income in the six months ended December 27, 2014 increased by $1.8 million compared to the six months ended December 28, 2013. As a percentage of Process Products revenue, operating income was 10.6% in the six months ended December 27, 2014 compared to 8.3% in the same period last year. We have undertaken a number of initiatives to minimize the impact of cost overruns and inefficiencies in our U.S. manufacturing facilities.  While certain of these initiatives are ongoing, the negative impact on gross profit was largely mitigated in the quarter when compared to recent quarters.  As our sales and marketing and engineering resources are largely fixed in nature, the higher revenue in the six months resulted in higher segment profitability.     The Process Products segment was also negatively impacted in fiscal 2014 by transition costs and manufacturing inefficiencies as we began fabrication in new manufacturing facilities in Denton, Texas and Zhenjiang, China.

Environmental Systems

Our Environmental Systems segment represented 36% and 17% of our revenue for the six months ended December 27, 2014 and December 28, 2013, respectively. The following table summarizes Environmental Systems revenue and operating income (in thousands):

	Six months ended
	December 27,	December 28,
	2014	2013
Revenue	$31,347	$9,918
Gross profit	$11,607	$3,700
Operating income	7,523	2,260
Operating income as % of revenue	24.0%	22.8%

Revenue from Environmental Systems increased $21.4 million in the six months ended December 27, 2014, when compared to the six months ended December 28, 2013, because of demand for our Environmental Systems solutions and the contribution of $9.1 million of revenue during fiscal 2015 from the acquisition of CCA. The higher margin reflects the relative complexity of certain large projects in process during the current period.

Environmental Systems operating income as a percentage of revenue in the six months ended December 27, 2014 increased to 24.0%, compared to 22.8% for the six months ended December 28, 2013. The increase in operating income as a percentage of revenue reflects the positive impact on segment profitability of fixed operating costs being leveraged on higher revenue.

Contingencies

From time to time we are involved in various litigation, claims and assessment matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Decline in Oil Prices

We traditionally have about one quarter of our products sold to customers in the oil industry, either at the upstream production point or downstream refinery or petro chemical processing plants.  This key end market segment has been impacted by the recent decline of oil prices.  Depending on the severity and duration of the decline in oil prices, we could see a negative impact on new project awards related to oil production projects, particularly in the Canadian and Latin American markets.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the six months ended December 27, 2014 and December 28, 2013 (in millions):

	Six Months Ended
	December 27, 2014	December 28, 2013
Backlog at beginning of period	$115.9	$84.2
Net bookings	77.4	72.2
Revenue recognized	(86.2)	(58.7)
Backlog at end of period	$107.1	$97.7

PMFG, Inc. and Subsidiaries

Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Our backlog increased $9.4 million from December 28, 2013 to $107.1 million at December 27, 2014. The increase in backlog reflects the relative strength in bookings in comparison to the prior year. Approximately $7 million of the backlog value is subject to customer-driven delays attributed to uncertainties surrounding the extent and duration of recent declines in oil prices.  Excluding these projects, for which the timeline for completion is uncertain, we expect approximately 85%  of the backlog as of December 27, 2014 will be recognized as revenue over the next 12 months.

Financial Position

Assets. Total assets increased by $6.6 million, or 3.9%, from $167.2 million at June 28, 2014, to $173.8 million at December 27, 2014. On December 27, 2014, we held cash, including restricted cash, and cash equivalents of $38.6 million, had working capital of $53.2 million and a current liquidity ratio of 1.9-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $42.8 million, working capital of $55.1 million, and a current liquidity ratio of 2.1-to-1.0 at June 28, 2014.

Liabilities and Equity. Total liabilities increased by $7.1 million, or 10.3%, from $69.8 million at June 28, 2014 to $76.9 million at December 27, 2014. The increase in our total liabilities is attributed to an increase in accounts payable, billings in excess of costs and earnings on uncompleted contracts and other accrued liabilities.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically invoice our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At December 27, 2014, the balance of these working capital accounts was $21.2 million compared to $17.3 million at June 28, 2014, reflecting an increase of our investment in these working capital items of $3.9 million.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7  in the Notes to the Consolidated Financial Statements). As of December 27, 2014 and June 28, 2014, we had outstanding letters of credit and bank guarantees of $18.0 million and $20.4 million, respectively.

Our cash and cash equivalents were $38.6 million as of December 27, 2014, compared to $42.8 million at June 28, 2014, of which $14.5 million and $15.6 million were restricted as collateral for stand-by letters of credit and bank guarantees at December 27, 2014, and June 28, 2014, respectively.

During the six months ended December 27, 2014, cash used in operating activities was $0.7 million compared to cash used in operating activities of $0.9 million for the six months ended December 28, 2013. Our cash used in operating activities primarily reflects an increase of our investment in working capital.

Cash used in investing activities was $0.9 million for the six months ended December 27, 2014, compared to cash used in investing activities of $8.4 million for the six months ended December 28, 2013. Cash used in investing activities during the six months ended December 27, 2014, primarily related to additions to our manufacturing facility in Zhenjiang, China, offset in part by reductions in restriced cash. Cash used in investing activities during the six months ended December 28, 2013, primarily related to construction costs incurred to date on our manufacturing facilities in Denton, Texas and Zhenjiang, China.

Cash used in financing activities during the six months ended December 27, 2014 was $1.4 million compared to cash provided by financing activities of $12.0 million during the six months ended December 28, 2013. The cash used in financing activities for the six months ended December 27, 2014 was due to the payment of long-term debt. The cash provided by financing activities for the six months ended December 28, 2013 primarily consisted of proceeds from long-term debt as we drew on our construction term loan and the equity contribution from a non-controlling interest in our China subsidiary, offset by a payment of long-term debt.

As a result of the events described above, our cash and cash equivalents during the six months ended December 27, 2014, decreased by $3.1 million compared to an increase of $3.1 million during the six months ended December 28, 2013.

PMFG, Inc. and Subsidiaries

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

During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting, or in other factors, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PMFG, INC.

Date: February 5, 2015	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2015	/s/ Ronald L McCrummen
Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)