Form 10-Q
period 2015-03-28
PMFG, Inc.
filed 2015-05-07
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

The number of shares of the registrant’s common stock outstanding on April 29, 2015, was 21,299,106.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 28,	June 28,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,287	$27,274
Restricted cash	16,136	15,570
Accounts receivable - trade, net of allowance for doubtful accounts of $279 and $216 at March 28, 2015 and June 28, 2014	32,204	26,256
Inventories, net	10,395	10,833
Costs and earnings in excess of billings on uncompleted contracts	22,939	19,854
Deferred income taxes	477	477
Other current assets	4,448	4,570
Total current assets	105,886	104,834

Property, plant and equipment, net	31,668	31,633
Intangible assets, net	10,989	11,870
Goodwill	15,799	16,076
Deferred income taxes	2,059	2,097
Other assets	560	713
Total assets	$166,961	$167,223
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,014	$19,914
Current maturities of long-term debt	2,409	2,408
Billings in excess of costs and earnings on uncompleted contracts	8,734	8,848
Commissions payable	2,137	2,422
Income taxes payable	114	463
Deferred income taxes	220	304
Accrued product warranties	2,566	2,527
Customer deposits	3,314	3,129
Accrued liabilities and other	8,189	9,710
Total current liabilities	54,697	49,725
Long-term debt	12,748	14,149
Deferred income taxes	4,157	4,157
Other long-term liabilities	1,642	1,720
Commitments and contingencies
Stockholders' equity:
Common stock – authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 21,299,106 and 21,062,721 shares at March 28, 2015 and June 28, 2014, respectively	213	211
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares outstanding at March 28, 2015 or June 28, 2014	—	—
Additional paid-in capital	98,680	97,545
Accumulated other comprehensive loss	(3,915)	(587)
Accumulated deficit	(7,078)	(5,270)
Total PMFG, Inc.'s stockholders' equity	87,900	91,899
Noncontrolling interest	5,817	5,573
Total equity	93,717	97,472
Total liabilities and equity	$166,961	$167,223

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$34,766	$32,273	$120,945	$90,958
Cost of goods sold	26,185	24,231	84,733	65,080
Gross profit	8,581	8,042	36,212	25,878
Operating expenses:
Sales and marketing	3,146	3,489	10,864	10,127
Engineering and project management	3,024	2,726	9,614	7,624
General and administrative	5,118	5,444	16,888	14,979
	11,288	11,659	37,366	32,730
Operating loss	(2,707)	(3,617)	(1,154)	(6,852)
Other income (expense):
Interest income	25	31	59	63
Interest expense	(674)	(436)	(1,491)	(1,142)
Foreign exchange gain (loss)	(197)	(194)	(97)	(666)
Other income	1,280	13	1,585	84
	434	(586)	56	(1,661)
Loss before income taxes	(2,273)	(4,203)	(1,098)	(8,513)
Income tax benefit (expense)	(38)	439	(447)	254
Net loss	$(2,311)	$(3,764)	$(1,545)	$(8,259)
Net income attributable to noncontrolling interest	62	17	263	117
Net loss attributable to PMFG, Inc.	$(2,373)	$(3,781)	$(1,808)	$(8,376)
Weighted-average common shares outstanding:
Basic	21,301	21,097	21,266	21,092
Options outstanding	—	—	—	—
Restricted stock units	—	—	—	—
Diluted	21,301	21,097	21,266	21,092
Basic loss per common share	$(0.11)	$(0.18)	$(0.09)	$(0.40)
Diluted loss per common share	$(0.11)	$(0.18)	$(0.09)	$(0.40)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Nine months ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net loss	$(2,311)	$(3,764)	$(1,545)	$(8,259)
Other comprehensive loss:
Foreign currency translation adjustment	(1,187)	(99)	(3,347)	1,216
Comprehensive loss	(3,498)	(3,863)	(4,892)	(7,043)
Net income attributable to noncontrolling interest	62	17	263	117
Other comprehensive income (loss):
Foreign currency translation adjustment	4	(67)	(19)	(27)
Comprehensive income (loss) attributable to noncontrolling interests	66	(50)	244	90
Comprehensive loss attributable to PMFG, Inc.	$(3,564)	$(3,813)	$(5,136)	$(7,133)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Loss	Total Stockholders' Equity	Non Controlling Interest	Total Equity
Balance at June 28, 2014	21,063	$211	$97,545	$(5,270)	$(587)	$91,899	$5,573	$97,472
Net income (loss)	—	—	—	(1,808)	—	(1,808)	263	(1,545)
Foreign currency translation adjustment	—	—	—	—	(3,328)	(3,328)	(19)	(3,347)
Stock-based compensation, net of forfeitures	236	2	1,135	—	—	1,137	—	1,137
Balance at March 28, 2015	21,299	$213	$98,680	$(7,078)	$(3,915)	$87,900	$5,817	$93,717

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	March 28,	March 29,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,545)	$(8,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,960	1,851
Amortization of deferred finance charges	170	184
Stock-based compensation	1,137	755
Bad debt expense	197	64
Inventory valuation reserve	(45)	(65)
Provision for warranty expense	952	726
Gain on disposal of property	—	(325)
Gain on sale of product line	(1,238)	—
Foreign exchange (gain) loss	97	666
Change in fair value of interest rate swap	133	99
Changes in operating assets and liabilities:
Accounts receivable	(6,780)	(5,024)
Inventories	224	(4,353)
Costs and earnings in excess of billings on uncompleted contracts	(3,435)	(2,193)
Other assets	58	(1,617)
Accounts payable	6,834	6,438
Billings in excess of costs and earnings on uncompleted contracts	(163)	4,958
Commissions payable	(285)	(188)
Income taxes	(383)	452
Product warranties	(913)	(705)
Accrued liabilities and other	(1,584)	1,012
Net cash used in operating activities:	(4,609)	(5,524)
Cash flows from investing activities:
Increase in restricted cash	(1,157)	(6)
Purchases of property and equipment	(1,723)	(9,172)
Net proceeds from sale of property	3	521
Sale of product line	2,250	—
Business acquisition, net of cash received	—	(8,891)
Net cash used in investing activities	(627)	(17,548)
Cash flows from financing activities:
Payment of debt	(3,016)	(533)
Proceeds from short-term debt	1,606	1,634
Proceeds from long-term debt	—	9,311
Payments of deferred consideration	(226)	(37)
Equity contribution from noncontrolling interest	—	1,607
Net cash provided by (used in) financing activities	(1,636)	11,982

Consolidated Statements of Cash Flows continued on next page

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

(In thousands)

	Nine months ended
	March 28,	March 29,
	2015	2014
	(unaudited)
Effect of exchange rate changes on cash and cash equivalents	(1,115)	643
Net decrease in cash and cash equivalents	(7,987)	(10,447)
Cash and cash equivalents at beginning of period	27,274	53,020
Cash and cash equivalents at end of period	$19,287	$42,573
Supplemental information on cash flow:
Income taxes paid	$231	$399
Interest paid	$1,204	$908

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

March 28, 2015

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of PMFG, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. References to “Company,” “we,” “us” and “our” refer to PMFG, Inc. and its subsidiaries. The consolidated financial statements of the Company as of March 28, 2015 and for the three and nine months ended March 28, 2015 and March 29, 2014 are unaudited and, in the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods have been included and are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

Each of the Company’s interim reporting periods ends on the Saturday closest to the last day of the corresponding quarterly calendar period. References to “fiscal 2015” and “fiscal 2014” refer to fiscal years ended June 27, 2015 and June 28, 2014, respectively. The third quarters of fiscal 2015 and fiscal 2014 ended on March 28, 2015 and March 29, 2014, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash balances, including restricted cash, held within and outside the United States are as follows (in thousands):

	March 28,	June 28,
	2015	2014
Domestic	$20,358	$19,351
International	15,065	23,493
Total	$35,423	$42,844

The Company maintains cash balances in bank accounts that normally exceed Federal Deposit Insurance Corporation insured limits. As of March 28, 2015 and June 28, 2014, cash held in the United States exceeded federally insured limits by $8.3 million and $9.1 million, respectively. The Company has not experienced any losses related to this cash concentration.

The Company had restricted cash balances of $16.1 million and $15.6 million as of March 28, 2015 and June 28, 2014, respectively. Foreign restricted cash balances were $4.1 million and $5.6 million as of March 28, 2015 and June 28, 2014, respectively. Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the ordinary course of business and to secure the term loans and letters of credit as required under the terms of our existing Credit Agreement.

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

March 28, 2015

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

Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Nine months ended
	March 28,	March 29,
	2015	2014
Balance at beginning of period	$216	$300
Bad debt expense	197	64
Acquired - CCA	—	26
Accounts written off	(134)	(80)
Balance at end of period	$279	$310

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

In September 2013, the Company exited its leased manufacturing and office facility in Zhenjiang, China. The property was leased from the noncontrolling interest owner of Peerless Propulsys. Early termination of the lease resulted in $0.2 million of expense included in costs of goods sold in the nine months ended March 29, 2014.

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

March 28, 2015

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

March 28, 2015

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

At March 28, 2015, the Company had $15.1 million of operating loss carry forwards, primarily in the United States and the United Kingdom. The portion attributable to the United States is available for carryover to future periods, subject to certain limitations with expirations beginning in fiscal 2034. The operating loss carryforward from the United Kingdom has no expiration. A valuation allowance of $5.1 million has been established to reduce the credits to the estimated future realization of the tax related benefit.

Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share by dividing the earnings (loss) applicable to PMFG, Inc. stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options, restricted stock units and warrants granted using the treasury stock method. For the three and nine months ended March 28, 2015, 171,067 restricted stock units with performance and service-based restrictions were excluded from the calculation of dilutive securities because they were anti-dilutive.  Options to acquire 12,000 shares of common stock were excluded from the calculation of dilutive securities for the three months ended March 28, 2015 because they were anti-dilutive.  For the three and nine months ended March 29, 2014, 72,339 restricted stock units with performance and service-based restrictions were excluded from the calculation of dilutive securities because they were anti-dilutive. Options to acquire 37,200 shares of common stock were excluded from the calculation of dilutive securities for the three and nine months ended March 29, 2014 because they were anti-dilutive. Warrants to acquire 839,063 shares of common stock were excluded from the calculation of dilutive securities for the three and nine months ended March 29, 2014, because they were anti-dilutive. All warrants expired on September 4, 2014.

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

March 28, 2015

fiscal 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. Management is assessing the expected impact of this new guidance on our consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for the Company beginning in fiscal 2017. We are currently evaluating the impact of this standard on our consolidated financial statements.

2. INVENTORIES

Principal components of inventories are as follows (in thousands):

	March 28,	June 28,
	2015	2014
Raw materials	$7,489	$6,250
Work in progress	3,405	4,840
Finished goods	482	580
	11,376	11,670
Reserve for obsolete and slow-moving inventory	(981)	(837)
	$10,395	$10,833

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	March 28,	June 28,
	2015	2014

Costs incurred on uncompleted contracts and estimated earnings	$106,170	$97,551
Less billings to date	(91,965)	(86,545)
	$14,205	$11,006

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	March 28,	June 28,
	2015	2014
Costs and earnings in excess of billings on uncompleted contracts	$22,939	$19,854
Billings in excess of costs and earnings on uncompleted contracts	(8,734)	(8,848)
	$14,205	$11,006

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The reporting units used in assessing goodwill are the same as the Company’s reportable segments, Process Products and Environmental Systems. The goodwill acquired with the purchase of Combustion Components Associates, Inc. (“CCA”) in fiscal 2014 is allocated to and assessed at the Environmental Systems segment, and the remaining goodwill is assessed at the Process Products segment. In March 2015, the Company sold its heat exchanger product line including the Alco, Alco-Twin and Bos Hatten brands for $2.3 million. The sale resulted in a gain of $1.2 million included with Other income on the Consolidated Statements of Operations. The goodwill associated with the sale of the heat exchanger product line was previously included in the Process Products segment.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

March 28, 2015

Goodwill

The following table shows the activity and balances related to goodwill from June 28, 2014 through March 28, 2015 (in thousands):

Balance as of June 28, 2014	$16,076
Goodwill from Sale:
Allocation from sale of heat exchanger product line	(277)
Balance as of March 28, 2015	$15,799

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Estimated Remaining Useful Life (Years)	Gross Value March 28, 2015	Accumulated Amortization	Net Book Value March 28, 2015	Gross Value June 28, 2014	Accumulated Amortization	Net Book Value June 28, 2014
Design guidelines	Indefinite	$3,916	$—	$3,916	$4,060	$—	$4,060
Customer relationships	7	8,515	(4,452)	4,063	8,840	(4,112)	4,728
Trade names	Indefinite	3,010	—	3,010	3,082	—	3,082
		$15,441	$(4,452)	$10,989	$15,982	$(4,112)	$11,870

Amortization expense on finite-lived intangible assets was $0.2 million for each of the three months ended March 29, 2014 and March 28, 2015. Amortization expense of finite-lived intangibles assets for the nine months ended March 28, 2015 and March 29, 2014 was $0.5 million and $0.5 million, respectively. Intangible assets, net, were reduced in the current quarter by $0.4 million as a result of the sale of the heat exchanger product line. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year
2015	$145
2016	579
2017	578
2018	573
2019	573

5. ACCRUED PRODUCT WARRANTIES

Accrued product warranty activity is as follows (in thousands):

	Nine months ended
	March 28,	March 29,
	2015	2014
Balance at beginning of period	$2,527	$2,241
Provision for warranty expenses	952	726
Acquired - CCA	—	200
Warranty charges	(913)	(705)
Balance at end of period	$2,566	$2,462

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

March 28, 2015

6. ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	March 28,	June 28,
	2015	2014
Accrued compensation	$2,444	$2,735
Accrued services	3,313	3,839
Subsidiary short term debt	1,609	1,608
Deferred consideration	86	567
Other	737	961
	$8,189	$9,710

In July 2013, the Company obtained short-term financing from Bank of China Limited. The financing provided for borrowings up to CN¥10 million ($1.6 million) at an interest rate of 6.6%, with interest payable quarterly. All amounts outstanding were paid with cash on hand in July 2014.   In December 2014, the Company borrowed CN¥10 million ($1.6 million) at an interest rate of 6.4%, with interest payable monthly, due in December 2015.

In fiscal 2014, the Company accrued $0.6 million of deferred consideration in connection with the CCA acquisition. The Company assessed the remaining liability to CCA in the second quarter of fiscal 2015 and reduced the liability accordingly. The $0.3 million adjustment is included in other income and expense in the Consolidated Statement of Operations for the nine month period ending March 28, 2015.

7. DEBT

Outstanding long-term debt obligations are as follows (in thousands):

		March 28,	June 28,
	Maturities	2015	2014
Term loan A	2019	$708	$981
Term loan B	2022	9,139	9,466
PCMC loan	2017	5,310	6,110
Total long-term debt		15,157	16,557
Less current maturities		(2,409)	(2,408)
Total long-term debt, net of current portion		$12,748	$14,149

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

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date. Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve. At March 28, 2015, there were no outstanding borrowings and approximately $2.4 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $7.8 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

March 28, 2015

The Company is required to make quarterly principal payments on the term loans. The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans. As of March 28, 2015, the remaining maturities on long-term debt are as follows:

Fiscal Year
2015	$1,205
2016	2,559
2017	2,649
2018	2,108
2019	1,204
Thereafter	5,432
$15,157

Interest on all loans must generally be paid quarterly. Interest rates on term loans use floating rates plus  1⁄2 of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters. The rate at March 28, 2015 was 2.9%.

At March 28, 2015, the Company was required to maintain a Consolidated Total Leverage Ratio (“CTL”) not to exceed 1.75 to 1.00. The CTL ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with GAAP.

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

In fiscal 2014, the Company obtained an amendment to the Credit Agreement. Pursuant to the amendment, if the Debt Service Coverage Ratio (“DSC”) is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014.  In March 2015, the Company amended the Credit Agreement to increase the minimum amount which must be maintained in a blocked collateral account from $10.0 million to $12.0 million.  In connection with the sale of the of heat exchanger product line, the Company obtained a limited one-time waiver for the $500,000 aggregate limitation on the dispositions included in the Credit Agreement.  The waiver included a provision that the Company deposit $2.0 million in the blocked collateral account concurrent with the receipt of proceeds from the sale of the heat exchanger product line.  On March 27, 2015, the Company received proceeds of $2.3 million from the sale of the heat exchanger product line and deposited $2.0 million into the blocked collateral account in accordance with the amended Credit Agreement and the limited one-time waiver.

The Company may withdraw the cash in the collateral account when it achieves a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base deficiency then exists. The DSC ratio is calculated as the ratio of the Company’s consolidated EBITDA, as defined in the Credit Agreement, less certain restricted cash payments, capitalized expenditures and taxes to the Company’s consolidated fixed charges, which is the sum of the Company’s current maturities of long-term debt and the amount of cash paid for interest on a trailing 12 month basis. At March 28, 2015, the Company’s DSC ratio was below 1.50 to 1.00, requiring restricted cash of $12.0 million to be on deposit with Citibank, N.A.

In July 2013, the Company’s subsidiary in China entered into a loan agreement with Bank of China Limited. The loan agreement provides for a loan commitment of CN¥43.0 million ($6.9 million) to fund the construction of a manufacturing facility in Zhenjiang, China. The loan is secured by PCMC’s property, plant and equipment. The loan matures on December 20, 2017. At March 28, 2015,

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

March 28, 2015

there was an outstanding borrowing of CN¥33.0 million ($5.3 million). Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan which will be paid using cash on hand in China. Interest rates use floating rates as established by The People’s Bank of China. The rate at March 28, 2015 was 7.0%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At March 28, 2015, PCMC was in compliance with all of its debt covenants. PCMC had bank guarantees of $0.4 million and $0.8 million at March 28, 2015 and June 28, 2014, respectively, secured by $0.4 million and $0.8 million of restricted cash balances.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($8.9 million) at March 28, 2015 and £6.0 million ($10.2 million) at June 28, 2014. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.9 million ($2.8 million) at March 28, 2015 and £1.8 million ($3.0 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets. At March 28, 2015 there was £4.4 million ($6.7 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was £4.6 million ($7.9 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($5.2 million) at March 28, 2015 and €4.8 million ($6.6 million) at June 28, 2014. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.7 million ($0.7 million) at March 28, 2015 and €0.9 million ($1.2 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets. At March 28, 2015, there was €1.8 million ($2.0 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was €2.8 million ($3.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $1.0 million and $1.5 million at March 28, 2015 and June 28, 2014, respectively. At March 28, 2015 and June 28, 2014, these guarantees are secured with a cash deposit of $0.2 million and $0.6 million, respectively, and a protective letter of credit issued by the Company to Citibank.

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

The Company issues surety bonds as an alternative to issuance of letters of credit or bank guarantees.  The Company was contingently liable for $12.1 million and $11.7 million of outstanding surety bonds at March 28, 2015 and June 28, 2014, respectively.

From time to time the Company is involved in various litigation, claims and assessment matters arising in the ordinary course of business. The Company accrues for contingencies when losses are both probable and reasonably estimable.

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

March 28, 2015

9. STOCK-BASED COMPENSATION

The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended March 28, 2015 and March 29, 2014 (in thousands, except share amounts):

	Nine months ended
	March 28,		March 29,
	2015		2014
Grant Type	Number of Shares Granted	Fair Value of Grant	Number of Shares Granted	Fair Value of Grant
Stock to directors	44,196	$240	40,430	$300
Restricted stock awards	170,750	971	101,410	752
Performance based restricted stock units (at target)	96,363	523	77,460	575

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

The Company recognized $1.1 million and $0.8 million of stock-based compensation expense in the nine months ended March 28, 2015 and March 29, 2014, respectively. The Company recognized $0.3 million and $0.2 million of stock-based compensation expense in the three months ended March 28, 2015 and March 29, 2014, respectively.

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company has entered into interest rate swap agreements that effectively convert the interest rates on the long-term debt issued under the Credit Agreement from floating to fixed rates. The following table summarizes the interest rate agreements in effect as of March 28, 2015 (in thousands):

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

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

March 28, 2015

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Liabilities
	March 28,	June 28,
	2015	2014
Interest rate swap contracts	$(201)	$(68)

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

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value
	as of
	March 28, 2015	Level 1	Level 2	Level 3
Liability - Interest rate swap contracts	$(201)	$—	$(201)	$—

	Fair Value
	as of
	June 28, 2014	Level 1	Level 2	Level 3
Liability - Interest rate swap contracts	$(68)	$—	$(68)	$—

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

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented. Segment information and a reconciliation to

PMFG, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—Unaudited

March 28, 2015

consolidated operating income (loss) for the three and nine months ended March 28, 2015 and March 29, 2014 are presented below (in thousands):

	Three months ended		Nine months ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Revenue:
Process Products	$23,099	$24,170	$77,931	$72,937
Environmental Systems	11,667	8,103	43,014	18,021
	$34,766	$32,273	$120,945	$90,958
Operating income (loss):
Process Products	$(182)	$24	$5,618	$4,063
Environmental Systems	2,593	1,803	10,116	4,064
Corporate and other unallocated expenses	(5,118)	(5,444)	(16,888)	(14,979)
	$(2,707)	$(3,617)	$(1,154)	$(6,852)

12. SUBSEQUENT EVENTS

On May 3, 2015 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CECO Environmental Corp. (“CECO”) and two direct wholly owned subsidiaries of CECO. The boards of directors of the Company and CECO have each unanimously approved the Merger Agreement.

Pursuant to the terms of the Merger Agreement, CECO will acquire all of the outstanding shares of the Company’s common stock for a combination of cash and stock valued at $6.85 per share. Company stockholders will be able to elect whether to receive cash or stock consideration subject to a proration so that approximately 45% of the outstanding shares of Company common stock will be exchanged for cash consideration and 55% for stock consideration. The stock consideration is subject to a 10% symmetrical collar in which the exchange ratio of shares of CECO common stock exchangeable for PMFG common stock will fluctuate within the collar, but no further increase in the exchange ratio will be made if the CECO common stock trading price at closing is less than $10.61, and no further decrease in the exchange ratio will be made if the CECO common stock trading price is greater than $12.97.

The Merger Agreement contains a “go-shop” provision pursuant to which the Company has the right to solicit, receive, evaluate and engage in discussions and negotiations with respect to competing proposals through July 7, 2015 (the “Go-Shop Expiration Date”). Before the Merger Agreement is approved by the Company’s stockholders, the Company may terminate the Merger Agreement to enter into a “Superior Proposal” (as defined in the Merger Agreement), provided that the Company complies with the requirements under the Merger Agreement, including, among other things, giving 24 hours’ advance notice to CECO and negotiating with CECO in good faith to make any adjustments to the Merger Agreement, if any are offered by CECO. If the Company terminates the Merger Agreement in connection with a Superior Proposal, the Company will pay CECO a termination fee of $1.6 million and reimburse CECO’s expenses in an amount up to an additional $1.6 million.

The completion of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including the approval of the stockholders of both CECO and the Company and antitrust approval. The transaction is expected to close in the third quarter of calendar 2015.

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

Our products and systems are marketed worldwide. Revenue generated from outside of the United States represented 41% of total revenue in the nine months ended March 28, 2015 compared to 42% in the nine months ended March 29, 2014. As a result of the global demand for our products and the breadth of our global sales and support resources, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future. International markets, and in particular emerging markets such as China, India, Latin America, and Northern Africa, will be subject to significant variations in demand from period to period.

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

We have two reporting segments: Process Products and Environmental Systems. The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes. The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion nitrogen oxide (NOx) control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include combustion systems, SCR systems and SNCR systems.

Key Drivers of Product Demand

We believe demand for our products is driven by the increasing demand for energy in both developed and emerging markets, coupled with the global trend towards increasingly restrictive environmental regulations. These trends should stimulate investment in new power generation facilities and related infrastructure, and in upgrading existing facilities.

PMFG, Inc. and Subsidiaries

With a shift to cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas, nuclear and renewable resources. In developed markets, natural gas is increasingly becoming one of the energy sources of choice. We supply product offerings throughout the entire natural gas infrastructure value chain and believe the expansion of natural gas infrastructure will drive growth of our process products and the global market for our SCR Systems for natural-gas-fired power plants.

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

We believe these market trends will drive the demand for both our separation/filtration products and our SCR Systems, creating significant opportunities for us. We face strong competition from numerous other providers of custom-engineered systems and products. We, along with other companies that provide alternative products and solutions, are affected by a number of factors, including, but not limited to, global economic conditions, price stability of oil and natural gas, level of capital spending by companies engaged in energy production, processing, transportation, storage and distribution, as well as current and anticipated environmental regulations.

Recent Developments

On March 27, 2015 we sold our heat exchanger product line including the Alco, Alco-Twin, and Bos-Hatten brands.  The product line was acquired in 2008 in connection with the purchase of Nitram Energy, Inc.  The heat exchanger product line represented approximately $1.4 million and $4.5 million of revenue in the three and nine month periods ended March 28, 2015, respectively, and approximately $1.4 million and $4.6 million of revenue in the three and nine month periods ended March 29, 2014, respectively.  The sale resulted in a gain of $1.2 million included with Other income (expense) in the Consolidated Statements of Operations.

On May 3, 2015 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CECO Environmental Corp. (“CECO”) and two direct wholly owned subsidiaries of CECO. The boards of directors of the Company and CECO have each unanimously approved the Merger Agreement.

Pursuant to the terms of the Merger Agreement, CECO will acquire all of the outstanding shares of the Company’s common stock for a combination of cash and stock valued at $6.85 per share. Company stockholders will be able to elect whether to receive cash or stock consideration subject to a proration so that approximately 45% of the outstanding shares of Company common stock will be exchanged for cash consideration and 55% for stock consideration. The stock consideration is subject to a 10% symmetrical collar in which the exchange ratio of shares of CECO common stock exchangeable for PMFG common stock will fluctuate within the collar, but no further increase in the exchange ratio will be made if the CECO common stock trading price at closing is less than $10.61, and no further decrease in the exchange ratio will be made if the CECO common stock trading price is greater than $12.97.

The Merger Agreement contains a “go-shop” provision pursuant to which the Company has the right to solicit, receive, evaluate and engage in discussions and negotiations with respect to competing proposals through July 7, 2015 (the “Go-Shop Expiration Date”). Before the Merger Agreement is approved by the Company’s stockholders, the Company may terminate the Merger Agreement to enter into a “Superior Proposal” (as defined in the Merger Agreement), provided that the Company complies with the requirements under the Merger Agreement, including, among other things, giving 24 hours’ advance notice to CECO and negotiating with CECO in good faith to make any adjustments to the Merger Agreement, if any are offered by CECO. If the Company terminates the Merger Agreement in connection with a Superior Proposal, the Company will pay CECO a termination fee of $1.6 million and reimburse CECO’s expenses in an amount up to an additional $1.6 million.

The completion of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including the approval of the stockholders of both CECO and the Company and antitrust approval. The transaction is expected to close in the third quarter of calendar 2015.

Critical Accounting Policies

See the Company’s critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of our Annual Report on Form 10-K for the year ended June 28, 2014. Since the date of that report, there have been no material changes to our critical accounting policies.

PMFG, Inc. and Subsidiaries

Results of Operations

The following summarizes our Consolidated Statements of Operations as a percentage of revenue:

	Three months ended		Nine months ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.3	75.1	70.1	71.5
Gross profit	24.7	24.9	29.9	28.5
Operating expense	32.5	36.1	30.9	36.0
Operating loss	(7.8)	(11.2)	(1.0)	(7.5)
Other expense, net	1.2	(1.8)	0.0	(1.8)
Loss before income taxes	(6.6)	(13.0)	(1.0)	(9.3)
Income tax benefit (expense)	(0.1)	1.4	(0.4)	0.3
Net loss	(6.7)%	(11.6)%	(1.4)%	(9.1)%
Net income attributable to noncontrolling interest	0.2	0.1	0.2	0.1
Net loss attributable to PMFG, Inc.	(6.9)%	(11.7)%	(1.6)%	(9.2)%

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

Quarter Ended March 28, 2015 Compared to Quarter Ended March 29, 2014

Revenue. We classify revenue as domestic or international based upon the origination of the order. Revenue generated by orders originating from within the United States is classified as domestic revenue, regardless of where the product is shipped or where it will eventually be installed. Revenue generated by orders originating from a country other than the United States is classified as international revenue. International revenue was approximately 40% and 37% of consolidated revenue in the quarters ended March 28, 2015 and March 29, 2014, respectively.

The following summarizes consolidated revenue (in thousands):

	Three months ended
	March 28,	% of Total	March 29,	% of Total
	2015	Revenue	2014	Revenue
Domestic	$20,862	60.0%	$20,381	63.2%
International	13,904	40.0%	11,892	36.8%
Total	$34,766	100.0%	$32,273	100.0%

PMFG, Inc. and Subsidiaries

Total revenue increased $2.5 million, or 7.7%, to $34.8 million in the third quarter of fiscal 2015 compared to the same period in fiscal 2014. The higher revenue in fiscal 2015 reflects the increased demand for our environmental systems application and the addition of CCA, which was acquired in March 2014.

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

	Three months ended
	March 28,	% of Total	March 29,	% of Total
	2015	Revenue	2014	Revenue
Revenue	$34,766	100.0%	$32,273	100.0%
Cost of goods sold	26,185	75.3%	24,231	75.1%
Gross profit	$8,581	24.7%	$8,042	24.9%

Gross profit in the third quarter of fiscal 2015 increased $0.5 million compared to the same period in fiscal 2014. The increase in fiscal 2015 gross profit is attributed to the higher revenue partially offset by cost overruns and customer back charges on two projects completed during the quarter.  Such overruns and back charges reduced gross margin by approximately $1.9 million in the quarter.

Operating Expenses. The following summarizes operating expenses (in thousands):

	Three months ended
	March 28,	% of Total	March 29,	% of Total
	2015	Revenue	2014	Revenue
Sales and marketing	$3,146	9.0%	$3,489	10.8%
Engineering and project management	3,024	8.7%	2,726	8.4%
General and administrative	5,118	14.7%	5,444	16.9%
Total	$11,288	32.4%	$11,659	36.1%

Operating expenses decreased $0.4 million, or 3.2%, for the third quarter of fiscal 2015 compared to the same period in fiscal 2014. Operating expenses as a percentage of revenue decreased from period to period primarily due to higher revenue. Additionally, operating expenses in the third quarter of fiscal 2014 included some costs which were not repeated in fiscal 2015, including due diligence and transaction costs associated with the acquisition of CCA, implementation of the ERP system in our European locations, and incremental costs associated with our nuclear product line and joint development agreement.  These cost savings were offset in part by the on-going operating expenses associated with CCA.  The change in operating expenses in the third quarter of fiscal 2015 is as follows:

Three months ended
March 28,
2015
CCA expenses	$865
Fiscal 2014 acquisition/system implementation/joint development costs	(1,035)
Personnel	(140)
Other	(61)
$(371)

Other Income and Expense. The following summarizes other income and expense (in thousands):

	Three months ended
	March 28,	March 29,
	2015	2014
Interest income	$25	$31
Interest expense	(674)	(436)
Foreign exchange gain (loss)	(197)	(194)
Other income, net	1,280	13
Total other income (expense)	$434	$(586)

PMFG, Inc. and Subsidiaries

Total other income (expense) was a net income of $0.4 million and a net expense of ($0.6) million in the third quarter of fiscal 2015 and 2014, respectively. The three months ended March 28, 2015 reported other income of $1.3 million, driven largely by the gain on the sale of heat exchanger product line.

Income Taxes. Our effective income tax rates were (1.7)% and 10.4% for the quarters ended March 28, 2015 and March 29, 2014, respectively. Our effective tax rate differs from the statutory rate primarily because of earnings generated in tax jurisdictions where the Company has net operating loss carryforward credits.

Net Loss. For the three months ended March 28, 2015, the net loss was $2.3 million, a decrease of $1.5 million compared to a net loss of ($3.8) million in the three months ended March 29, 2014.  Basic and diluted loss per share attributable to our common stockholders was a loss of ($0.11) per share for the third quarter of fiscal 2015 compared to a loss of ($0.18) per share for the third quarter of fiscal 2014.

Results of Operations – Segments

We have two reporting segments: Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes. Process Products represented 66% and 75% of our revenue in the quarters ended March 28, 2015 and March 29, 2014, respectively. The relative mix of Process Products revenue declined compared to the third quarter of fiscal 2014 because of the acquisition of CCA to our Environmental Systems segment and the growing demand for environmental systems solutions.

The following summarizes the Process Products segment revenue and operating income (in thousands):

	Three months ended
	March 28,	March 29,
	2015	2014
Revenue	$23,099	$24,170
Gross profit	4,168	5,304
Operating income	(182)	24
Operating income as % of revenue	-0.8%	0.1%

Process Products revenue decreased $1.1 million, or 4.4%, to $23.1 million in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014. The lower revenue is attributed to lower relative revenue from separation and filtration projects in the United States and Eastern European regions.

Process Products operating income decreased $0.2 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.  Gross profit as a percentage of revenue was 18.0% in fiscal 2015 compared to 21.9 % in the prior year.  Gross profit was negatively impacted by cost overruns and liquidated damages totaling $1.4 million in the third quarter of fiscal 2015 resulting from a single contract for nuclear steam dryers.  Changes in the customer-imposed manufacturing requirements implemented late in the fabrication cycle contributed to cost overruns and liquidated damages.

The heat exchanger product line, which we sold on March 27, 2015, contributed approximately $1.4 million of revenue during the three month period ended March 28, 2015 and the three month period ended March 29, 2014.  Negative profit margins combined with operating costs related solely to the heat exchanger product line reduced the Process Products segment operating income by $0.5 million during the third quarter of fiscal 2015 and by $0.3 million during the third quarter of fiscal 2014.

Environmental Systems

The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion NOx control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include SCR systems, combustion systems and SNCR systems. The Environmental Systems segment represented 34% and 25% of our consolidated revenue

PMFG, Inc. and Subsidiaries

in the quarters ended March 28, 2015 and March 29, 2014, respectively. With the increase in demand for environmental system solutions, we anticipate the Environmental Systems segment will continue to be significant as a percentage of our consolidated revenue.

The following summarizes the Environmental Systems segment revenue and operating income (in thousands):

	Three months ended
	March 28,	March 29,
	2015	2014
Revenue	$11,667	$8,103
Gross profit	4,413	2,738
Operating income	2,593	1,803
Operating income as % of revenue	22.2%	22.3%

Environmental Systems revenue increased $3.6 million to $11.7 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, because of the increase in demand for our Environmental Systems solutions and the contribution of $1.3 million of revenue during the quarter from the acquisition of CCA in March 2014. Gross profit as a percent of revenue was 37.8% in the third quarter of fiscal 2015 compared to 33.8% in the prior year. The higher margin reflects the relative complexity of certain large projects in process during the third quarter of fiscal 2015. Gross profit was negatively impacted in the quarter by approximately $0.5 million related to liquidating damages on a contract completed in the quarter.  The liquidated damages settled a customer dispute related to a product design.

Environmental Systems operating income for the third quarter of fiscal 2015 increased $0.8 million compared to the third quarter of fiscal 2014. As a percentage of revenue, operating income remained relatively flat at 22.2% in the third quarter of fiscal 2015 compared to 22.3%, in the third quarter of fiscal 2014.

Nine Months Ended March 28, 2015 Compared to Nine Months Ended March 29, 2014

Results of Operations – Consolidated

Revenue. The following table summarizes consolidated revenue (in thousands):

	Nine months ended
	March 28,	% of Total	March 29,	% of Total
	2015	Revenue	2014	Revenue
Domestic	$71,774	59.3%	$52,399	57.6%
International	49,171	40.7%	38,559	42.4%
Total	$120,945	100.0%	$90,958	100.0%

For the nine months ended March 28, 2015, total revenue increased $30.0 million, or 33.0%. Domestic revenue increased $19.4 million, or 37.0%, in the nine months ended March 28, 2015 when compared to the same period last year. International revenue increased $10.6 million, or 27.5% in the nine months ended March 28, 2015 when compared to the same period last year.  The year-over-year growth in revenue in the United States is largely attributable to higher domestic demand for environmental solutions and our acquisition of CCA.  Year-over-year higher demand for oily water separation solutions in the EMEA region and nuclear power generation in the U.S. and Europe led to an increase in our Process Products segment.

Gross Profit. The following table summarizes revenue, cost of goods sold, and gross profit (in thousands):

	Nine months ended
	March 28,	% of Total	March 29,	% of Total
	2015	Revenue	2014	Revenue
Revenue	$120,945	100.0%	$90,958	100.0%
Cost of goods sold	84,733	70.1%	65,080	71.5%
Gross profit	$36,212	29.9%	$25,878	28.5%

Gross profit increased $10.3 million in the nine months ended March 28, 2015 compared to the nine months ended March 29, 2014. Gross profit, as a percentage of revenue, increased to 29.9% for the nine months ended March 28, 2015 compared to 28.5% for the nine months ended March 29, 2014. Gross profit for the nine months ended March 28, 2015 was negatively impacted by cost

PMFG, Inc. and Subsidiaries

overruns, liquidated damages and customer back charges on two projects completed in the third quarter.  For the nine months ended March 28, 2015, the two projects negatively impacted gross profit by approximately $2.3 million.  During the nine months ended March 29, 2014 we incurred margin deterioration as we transitioned to our new manufacturing facilities in Denton, Texas and Zhenjiang, China.

Operating Expenses. The following table summarizes operating expenses (in thousands):

	Nine months ended
	March 28,	% of Total	March 29,	% of Total
	2015	Revenue	2014	Revenue
Sales and marketing	$10,864	9.0%	$10,127	11.1%
Engineering and project management	9,614	7.9%	7,624	8.4%
General and administrative	16,888	14.0%	14,979	16.5%
Total	$37,366	30.9%	$32,730	36.0%

Operating expenses increased $4.6 million in the nine months ended March 28, 2015 compared to the nine months ended March 29, 2014. As a percentage of revenue, operating expenses decreased to 30.9% for the nine months ended March 28, 2015, from 36.0% in the same period in fiscal 2014. Our operating expenses are largely fixed in nature, operating expenses as a percentage of revenue decreased significantly from period to period primarily due to higher revenue.  The following table summarizes the change in operating expenses:

Nine months ended
March 28,
2015
CCA expenses	$3,702
Fiscal 2014 acquisition/system implementation/joint development costs	(1,035)
Fiscal 2015 system implementation costs	587
Fiscal 2015 process improvement projects	804
Other	578
$4,636

Other Income and Expense. The following table summarizes other income and expenses (in thousands):

	Nine months ended
	March 28,	March 29,
	2015	2014
Interest income	$59	$63
Interest expense	(1,491)	(1,142)
Foreign exchange gain (loss)	(97)	(666)
Other income, net	1,585	84
Total other income (expense)	$56	$(1,661)

For the nine months ended March 28, 2015, total other income (expense) was $0.1 million, an increase of $1.5 million from ($1.6) million for the nine months ended March 29, 2014. The nine months ended March 28, 2015 reported other income of $1.6 million driven largely by the sale of the heat exchanger product line.

Income Taxes. Our effective income tax rates were (40.7)% and 3.0% for the nine months ended March 28, 2015 and March 29, 2014, respectively. For the nine months ended March 28, 2015, the effective tax rate was impacted by earnings in foreign taxing jurisdictions that do not have the benefit of net operating loss carryforward credits. For the nine months ended March 29, 2014, our effective tax rate was impacted by the blend of taxable income in some state and foreign taxing jurisdictions and permanent differences and taxable losses in the United States which recognized no tax benefit.

Net Loss. For the nine months ended March 28, 2015, net loss was $1.5 million, a decrease of $6.7 million compared to net loss of $8.3 million in the nine months ended March 29, 2014.  The decrease in net loss is a result of higher revenues.   Basic and diluted loss per share attributable to our common stockholders was a loss of ($0.09) per share for the nine month period ended March 28, 2015 compared to a loss of ($0.40) per share for the nine month period ended March 29, 2014.

PMFG, Inc. and Subsidiaries

Results of Operations – Segments

Process Products

Our Process Products segment represented 64% and 80% of our revenue for the nine months ended March 28, 2015 and March 29, 2014, respectively. The following table summarizes Process Products revenue and operating income (in thousands):

	Nine months ended
	March 28,	March 29,
	2015	2014
Revenue	$77,931	$72,937
Gross profit	20,192	19,440
Operating income	5,618	4,063
Operating income as % of revenue	7.2%	5.6%

Process Products revenue increased by $5.0 million, or 6.8%, in the nine months ended March 28, 2015 when compared to the nine months ended March 29, 2014.  The increase in revenue is attributed to increased demand in the EMEA region for pressure vessels and oily water separation applications.

Process Products operating income in the nine months ended March 28, 2015 increased by $1.6 million compared to the nine months ended March 29, 2014.  As a percentage of Process Products revenue, operating income was 7.2% in the nine months ended March 28, 2015 compared to 5.6% in the same period in the prior year.  In fiscal 2014, the Process Products segment was negatively impacted by transition costs and manufacturing inefficiencies as we began fabrication in new manufacturing facilities in Denton, Texas and Zhenjiang, China.

Environmental Systems

Our Environmental Systems segment represented 36% and 20% of our revenue for the nine months ended March 28, 2015 and March 29, 2014, respectively. The following table summarizes Environmental Systems revenue and operating income (in thousands):

	Nine months ended
	March 28,	March 29,
	2015	2014
Revenue	$43,014	$18,021
Gross profit	16,020	6,438
Operating income	10,116	4,064
Operating income as % of revenue	23.5%	22.6%

Revenue from Environmental Systems increased $25.0 million in the nine months ended March 28, 2015, when compared to the nine months ended March 29, 2014, because of demand for our Environmental Systems solutions and the contribution of $10.4 million of revenue during fiscal 2015 from the acquisition of CCA. The higher margin reflects the relative complexity of certain large projects in process during the current period.

Environmental Systems operating income as a percentage of revenue in the nine months ended March 28, 2015 increased to 23.5%, compared to 22.6% for the nine months ended March 29, 2014. The increase in operating income as a percentage of revenue reflects the improved gross profit as a percentage of revenue.

Contingencies

From time to time we are involved in various litigation, claims and assessment matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

Decline in Oil Prices

Traditionally one quarter of our products are sold to customers in the oil industry, either at the upstream production point or downstream refinery or petrochemical processing plants.  This key end market segment has been impacted by the recent decline of oil

PMFG, Inc. and Subsidiaries

prices.  Depending on the severity and duration of the decline in oil prices, we could see a negative impact on new project awards related to oil production projects, particularly in international markets.

We noted lower than forecasted bookings in the first two months of the quarter ended March 28, 2015.  The lower than forecasted bookings were due in part to customer-initiated delays in contract awards as they evaluated their portfolio of capital projects.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the nine months ended March 28, 2015 and March 29, 2014 (in millions):

	Nine Months Ended
	March 28, 2015	March 29, 2014
Backlog at beginning of period	$115.9	$84.2
Net bookings	104.8	111.0
Acquired backlog	—	3.0
Revenue recognized	(120.9)	(91.0)
Backlog at end of period	$99.8	$107.2

Backlog includes contractual purchase orders for products that are deliverable in future periods less revenue recognized on such orders to date. Our backlog decreased $7.4 million from March 29, 2014 to $99.8 million at March 28, 2015. Approximately $6 million of the backlog value is subject to customer-driven delays attributed to uncertainties surrounding the extent and duration of recent declines in oil prices.  Excluding these projects, for which the timeline for completion is uncertain, we expect approximately 85% of the backlog as of March 28, 2015 will be recognized as revenue over the next 12 months.

Financial Position

Assets. Total assets decreased by $0.3 million, or 0.2%, from $167.2 million at June 28, 2014, to $167.0 million at March 28, 2015. On March 28, 2015, we held cash, including restricted cash, and cash equivalents of $35.4 million, had working capital of $51.2 million and a current liquidity ratio of 1.9-to-1.0. This compares with cash, including restricted cash, and cash equivalents of $42.8 million, working capital of $55.1 million, and a current liquidity ratio of 2.1-to-1.0 at June 28, 2014.

Liabilities and Equity. Total liabilities increased by $3.5 million, or 5.0%, from $69.8 million at June 28, 2014 to $73.2 million at March 28, 2015. The increase in our total liabilities is attributed to an increase in accounts payable.

Liquidity and Capital Resources

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress-basis based on the attainment of certain milestones. We typically invoice our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital. At March 28, 2015, the balance of these working capital accounts was $19.4 million compared to $17.3 million at June 28, 2014, reflecting an increase of our investment in these working capital items of $2.1 million.

Many of our customers require bank letters of credit or other forms of financial guarantees to secure progress payments and performance. Such letters of credit and guarantees are issued under various bank and financial institution arrangements (see Note 7 in the Notes to the Consolidated Financial Statements). As of March 28, 2015 and June 28, 2014, we had outstanding letters of credit and bank guarantees of $12.6 million and $20.4 million, respectively.

Our cash and cash equivalents were $35.4 million as of March 28, 2015, compared to $42.8 million at June 28, 2014, of which $16.1 million and $15.6 million were restricted as collateral for stand-by letters of credit and bank guarantees at March 28, 2015, and June 28, 2014, respectively. Two million of the proceeds from the sale of the heat exchanger product line were contributed to the restricted cash account in the quarter.

PMFG, Inc. and Subsidiaries

During the nine months ended March 28, 2015, cash used in operating activities was $4.6 million compared to cash used in operating activities of $5.5 million for the nine months ended March 29, 2014. Our cash used in operating activities primarily reflects an increase of our investment in working capital.

Cash used in investing activities was $0.6 million for the nine months ended March 28, 2015, compared to cash used in investing activities of $17.6 million for the nine months ended March 29, 2014. Cash used in investing activities during the nine months ended March 28, 2015, primarily related to additions to our manufacturing facility in Zhenjiang, China, offset in part by the sale of the heat exchanger product line. Cash used in investing activities during the nine months ended March 29, 2014 included cash consideration paid for the acquisition of substantially all of the assets of CCA on March 28, 2014 and construction costs incurred to date on our new manufacturing facilities in Denton, Texas and Zhenjiang, China. The construction of both facilities has been completed, with only minor remaining capital expenditures expected in future periods for land improvements and finish work related the adjoining office complex in Zhenjiang.

Cash used in financing activities during the nine months ended March 28, 2015 was $1.6 million compared to cash provided by financing activities of $12.0 million during the nine months ended March 29, 2014. The cash used in financing activities for the nine months ended March 28, 2015 was due to the payment of long-term debt. The cash provided by financing activities for the nine months ended March 29, 2014 primarily consisted of proceeds from long-term debt as we drew on our construction term loan and the equity contribution from a non-controlling interest in our China subsidiary, offset by a payment of long-term debt.

As a result of the events described above, our cash and cash equivalents during the nine months ended March 28, 2015 decreased by $8.0 million compared to a decrease of $10.4 million during the nine months ended March 29, 2014.

The revolving credit facility under the Credit Agreement will mature on September 30, 2015.  The debenture agreement for our U.K. subsidiary will expire on May 31, 2015.  Both the revolving credit facility and the debenture agreement are used to facilitate issuances of letters of credit and bank guarantees, which are required as a condition of being awarded certain contracts, as well as receipt of payments in advance of shipment.  We are currently negotiating an extension to the revolving credit facility and the debenture agreement.  We currently expect to complete the extensions with financial terms generally consistent with the existing agreements.  We believe we maintain adequate liquidity and the capacity to enter into letters of credit and guarantees to support existing operations and planned growth over the next 12 months.

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
2.1 3.1

Agreement and Plan of Merger (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 4, 2015 and incorporated herein by reference).

Second Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by PMFG, Inc. on December 8, 2009 and incorporated herein by reference).

3.2	Bylaws, as amended and restated (filed as Exhibit 3.2 to the Current Report on Form 8-K filed by PMFG, Inc. on August 15, 2008 and incorporated herein by reference).
3.4 3.5

Third Amendment to Credit Agreement, dated March 27, 2015, among PMFG, Inc., Peerless Mfg. Co., the lenders party thereto and Citibank, N.A. as administrative agent for the lenders.

Limited Waiver Agreement to Credit Agreement, dated March 27, 2015, among PMFG, Inc., Peerless Mfg. Co., the lenders party thereto and Citibank, N.A. as administrative agent for the lenders.

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

PMFG, INC.

Date: May 7, 2015	/s/ Peter J. Burlage
Peter J. Burlage
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	/s/ Ronald L McCrummen
Ronald L. McCrummen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)