Form 10-K
period 2015-06-27
PMFG, Inc.
filed 2015-09-01
CIK 1422862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 27, 2015

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 357-6181

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate value of the voting stock held by non-affiliates of the registrant as of December 27, 2014 was approximately $115.9 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 20, 2015 was 21,281,290.

DOCUMENTS INCORPORATED BY REFERENCE:  None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements.  You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general.  Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements.  Forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

•	possible harm to the price of our common stock, business or operations if the Mergers (as defined herein) are not completed;
•	disruptions in our business caused by the pendency of the Mergers;
•	failure or delay in the approval of PMFG and CECO stockholders to consummate the Mergers may jeopardize or delay the Mergers;
•	CECO may be unable to secure financing for the Mergers and available remedies to PMFG may be insufficient to make PMFG whole;
•	litigation challenging the Mergers could delay or prevent the completion of the Mergers;
•	adverse changes to the markets in which we operate, including the natural gas infrastructure, power generation, and refining and petrochemical processing industries;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Part I - Item 1A - Risk Factors” of this Form 10-K, and elsewhere in this Form 10-K. There may be other factors that cause our actual results to differ materially from the forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise forward-looking statements, except to the extent required by law.

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

References in this Form 10-K to fiscal 2015, fiscal 2014 and fiscal 2013 refer to our 52-week fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively.

PART I

ITEM 1.	BUSINESS.

Overview

We are a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. We primarily serve the markets for natural gas infrastructure, power generation and refining and petrochemical processing. With our acquisition in March 2014 of substantially all of the assets of Combustion Components Associates, Inc. (“CCA”), we expanded the markets we serve to include industrial and utility industries. We offer a broad range of separation and filtration products, Selective Catalytic Reduction (“SCR”) systems, Selective Non-Catalytic Reduction (“SNCR”) systems, low emissions burner and related combustion systems and other complementary products including pulsation dampeners and silencers. Our primary customers include original equipment manufacturers, engineering contractors, commercial and industrial companies and operators of power facilities.

We have two reporting segments:  Process Products and Environmental Systems. The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improving efficiency, reducing maintenance and extending the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes. The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion nitrogen oxide (NOX) control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include combustion systems, SCR systems and SNCR systems.  The Process Products and Environmental Systems segments accounted for 66% and 34% of total revenue, respectively, for fiscal 2015, 76% and 24% of total revenue, respectively, for fiscal 2014, and 84% and 16% of total revenue, respectively, for fiscal 2013.

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

Our products and systems are marketed worldwide.  Revenue generated from outside the United States was approximately 42% in fiscal 2015, compared to 39% in fiscal 2014 and 47% in fiscal 2013.  As a result of the global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future.  International markets, and in particular emerging markets such as Latin America, Northern Africa and China, will be subject to significant variations in demand from period to period.  For additional geographical information, please see Note Q to the Notes to our Consolidated Financial Statements.

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

Recent Developments

Proposed Merger with CECO Environmental Corp.

On May 3, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CECO Environmental Corp., a Delaware corporation (“CECO”), and two direct wholly owned subsidiaries of CECO, Top Gear Acquisition Inc., a Delaware corporation (“Merger Sub I”), and Top Gear Acquisition II LLC, a Delaware limited liability company (“Merger Sub II” and together with Merger Sub I, collectively, the “Merger Subs”). Pursuant to the Merger Agreement, Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of CECO. Immediately following consummation of the First Merger, the Company will merge with and into Merger Sub II (the “Second Merger”, and together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger, as a wholly owned subsidiary of CECO.

The Boards of Directors of the Company and CECO have each unanimously approved the Merger Agreement. The Merger Agreement is subject to approval by the Company’s stockholders. The Board of Directors of the Company has recommended that the Company’s stockholders adopt the Merger Agreement.

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the effective time of the Merger (the “Effective Time”), each then issued and outstanding share of common stock (the “Company Common Stock”) of the Company (except shares owned by a subsidiary of the Company and shares held by stockholders who exercise their appraisal rights under Delaware law) will be cancelled and converted into the right to receive, at the election of the holder, subject to proration, either:

•	$6.85 per share in cash, without interest (the “Cash Consideration”); or
•

a number of shares of CECO common stock (“CECO Common Stock”), equal to a fraction (the “Exchange Ratio”), the numerator of which is $6.85 and the denominator of which is the volume-weighted average trading price as reported on the NASDAQ Global Market (the “VWAP Price”) of CECO Common Stock for the 15 consecutive trading days ending on the trading date immediately preceding the closing date of the Merger Agreement (the “Stock Consideration”); provided that the Stock Consideration is subject to a collar such that (1) if the VWAP Price is less than or equal to $10.61, then the Exchange Ratio will be 0.6456 shares of CECO Common Stock for each share of Company Common Stock, and (2) if the VWAP Price is greater than or equal to $12.97, then the Exchange Ratio will be 0.5282 shares of CECO Common Stock for each share of Company Common Stock. The net effect of this collar mechanism is that no further increase in the Exchange Ratio will be made if the CECO trading price is less than $10.61, and no further decrease in the Exchange Ratio will be made if the CECO trading price is greater than $12.97.

The Mergers are expected to close in September 2015, subject to approval of CECO stockholders and Company stockholders and other customary closing conditions.  Both CECO and the Company have scheduled stockholder meetings for September 2, 2015 to approve proposals in connection with the Mergers.

The Merger Agreement may be terminated at any time prior to the closing of the Mergers by mutual written consent of CECO and the Company. Either CECO or the Company may terminate the Merger Agreement if the Effective Time has not occurred on or before November 30, 2015, the required Company stockholder approval or CECO stockholder approval is not obtained, or the consummation of the Mergers becomes illegal or otherwise is prevented or prohibited by any governmental authority.

The Company cannot give any assurance that the Mergers will be completed.

Sale of Heat Exchanger Business

On March 27, 2015, we sold our heat exchanger product line including the Alco, Alco-Twin, and Bos-Hatten brands.  The product line was acquired in 2008 in connection with the purchase of Nitram Energy, Inc. and Subsidiaries (“Nitram”).  The heat exchanger product line represented approximately $6.1 million of revenue in fiscal 2015 and approximately $6.3 million of revenue in fiscal 2014.  The sale resulted in a gain of $1.2 million included in Other income (expense) in the Consolidated Statements of Operations.

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

Natural gas infrastructure

The natural gas industry consists of the exploration, production, processing, transportation, storage and distribution of natural gas. The International Energy Association (“IEA”) projects a pronounced shift in OECD countries away from oil and coal towards natural gas and renewables.  Natural gas continues to be the fuel of choice for the electric power and industrial sectors in many of the world’s regions, in part because of its lower carbon intensity compared with coal and oil, which makes it an attractive fuel source in countries where governments are implementing policies to reduce greenhouse gas emissions.    The U.S. Energy Information Administration (“EIA”) reports that industrial natural gas consumption has grown steadily since 2009 and is expected to increase by another 3.9% in 2016.

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

Power generation

Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas and nuclear. In 2014, coal accounted for 39% of United States power generation, followed by natural gas (27%) and nuclear (19%). In the United States, concerns about potential environmental regulations enhance the attractiveness of natural gas-fired power plants compared to coal-fired power plants, which generally have higher pollutant emission rates than natural gas-powered plants. Natural gas-fired power plants have lower initial capital needs and are more flexible in terms of operating times than coal plants. To meet the expected surge in energy demand, many countries, including France, Spain and the United States, are relicensing and upgrading existing nuclear facilities while developing countries such as China and South Africa are building additional nuclear facilities. Our products currently support natural gas and nuclear power generation markets, providing separation and/or filtration equipment, silencing equipment and SCR pollution reduction systems for natural gas power generation stations, as well as separation equipment to nuclear power generation stations.

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

Increasing Worldwide Dependence on Natural Gas Requires Substantial Infrastructure Investment.

According to the EIA, worldwide marketed energy consumption is expected to increase by nearly 56% from 2010 to 2040. The most rapid growth is expected in emerging economies outside the OECD, led by China. The less-developed economies, which are driving worldwide energy demand growth, will require substantial infrastructure investment as they grow. Rapid industrialization in countries such as China is straining existing power generation capacity. Manufacturing growth in these locations also will require additional energy, while consumer demand is expected to rise with increased urbanization and higher standards of living. According to the IEA’s World Energy Outlook 2012, from 2010 to 2035 investment in global natural gas supply infrastructure to support this growth in demand is projected to be approximately $8 trillion from 2011 to 2035.

New Production Technologies are Shifting the Supply and Demand Dynamics of Natural Gas and Oil.

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

Increasingly Stringent Emissions Standards Spur Demand for Our Products.

The United States Environmental Protection Agency (“EPA”) and other government regulators are adopting stricter environmental requirements. Regulators have identified the harmful byproducts of burning coal in power generation facilities as a primary target of these new rules. These byproducts include NOX and SO2 (sulfur dioxide) emissions, mercury and other hazardous pollutants which are byproducts of natural gas and coal-fired power plants and have the potential to cause serious respiratory conditions, harm vegetation and contribute to greenhouse gas production.

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

According to the Interstate Natural Gas Association of America, energy demand in the United States and Canada through the year 2030 will require approximately $133 billion to $210 billion of new investment in infrastructure, including $108 billion to $163 billion to build an estimated 29,000 to 62,000 miles of additional natural gas pipelines and $16 billion to $25 billion for storage infrastructure investment. Internationally, the EIA estimates that approximately 77% of the world’s natural gas reserves are located in the Middle East, Eurasia, and Latin America, where pipeline systems, compressor stations and LNG storage facilities are generally less developed than the systems in North America. Consequently, new pipeline systems and the related facilities will need to be constructed in these regions to transport and store natural gas. The EIA expects world liquefaction capacity for natural gas to increase from 8 trillion cubic feet in 2008 to 19 trillion cubic feet in 2035. Additionally, as known reserves of traditional natural gas are depleted, development of other resources, such as deep offshore reserves, will increase, which will require more complex infrastructure. In total, worldwide gas supply infrastructure investment is projected to be approximately $8 trillion from 2011 to 2035.

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

Strong Reputation for Quality and Reliability with a Diverse Base of Longstanding Customer Relationships.

We have developed strong customer relationships by using our technical sales, engineering and manufacturing resources to deliver quality systems and products and by providing a high level of customer service. We focus our efforts on consistently and reliably meeting our customers’ needs with respect to system and product performance and timely delivery. We believe we have established long-term preferred supplier relationships with many of our customers. Further, we serve a diverse client base with no single customer representing more than 10% of revenue in fiscal 2015, 2014 or 2013.

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

Capitalize on High-Growth International Markets.

We believe we have established a strong international presence, with physical offices in seven countries and sales representatives in 34 countries. International sales represented approximately 42%, 39% and 47% of our total revenue for fiscal 2015, 2014 and 2013, respectively.  As a result of the global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future.  International markets, and in particular emerging markets such as Latin America, Northern Africa and China, will be subject to significant variations in demand from period to period.

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

Invest in Additional Manufacturing Capacity and Global Supply Chain Capabilities.

We have expanded our manufacturing capacity both in the United States and China.  Other initiatives will include improving the efficiency of our manufacturing operations, as well as ensuring we have developed high quality, responsive and efficient relationships with our suppliers and subcontractors within and around the countries in which we operate. We believe these supply chain initiatives will help ensure that we continue to deliver high quality products within the timeframe established by our customers, while maintaining competitive pricing.

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

Our Systems and Products

We classify our systems and products into two broad groups consistent with our reportable segments: Process Products and Environmental Systems.  For additional financial information about our segments, please see Note Q to the Notes to the Consolidated Financial Statements.  Below is a brief description of our primary offerings for each of our segments.

Process Products

Our Process Products segment accounted for 66% of total revenue in fiscal 2015 compared to 76% of total revenue in fiscal 2014 and 84% of total revenue in fiscal 2013. Our separation and filtration systems and products improve efficiency, reduce maintenance and extend the life of energy infrastructure by removing liquid contaminants from gases, removing solid contaminants from gases or liquids and separating different liquids. Our separation and filtration systems and products are applied in the natural gas infrastructure, oil production, power generation, refining and petrochemical processing and other specialized industries. This segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial equipment and pulsation dampeners that reduce vibration. Our Process Products systems and products include:

•

Liquid/Gas Separators. Equipment that consists of a variety of centrifugal separators, inertial separators and coalescing elements. These devices are sold separately, incorporated into a housing by themselves or with other separation products or as part of a complete system solution.

•

Solid/Gas Separators. Comprised of centrifugal separators or filter elements to separate solids from gases. These devices are sold separately, incorporated into a housing by themselves or with other separation products or as part of a complete system solution.

•

Liquid/Liquid Separators. Our oil/water separators are sold under the brand name of Skimovex to separate two liquids of different densities in an emulsion separation process.  These separators are primarily sold as part of a complete operating system.

•

Pulsation Dampeners. Gas compressors produce pulsations in the attached piping system, which can reduce compressor efficiency, cause severe damage to compressor cylinders and cause cracking in pipes and vessels. Our customers apply our Burgess-Manning branded pulsation dampeners to the suction and discharge of each compressor cylinder to reduce pulsation levels to acceptable limits.

•

Industrial Silencers. Our industrial silencing equipment controls noise pollution associated with a wide range of industrial processes. Our silencing products include vent and blowdown silencers, blower silencers, engine silencers, gas turbine silencers, compressor silencers and vacuum pump silencers.

Environmental Systems

Our Environmental Systems segment accounted for 34% of total revenue in fiscal 2015 compared to 24% of total revenue in fiscal 2014 and 16% of total revenue in fiscal 2013.  We design, engineer, fabricate and install highly efficient systems for combustion modification, fuel conversions and post-combustion NOX control for both new and existing sources.  Our environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. Examples of these systems and products include:

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

Customers

Our customers are geographically diversified and our systems and products are not dependent upon any single customer or group of customers. The loss of any single customer or group of customers would not have a material adverse effect on our business as a whole. However, the custom-designed and project-specific nature of our business can cause significant variances in sales to specific customers from year to year. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2015, 2014 or 2013.

We sell the majority of our separation and filtration systems and products, including gas separators, filters and conditioning systems, to gas producers, gas gathering, transmission and distribution companies, chemical manufacturers and refiners, either directly or through contractors engaged to build plants and pipelines. We also sell these products to manufacturers of compressors, turbines and nuclear and conventional steam generating equipment. We sell our marine separation and filtration systems primarily to shipbuilders. We sell our pulsation dampeners to power generation owners and operators, refiners, petrochemical processors and specialty industrial users.

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

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the fiscal 2015 and 2014 (in millions):

	Fiscal 2015	Fiscal 2014
Backlog at beginning of period	$115.9	$84.2
Net bookings	123.9	159.3
Acquired backlog	-	3.0
Revenue recognized	(158.6)	(130.6)
Backlog at end of period	$81.2	$115.9

Our backlog of uncompleted orders was $81.2 million at June 27, 2015, compared to $115.9 million at June 28, 2014.  Backlog includes contractual purchase orders that are deliverable in future periods less revenue recognized on such orders to date.  The relative decrease in net bookings reflects the delay in the awards of several large projects, cancellation of planned infrastructure projects in Eastern Europe, as well as overlap of certain larger projects awarded during fiscal 2014. The delays and cancellations of planned infrastructure projects are attributed in part to the recent global decline in oil prices. Of our backlog at June 27, 2015, we estimate approximately 85% will be completed during fiscal 2016.  Orders in backlog are subject to change, delays, or cancellation by our customers.

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

Employees

As of June 27, 2015, we employed approximately 500 full-time employees, including employees at our joint venture in China.  Excluding our employees at our joint venture in China, none of our employees is represented by a labor union or are subject to a collective bargaining agreement.  We did not experience any significant labor difficulties during fiscal 2015.  We believe our employee relations are good.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names and registered trademarks, which we believe are widely recognized in the industry.  All of the Company’s filed and issued United States or international patents have a duration of 20 years from the earliest effective filing date and the expiration dates of these patents range from 2015 through 2034.  The Company does not consider any particular patent or intellectual property to be critical to the Company’s long-term performance.

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

Research and Development

Our research and development expenses were $1.0 million for fiscal 2015, $1.1 million for fiscal 2014 and $0.7 million for fiscal 2013. We believe we have additional opportunities for growth by developing new technologies and products that offer our clients greater performance. We also continue to support research and development to improve existing products and manufacturing methods.

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

Executive Officers of the Registrant

As of June 27, 2015 our executive officers were as follows:

Name	Age	Position with the Company
Peter J. Burlage	51	President and Chief Executive Officer
John H. Conroy	49	Executive Vice President Americas Process Products
Ronald L. McCrummen	50	Executive Vice President and Chief Financial Officer
Timothy T. Shippy	45	Vice President, Environmental Systems
David Taylor	50	Vice President, Asia Pacific

Peter J. Burlage joined the Company in January 1992.  Mr. Burlage has served as our President and Chief Executive Officer and a member of our Board since June 2006.  He was appointed to the role of Chairman of the Board in February 2014. He served as Executive Vice President and Chief Operating Officer from October 2005 to June 2006 and Vice President, Environmental Systems from January 2001 to October 2005.  Mr. Burlage also served as Vice President of Engineering from 2000 to 2001 and SCR Division Manager from 1997 to 2000.  Mr. Burlage earned his B.S. in Mechanical Engineering from the University of Texas, Arlington and an M.B.A. from Baylor University.

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

Timothy T. Shippy joined the Company in July 1996.  Mr. Shippy has been Vice President, Environmental Systems since February 2014.  From April 2010 to February 2014, Mr. Shippy served as Director, Environmental Systems.  Mr. Shippy previously served as our Sales Manager, Product Manager, and Sales Engineer.  Mr. Shippy earned his B.S. in Civil Engineering from Texas A&M University and an M.B.A. from Baylor University.

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

Pending Merger with CECO

If the Mergers are not completed, the price of our common stock and future business and operations could be harmed.

If the Mergers are not completed, we may be subject to material risks, including:

•

if our board of directors seeks another merger or business combination, Company stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the Merger Consideration CECO has agreed to provide in the Mergers;

•	failure to complete the Mergers may result in negative publicity and a negative impression of the Company in the investment community;

•

the price of Company common stock may decline to the extent that the current market price of Company common stock reflects a higher price than it otherwise would have based on the assumption that the Mergers will be completed;

•	certain of our costs related to the Mergers, such as legal, accounting and certain financial advisory fees, must be paid even if the Mergers is not completed;
•

the diversion of management attention from our day-to-day business and the unavoidable disruption to its employees and its relationships with clients as a result of efforts and uncertainties relating to the Mergers may detract from our ability to grow revenue and minimize costs, which, in turn, may lead to a loss of market position that the Company could be unable to regain if the Mergers do not occur; and

•

under the Merger Agreement, PMFG is subject to certain restrictions on the conduct of its business prior to completing the Mergers, which may affect its ability to execute certain of its business strategies.

Whether or not the Mergers are completed, the pendency of the transaction could cause disruptions in our business, which could have an adverse effect on our businesses and financial results.

These disruptions could include the following:

•

current and prospective employees may experience uncertainty about their future roles with the combined company or consider other employment alternatives, which might adversely affect our ability to retain or attract their respective key managers and other employees;

•

current and prospective customers of the Company may experience variations in levels of services as the companies prepare for integration or may anticipate change in how they are served and may, as a result, choose to discontinue their service with PMFG or choose another provider; and

•	the attention of management of the Company may be diverted from the operation of the businesses toward the completion of the Mergers.

PMFG and CECO must each obtain approval of their respective stockholders to consummate the Mergers, which approvals, if delayed or not obtained, may jeopardize or delay the consummation of the Mergers.

The Mergers are conditioned on, among other things, (a) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of PMFG common stock entitled to vote at the PMFG Special Meeting and (b) the approval of the Share Issuance (as defined in the Merger Agreement) by the affirmative vote of a majority of the votes present, in person or by proxy, and entitled to vote at the CECO Special Meeting. If the PMFG stockholders do not adopt the Merger Agreement or the CECO stockholders do not approve the Share Issuance, then CECO and PMFG cannot complete the Mergers.

If the Merger Agreement is terminated by either CECO or the Company because the Company stockholders did not adopt the Merger Agreement at the PMFG Special Meeting, then in certain circumstances the Company may be required to pay up to $1.6 million of costs and expenses incurred by CECO in connection with the Merger Agreement and related transactions. If the Merger Agreement is terminated by either CECO or the Company because the CECO stockholders did not approve the share issuance by CECO contemplated by the Merger Agreement at the CECO Special Meeting, then in certain circumstances CECO may be required to pay up to $1.0 million of costs and expenses incurred by the Company in connection with the Merger Agreement and related transactions.

If the financing contemplated by CECO cannot be secured, the Mergers may not be completed and the termination fee and other damages available to PMFG may be insufficient to make PMFG whole.

CECO has obtained a Commitment Letter dated May 3, 2014, from Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated to CECO (the “Commitment Letter”). The Commitment Letter provides for (a) an additional senior secured amortizing term loan facility in the aggregate principal amount of $27.1 million, (b) an amendment to CECO’s existing credit facility, to allow for the Mergers under that credit facility, and (c) replacement facilities to refinance the senior credit facilities under the credit facility, if the amendment to the credit facility and additional term loan facility is not obtained.  Currently, CECO expects to finance the cash requirement for the Mergers through the proposed amended and restated credit agreement in lieu of the Commitment Letter. The amended and restated credit agreement is expected to provide for senior credit facilities consisting of: (a) revolving credit commitments in the aggregate amount of $80 million and (b) a term loan commitment in the aggregate amount of $170 million. The closing of the financing through both the Commitment Letter and the proposed amended and restated credit agreement is subject to customary closing conditions.

If financing cannot be obtained, the Mergers may not be completed. Due to the fact that there is no financing condition in the Merger Agreement, if CECO is unable to obtain funding from its financing sources for the cash required in connection with the Mergers, CECO could be in breach of the Merger Agreement and may be liable to PMFG for damages or a termination fee of $9.6 million.  PMFG’s recovery of damages or of the termination fee may be insufficient to cover PMFG’s expenses, business costs and other lost opportunities to make PMFG whole.

Litigation challenging the Mergers could delay or prevent the completion of the Mergers.

PMFG and members of the PMFG Board, CECO, Merger Sub I, Merger Sub II have been named as defendants in three lawsuits, which were filed on May 17, 2015, June 29, 2015 and July 17, 2015 (the “Lawsuits”). In the Lawsuits, the plaintiffs seek, among other things (a) to enjoin the completion of the Mergers on the agreed-upon terms, (b) rescission, to the extent already implemented, of the Merger Agreement or any of the terms therein, and (c) costs and disbursements and attorneys fees, as well as other equitable relief as the respective courts deem proper. Other litigation may be filed by other stockholders of PMFG also challenging the Mergers.

One of the conditions to the Mergers is that no temporary restraining order, preliminary or permanent injunction, or other order (as defined in the Merger Agreement) issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Mergers shall be in effect; nor shall there be any statute, rule, regulation or order enacted, entered or enforced that prevents or prohibits the consummation of the Mergers. Consequently, if the plaintiffs in any of these actions secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to consummate the Mergers, then such injunctive or other relief may prevent the Mergers from becoming effective within the expected time frame or at all. If consummation of the Mergers is prevented or delayed, it could result in substantial costs to PMFG. In addition, PMFG could incur significant costs in connection with such lawsuits, including costs associated with the indemnification of PMFG’s directors and officers.

Failure to complete the Mergers as a result of insufficient stockholder vote or other factors could result in a material decline in the market value of the Company’s common stock and incremental costs.

The closing price of the Company’s common stock increased from $4.62 per share on the trading day preceding the announcement of the Mergers to $6.18 per share on July 30, 2015. We believe a significant portion of the increase in market value can be attributed to the pending Mergers. Should the Mergers be delayed or fail to close, a negative impact on the market value of the Company’s common stock could result.

Further, depending on the reasons that the Mergers are delayed or fails to close could require the Company to reimburse CECO for certain costs incurred related to the Mergers.

The Merger Agreement subjects the Company to restrictions on its business activities during the pendency of the Mergers.

The Merger Agreement subjects the Company to restrictions on its business activities and obligates us to generally operate our business in the ordinary course in all material respects during the pendency of the Mergers. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Mergers and are outside the ordinary course of business, and otherwise have an adverse effect on our results of operations, cash flows and financial position.

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

Customers may cancel or delay projects for reasons beyond our control.  Our orders generally contain cancellation provisions which permit us to recover our costs in the event a customer cancels an order.  If a customer cancels an order, we may not realize the full amount of revenue included in our backlog and may encounter difficulty in recovering our costs incurred prior to cancellation.  If projects are delayed, the timing of our revenue could be affected and projects may remain in our backlog for extended periods of time.  Revenue recognition occurs over long periods of time and is subject to unanticipated delays.  Relatively large orders received in any given quarter may cause fluctuations in the levels of our quarterly backlog because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters.  As a result, our backlog may not be indicative of our future revenue.

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

Foreign exchange loss totaled $(0.9) million, $(0.8) million, and $(0.1) million for fiscal 2015, 2014, and 2013, respectively. As a percentage of revenue, foreign exchange loss was (0.6)%, (0.6)% and (0.1)% in fiscal 2015, 2014, and 2013, respectively.

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

Manufacturing and Procurement

We have significant investments in our manufacturing facilities. Operating these facilities inefficiently or below capacity could negatively impact our financial results.

During fiscal 2014, we began manufacturing operations at newly constructed facilities located in Denton, Texas and Zhenjiang, China. Neither plant has achieved the expected capacity or efficiency rates, resulting in a negative impact on our gross profit. Efforts to improve the utilization and efficiencies are ongoing. Changes to our manufacturing flow and personnel during the facility transitions could negatively impact our ability to meet customer delivery expectations or could result in higher than expected manufacturing costs. Many of our contracts include financial penalties for failure to meet contractual delivery commitments, as well as limit our ability to recover cost overruns. Such costs, if incurred, would negatively impact our gross margin.

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

Because we manufacture and sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue generated outside the United States represented 42%, 39% and 47% of our consolidated revenue during fiscal 2015, 2014 and 2013, respectively.  Our operations and earnings throughout the world have been, and may in the future be, affected from time to time in varying degrees by a number of factors, including changes in foreign laws and regulations, regional economic uncertainty, political instability, customs and tariffs, government sanctions, inability to obtain export licenses, unexpected changes in regulatory requirements, difficulty in collecting international accounts receivable, difficulty in enforcement of contractual obligations governed by non-U.S. law and fluctuations in foreign currency exchange rates and tax rates.  The likelihood of the occurrence and the overall effect on our business vary from country to country and are not predictable.  These factors may result in a decline in revenue or profitability or could adversely affect our ability to expand our business outside of the United States and may impact our ability to deliver our products and collect our receivables.

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

Warranty expense totaled $1.1 million, $1.2 million and $1.9 million for fiscal 2015, 2014, and 2013, respectively. As a percentage of revenue, warranty expense was 0.7%, 0.9% and 1.4% in fiscal 2015, 2014, and 2013, respectively.

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

Our global customer base and product demand requires that we utilize a global network of subcontractors. While we believe our established network provides the Company a competitive advantage, it exposes the Company to manufacturing delays, cost overruns, and quality aspects which are in large part outside of the Company’s direct control. We have developed processes to select, communicate and monitor the work flow, costs and product quality of our subcontractors, but could be adversely affected by project delays, cost overruns and substandard products developed by our subcontractors.

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

We entered into our Senior Secured Credit Agreement (the “Senior Credit Agreement”) in September 2012 which consists of a $2 million secured term A loan, a $10 million secured term B loan and a $30 million secured revolving credit line.  The revolving credit facility of our Senior Credit Agreement includes both financial and non-financial covenants that may limit our ability to purchase capital equipment, pay dividends, enter into strategic transactions, or enter into certain other agreements. The revolving credit facility of our Senior Credit Agreement requires that the eligible collateral, primarily accounts receivable and inventory, exceed the balances outstanding, which include the unexpired letters of credit and bank guarantees. Further, the revolving credit facility of our Senior Credit Agreement and subsidiary debenture agreements require that we restrict a portion of our cash balances in relationship to the unexpired letters of credit and bank guarantees. Our European subsidiaries currently have debenture agreements in place that support short-term working capital needs, as well as provide letters of credit and bank guarantees for issuance to customers and suppliers.  As of June 27, 2015 we had $4.2 million available for borrowing on letters of credit under our Senior Credit Agreement and $6.6 million available for letters of credit under the subsidiary debenture agreements. The ability to provide performance letters of credit and bank guarantees is required as a condition of being awarded certain contracts, as well as receipt of payments in advance of shipping.  Accordingly, our inability to provide letters of credit and bank guarantees could negatively impact future contract awards and cash flow related to projects in process.

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

During the fourth quarter of fiscal 2014, we obtained an amendment to the Credit Agreement.  Pursuant to the amendment, if the Debt Service Coverage Ratio (“DSC”), as discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, is less than 1.50 to 1.00 as of the end of any fiscal quarter, we must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (1) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (2) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (3) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (4) $3.0 million, less (5) all term loan principal payments made on or after March 29, 2014.   We may withdraw the cash in the collateral account when we achieve a DSC of at least 1.50 to 1.00 as of the end of a subsequent fiscal quarter, so long as no default or borrowing base deficiency then exists. The Company understands that, upon consummation of the Mergers, all outstanding loans and other obligations under the Credit Agreement will be paid in full, all outstanding letters of credit will be cash collateralized (or backed by new letters of credit issued under the CECO credit agreement) and the Credit Agreement will be terminated. If that doesn’t occur, an event of default will result under the Credit Agreement.

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

The concentration of ownership of our common stock may result in significant movement in the trading value of our common stock in the event a single stockholder or group of stockholders purchases or sells our common stock

As of August 20, 2015 six stockholders individually reported an ownership position greater than five percent of our outstanding common stock. In the aggregate these six stockholders own greater than 50 percent of our outstanding common stock. This concentration of share ownership, combined with the relative illiquidity of our common stock, could result in significant decrease in the trading value of our common stock should one of more of those stockholders decide to reduce their ownership position.

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

Our common stock is relatively illiquid. As of July 30, 2015, we had 21,281,290 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Global Select Market, for the 50 trading days ending on July 30, 2015 was approximately 103,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate your shares of our common stock at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the period beginning June 29, 2014 through June 27, 2015, the price of our common stock on the NASDAQ Global Select Market ranged from a low of $3.93 to a high of $6.82 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

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

Pursuant to our 2007 Stock Incentive Plan, we are authorized to grant options and other stock awards for up to 1,800,000 shares to our officers, employees, directors and consultants. As of June 27, 2015 there were 911,081 shares of our common stock reserved for future issuance under our stock incentive plans. Stockholders will incur dilution upon exercise or issuance of any stock awards under our stock incentive plans. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own and lease office, manufacturing and warehousing facilities in various locations.  Please see Note I to the Notes to our Consolidated Financial Statements for information on assets that secure the Company’s borrowings and other obligations.  Our principal facilities are described in the following table.

	Approximate
Location	Sq. Footage	General Use
Owned:
Denton, Texas	80,000	Manufacturing
Wichita Falls, Texas	128,000	Manufacturing
Zhenjiang, China	175,000	Manufacturing, engineering, R&D and administration

Leased:
Dallas, Texas	30,000	Corporate office
Orchard Park, New York	18,000	Sales, engineering and administration
Dubai, United Arab Emirates	4,000	Sales, engineering and administration
Essex, United Kingdom	6,000	Sales, engineering and administration
Singapore	3,600	Sales, engineering and administration
Monroe, Connecticut	12,000	Sales, engineering and administration

ITEM 3.	LEGAL PROCEEDINGS.

Since the public announcement of the proposed Mergers on May 4, 2015, CECO, Merger Sub I, Merger Sub II, PMFG and the members of the PMFG Board have been named as defendants in three lawsuits related to the Mergers, which were filed by alleged stockholders of PMFG on May 17, 2015, June 29, 2015 and July 17, 2015. The first filed lawsuit, which is a derivative action that also purports to assert class claims, was filed in the District Court of Dallas County, Texas (the “Texas Lawsuit”). The second and third filed lawsuits, which are class actions, were filed in the Court of Chancery of the State of Delaware and have now been consolidated into a single action (the “Delaware Lawsuit,” and collectively with the Texas Lawsuit, the “Lawsuits”).  In the Lawsuits, the plaintiffs generally allege that the Mergers fail to properly value PMFG, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by CECO, Merger Sub I and Merger Sub II.

In the Lawsuits, the plaintiffs allege, among other things, (a) that the PMFG Board breached its fiduciary duties by agreeing to the Mergers for inadequate consideration and pursuant to a tainted process by (1) agreeing to lock up the Mergers with deal protection devices that, notwithstanding the ability of PMFG to solicit actively alternative transactions, prevent other bidders from making a successful competing offer for PMFG, (2) participating in a transaction where the loyalties of the PMFG Board and management are divided, and (3) relying on financial and legal advisors who plaintiffs allege were conflicted; (b) that those breaches of fiduciary duties were aided and abetted by CECO, Merger Sub I, Merger Sub II and PMFG, and (c) that the disclosure provided in the registration statement filed by CECO on June 9, 2015 was inadequate in a number of respects.

In the Lawsuits, the plaintiffs seek, among other things, (a) to enjoin the defendants from completing the Mergers on the agreed-upon terms, (b) rescission, to the extent already implemented, of the Merger Agreement or any of the terms therein, and (c) costs and disbursements and attorneys’ and experts’ fees, as well as other equitable relief as the courts deem proper.

Effective as of August 23, 2015, PMFG and the other defendants entered a memorandum of understanding with the plaintiffs in the Delaware Lawsuit regarding the settlement of the Delaware Lawsuit. In connection with this memorandum of understanding, PMFG agreed to make certain additional disclosures to PMFG’s stockholders in order to supplement those contained in the joint proxy statement/prospectus. After PMFG enters into a definitive agreement with the plaintiffs in the Delaware Lawsuit, the proposed settlement will be subject to notice to the class, Court approval, and, if the Court approves the settlement, the settlement, as outlined in the memorandum of understanding, will resolve all of the claims that were or could have been brought in the Delaware Lawsuit, including all claims relating to the Mergers, the Merger Agreement and any disclosure made in connection therewith including any such claims against CECO, Merger Sub I or Merger Sub II, but will not affect any stockholder’s rights to pursue appraisal rights.

On August 24, 2015, PMFG made a filing with the SEC on Form 8-K satisfying its obligations under the memorandum of understanding to make additional disclosures to supplement the joint proxy statement/prospectus relating to the Mergers, dated as of July 31, 2015.

The memorandum of understanding was not, and should not be construed as, an admission of wrongdoing or liability by any defendant.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PMFG.”  The table below sets forth the reported high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market for the periods indicated.

	Fiscal Year	High	Low
2014	First Quarter	$8.30	$6.71
	Second Quarter	9.09	6.95
	Third Quarter	9.23	5.55
	Fourth Quarter	6.18	4.11

2015	First Quarter	$5.80	$4.55
	Second Quarter	6.82	4.82
	Third Quarter	5.90	3.93
	Fourth Quarter	6.75	4.20

Number of Holders

As of July 30, 2015, there were approximately 75 holders of record of our common stock.

Dividends

We did not pay cash dividends on our common stock in fiscal 2015, 2014 or 2013.  Cash dividends may be paid on our common stock, from time to time, as our Board deems appropriate after consideration of our continued growth rate, operating results, financial condition, cash requirements and other related factors.  Additionally, our Senior Credit Agreement contains restrictions on our ability to pay dividends based on satisfaction of certain performance measures and compliance with other conditions.    Our ability to comply with these performance measures and conditions may be affected by events beyond our control.  A breach of any of the covenants (including financial covenant ratios) contained in our Senior Credit Agreement could result in a default under the Senior Credit Agreement.  Any defaults under our Senior Credit Agreement could prohibit us from paying any dividends.

Stock Repurchase

We did not repurchase any of our common stock in fiscal 2015, 2014 or 2013.  Additionally, we do not have a stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data that should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8.  Financial Statements and Supplementary Data” of this Form 10-K.

	Fiscal
	2015	2014	2013	2012	2011
	(Amounts in thousands, except per share amounts)
Operating results:
Revenue	$158,643	$130,650	$133,892	$135,318	$121,794
Cost of goods sold	113,046	94,754	87,092	94,083	83,387
Gross profit	45,597	35,896	46,800	41,235	38,407
Operating expenses	52,002	46,505	42,457	40,760	37,083
Loss on impairment of intangibles (1)	406	6,327	3,525	-	3,551
Loss on impairment of goodwill (1)	-	20,304	-	-	-
Operating income (loss)	(6,811)	(37,240)	818	475	(2,227)
Other income (expense) (2)	(891)	(2,355)	(835)	(2,518)	5,005
Earnings (loss) before income taxes	(7,702)	(39,595)	(17)	(2,043)	2,778
Income tax benefit (expense)	(520)	1,277	(1,471)	1,005	3,083
Net earnings (loss)	(8,222)	(38,318)	(1,488)	(1,038)	5,861
Less net earnings (loss) attributable to noncontrolling interest	250	66	592	(62)	112
Net earnings(loss) attributable to PMFG, Inc.	(8,472)	(38,384)	(2,080)	(976)	5,749
Dividends on preferred stock	-	-	-	-	(722)
Earnings (loss) applicable to PMFG, Inc. common stockholders	$(8,472)	$(38,384)	$(2,080)	$(976)	$5,027
Diluted earnings (loss) per share	$(0.40)	$(1.82)	$(0.10)	$(0.05)	$0.28
Weighted average shares outstanding:
Diluted	21,274	21,086	20,930	18,810	16,662

	As of
	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011
Financial position:
Working capital (3)	$17,010	$17,348	$17,877	$16,727	$25,384
Current assets	102,873	104,834	108,473	122,286	81,139
Total assets	162,493	167,223	180,111	183,279	140,709
Current liabilities	66,806	49,725	33,471	45,019	37,231
Long-term debt, net of current portion	2,900	14,149	8,719	-	9,971
Total liabilities	74,881	69,751	48,225	52,393	55,668
Stockholders' equity (4)	87,612	97,472	131,886	130,886	85,041

(1)

Operating expenses for fiscal 2015, 2014, 2013 and 2011 include charges of $406, $26,631, $3,525 and $3,551, respectively, related to impairment losses on intangibles and goodwill.  See Note F to our Consolidated Financial Statements.

(2)

Other income (expense) in fiscal 2015 includes a gain of $1,238 related to the sale of the heat exchanger product line. Other income (expense) in fiscal 2011 includes a gain of $6,681 related to the change in the fair value of the derivative liability associated with the convertible preferred stock sold in September 2009.

(3)

The Company defines working capital as the net balance of accounts receivable, costs and earnings in excess of billings on uncompleted projects, billings in excess of costs and earnings on uncompleted projects and accounts payable.

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

This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this report.  These factors can cause actual results for future periods, including fiscal 2016, to differ materially from those disclosed in, or implied by, these forward-looking statements.

Recent Developments

Merger Agreement with CECO Environmental Corp.

On May 3, 2015, the Company entered the Merger Agreement with CECO, the Merger Subs. Pursuant to the Merger Agreement, Merger Sub I will merge with and into the Company, with the Company surviving the First Merger as a wholly owned subsidiary of CECO. Immediately following consummation of the First Merger, the Company will merge with and into Merger Sub II, with Merger Sub II surviving the Second Merger, as a wholly owned subsidiary of CECO.

The Boards of Directors of the Company and CECO have each unanimously approved the Merger Agreement. The Merger Agreement is subject to approval by the Company’s stockholders. The Board of Directors of the Company has recommended that the Company’s stockholders adopt the Merger Agreement.

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the Effective Time, each then issued and outstanding share of Company Common Stock (except shares owned by a subsidiary of the Company and shares held by stockholders who exercise their appraisal rights under Delaware law) will be cancelled and converted into the right to receive, at the election of the holder, subject to proration, either:

•	Cash Consideration; or
•

the “Stock Consideration”; provided that the Stock Consideration is subject to a collar such that (1) if the VWAP Price is less than or equal to $10.61, then the Exchange Ratio will be 0.6456 shares of CECO Common Stock for each share of Company Common Stock, and (2) if the VWAP Price is greater than or equal to $12.97, then the Exchange Ratio will be 0.5282 shares of CECO Common Stock for each share of Company Common Stock. The net effect of this collar mechanism is that no further increase in the Exchange Ratio will be made if the CECO trading price is less than $10.61, and no further decrease in the Exchange Ratio will be made if the CECO trading price is greater than $12.97.

The Mergers are expected to close in September 2015, subject to approval of CECO stockholders and Company stockholders and other customary closing conditions.  Both CECO and the Company have scheduled stockholder meetings for September 2, 2015 to approve proposals in connection with the Mergers.

The Merger Agreement may be terminated at any time prior to the closing of the Mergers by mutual written consent of CECO and the Company. Either CECO or the Company may terminate the Merger Agreement if the Effective Time has not occurred on or before November 30, 2015, the required Company stockholder approval or CECO stockholder approval is not obtained, or the consummation of the Mergers becomes illegal or otherwise is prevented or prohibited by any governmental authority.

The Company cannot give any assurance that the Mergers will be completed.

Sale of Heat Exchanger Business

On March 27, 2015, we sold our heat exchanger product line including the Alco, Alco-Twin, and Bos-Hatten brands.  The product line was acquired in 2008 in connection with the purchase of Nitram Energy, Inc. and Subsidiaries (“Nitram”).  The heat exchanger product line represented approximately $6.1 million of revenue in fiscal 2015 and approximately $6.3 million of revenue in fiscal 2014.  The sale resulted in a gain of $1.2 million included in Other income (expense) in the Consolidated Statements of Operations.

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

Our products and systems are marketed worldwide.  The percentage of revenue generated from outside the United States was approximately 42% in fiscal 2015 compared to 39% in fiscal 2014. As a result of the global demand for our products and our increased sales resources outside of the United States, we expect our international revenue will continue to be a significant percentage of our consolidated revenue in the future.  International markets, and in particular emerging markets such as Latin America, Northern Africa and China, will be subject to significant variations in demand from period to period.

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

The following table sets forth the percentage of revenue related to our Process Products and Environmental Systems, respectively:

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Process Products	66%	76%	84%
Environmental Systems	34%	24%	16%
	100%	100%	100%

Key Drivers of Product Demand

We believe demand for our products is driven by the increasing demand for energy in both developed and emerging markets, coupled with the global trend towards increasingly restrictive environmental regulations.  These trends should stimulate investment in new power generation facilities and related infrastructure, and in upgrading existing facilities.

With a shift to cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas, nuclear technology and renewable resources. In developed markets, natural gas is increasingly becoming one of the energy sources of choice.  We supply product offerings throughout the entire natural gas infrastructure value chain and believe the expansion of natural gas infrastructure will drive growth of our Process Products segment and the global market for our SCR Systems for natural-gas-fired power plants.

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

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
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

Bad debt expense totaled $0.3 million in fiscal 2015 and $0.1 in fiscal 2014 and $1.2 million in fiscal 2013. As a percentage of revenue, the bad debt expense was 0.2%, 0.1%, and 0.9% in fiscal 2015, 2014, and 2013, respectively.

The impact of a 100 basis point increase or decrease in bad debt expense would be approximately $1.6 million in fiscal 2015.

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

Warranty expense totaled $1.1 million, $1.2 million and $1.9 million in fiscal 2015, 2014, and 2013, respectively. As a percentage of revenue, the warranty expense was 0.7%, 0.9% and 1.4% in fiscal 2015, 2014 and 2013, respectively.

The impact of a 100 basis point increase or decrease in warranty costs would be approximately $1.6 million in fiscal 2015.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
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

In the fourth quarter of fiscal 2015, we completed our annual impairment testing using the methods described above and concluded there was no impairment related to our goodwill and $0.4 million of impairment related to our other intangible assets with an indefinite life.

Our goodwill and intangible net assets totaled $26.2 million as of June 27, 2015.

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

At June 27, 2015 the fair value of our Process Products segment, which is also the reporting unit, exceeded its related carrying value by approximately $5.1 million or 7%.  Increasing our discount rate by 25 basis points would not have resulted in an impairment charge. The terminal revenue growth rate utilized in calculating the fair value (4.0%) is dependent on our ability to meet internal projections and operating plans, as well as other factors and assumptions.

At June 27, 2015, the fair value of our Environmental Systems segment, which is also the reporting unit, exceeded its related carrying value by $19.7 million or 55%.  The terminal revenue growth rate utilized in calculating the fair value (4.0%) is dependent on our ability to meet internal projections and operating plans, as well as other factors and assumptions.

At June 27, 2015, the carrying value of our trade names and design guidelines were each impaired by $0.2 million to reduce the carrying value to fair value.

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

At June 27, 2015 our liability for uncertain tax positions, including accrued interest, was $1.5 million and our valuation allowance was $7.2 million.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  This update provides guidance on management’s responsibility to evaluate whether there is substantial doubt about the ability to continue as a going concern and to provide related interim and annual footnote disclosures.  The amendments in this ASU are effective for reporting periods ending after December 15, 2016.  We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a comprehensive new revenue recognition model that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. Based on the FASB’s revised effective date, the new revenue standard will be effective beginning in our fiscal year 2019. Early adoption in our fiscal year 2018 is permitted. We are evaluating the effect the new revenue standard will have on our consolidated financial statements and related disclosures.

Results of Operations - Consolidated

The following summarizes our Consolidated Statements of Operations as a percentage of net revenue:

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	71.3	72.5	65.0
Gross profit	28.7	27.5	35.0
Operating expenses	33.0	56.0	34.3
Operating income (loss)	(4.3)	(28.5)	0.7
Other income (expense)	(0.6)	(1.8)	(0.7)
Earnings (loss) before income taxes	(4.9)	(30.3)	0.0
Income tax benefit (expense)	(0.3)	1.0	(1.1)
Net earnings (loss)	(5.2)%	(29.3)%	(1.1)%
Less net earnings (loss) attributable to noncontrolling interest	0.2	0.1	0.4
Net earnings (loss) attributable to PMFG, Inc.	(5.4)%	(29.4)%	(1.5)%

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

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2015	Total	2014	Total	2013	Total
Domestic	$91,863	57.9%	$80,045	61.3%	$70,986	53.0%
International	66,780	42.1%	50,605	38.7%	62,906	47.0%
Total	$158,643	100.0%	$130,650	100.0%	$133,892	100.0%

For fiscal 2015, total revenue increased $28.0 million, or 21.4%, compared to fiscal 2014, as a result of higher revenue from our Process Products segment in the Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions combined with higher revenue from our Environmental Systems segment.  The higher revenue from our Process Products segment resulted from year over year increased demand for our oily water separation solutions in the EMEA and APAC regions. Stringent air pollution regulations, pending changes in regulation and increased demand for natural gas power generation in the United States drove increased demand for our environmental systems and products.  In March 2014, we acquired substantially all the assets of Combustion Components Associates, Inc. (“CCA”).  In fiscal 2015, the full year of revenue from CCA was $7.0 million higher than the revenue generated from the acquisition in the fourth quarter of fiscal 2014.

For fiscal 2014, total revenue decreased $3.2 million, or 2.4%, compared to fiscal 2013. Domestically, lower revenue in our Process Products segment was partially offset by higher revenue in our Environmental Systems segment. The net increase in domestic revenue in fiscal 2014 when compared to the prior fiscal year was $9.1 million.  International revenue decreased $12.3 million in fiscal 2014 compared to fiscal 2013.

Additional detail on the year-over-year change by product category is as follows (in thousands):

Change in
fiscal 2015
Process Products systems
Separation and filtration equipment	$3,237
Silencer and heat transfer equipment	3,096
Environmental Systems	21,660
$27,993

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

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2015	Revenue	2014	Revenue	2013	Revenue
Revenue	$158,643	100.0%	$130,650	100.0%	$133,892	100.0%
Cost of goods sold	113,046	71.3%	94,754	72.5%	87,092	65.0%
Gross profit	$45,597	28.7%	$35,896	27.5%	$46,800	35.0%

For fiscal 2015, our gross profit increased $9.7 million, or 27.0%, compared to fiscal 2014.  Gross profit, as a percentage of revenue, was 28.7% in fiscal 2015 compared to 27.5% in fiscal 2014.  The increase in gross profit resulted from higher revenue, product mix and year over year efficiency improvements at our manufacturing facilities.

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

Operating Expenses.  The following summarizes operating expenses (in thousands):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2015	Revenue	2014	Revenue	2013	Revenue
Sales and marketing	$14,719	9.3%	$14,610	11.2%	$14,353	10.7%
Engineering and project management	13,094	8.3%	11,181	8.6%	9,406	7.0%
General and administrative	24,189	15.2%	20,714	15.9%	18,698	14.0%
Total operating expenses	$52,002	32.8%	$46,505	35.6%	$42,457	31.7%

For fiscal 2015, our operating expenses, excluding the loss on impairment charges, increased $5.5 million, or 11.8%.  The increase in operating expenses was driven by costs associated with operating CCA for a full year in fiscal 2015 versus one quarter of the year in fiscal 2014, one-time costs associated with the Mergers , increased system implementation costs associated with implementing our ERP at our foreign operating locations, and costs associated with process improvement projects.  These increases were offset in part by costs in fiscal 2014 associated with the CCA acquisition, an ERP implementation in Germany, and an investment in a joint development project in our nuclear business.  The change in operating expenses in fiscal 2015 compared to fiscal 2014 is summarized as follows (in thousands):

CCA expenses	$3,359
Costs related to the Mergers	2,001
Fiscal 2015 system implementation and process improvements projects	1,391
Fiscal 2014 acquisition/system implementation/joint development costs	(1,035)
Other	(219)
$5,497

Our sales and marketing expenses increased $0.3 million in fiscal 2014 compared to fiscal 2013.  Our engineering and project management expenses increased $1.8 million in fiscal 2014 compared to fiscal 2013.  General and administrative expenses increased by $2.0 million in fiscal 2014 compared to fiscal 2013.

Loss on Impairment.  The following summarizes loss on impairment (in thousands):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2015	Revenue	2014	Revenue	2013	Revenue
Loss on impairment of intangibles	$406	0.3%	$6,327	4.8%	$3,525	2.6%
Loss on impairment of goodwill	-	0.0%	20,304	15.5%	-	0.0%
Total impairment charges	$406	0.3%	$26,631	20.4%	$3,525	2.6%

As more fully described in Note F to the Consolidated Financial Statements, the Company performs an annual evaluation in the fourth quarter of each fiscal year of potential impairment of goodwill and indefinite lived intangible assets. In fiscal 2015, based on current projections regarding the cash flows within the Process Products segment, the evaluation resulted in an impairment of $0.2 million each to trade names and design guidelines.

Prior to the acquisition of substantially all of the assets of CCA Combustion Components Associates in March 2014, all of our prior acquisitions were within the Process Products reporting segment, the largest of which was the acquisition of Nitram in April 2008.  Forecasted delay in the cash flow benefits of the long-term global natural gas and nuclear power generation market trends resulted in an identified impairment during the fourth quarter of fiscal 2014 to the Process Products segment. Accordingly, the carrying value for goodwill and long-lived intangibles assets was adjusted down to the revised estimates of fair value and a loss on impairment of $26.6 million was recorded in fiscal 2014.

In fiscal 2013, our operating expenses included the result of a decision to write off deferred royalty advances under the CEFCO licensing agreement. As a result of delays in CEFCO’s ability to identify and fund a pilot test location utilizing the CEFCO technology combined with uncertainties related to the future demand for clean coal technology applications, management concluded that it is no longer probable that the future cash flow under the CEFCO licensing agreement will exceed the amounts funded by the Company to date. Accordingly, a non-cash impairment charge of $3.5 million to operating expense was recognized in fiscal 2013 to write off all amounts advanced to date under the license agreement.

Other Income and Expense.  The following summarizes other income and expenses (in thousands):

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Interest income	$80	$23	$50
Interest expense	(1,748)	(1,668)	(492)
Loss on extinguishment of debt	-	-	(291)
Foreign exchange gain (loss)	(905)	(799)	(135)
Other income (expense), net	1,682	89	33
Total other income (expense), net	$(891)	$(2,355)	$(835)

For fiscal 2015, total other income and (expense), net changed by $1.5 million from $2.4 million of expense in fiscal 2014 to $0.9 million of expense in fiscal 2015.  During fiscal 2015, other income and expense included a gain of $1.2 million from the sale of our heat exchanger product line. For fiscal 2014, total other income and expense, net changed by $1.5 million from $0.8 million of expense in fiscal 2013 to $2.4 million of expense in fiscal 2014.

Interest expense during fiscal 2015 increased by $0.1 million compared to fiscal 2014.  A $0.3 million write off of deferred financing charges associated with the extinguished senior term loan was recognized in fiscal 2013. Fiscal 2015 reported a loss on foreign currency translation of $0.9 million compared to $0.8 million in fiscal 2014.  For both fiscal years, the loss on currency translation was largely driven by changes in the exchange rates of the euro and the Canadian dollar relative to the U.S. dollar and the euro to the British pound.  In fiscal 2013 the loss on currency translation was $0.1 million and was primarily driven by changes in the exchange rates of the Canadian dollar and the euro relative to the U.S. dollar.

Income Taxes:  Fiscal 2015 resulted in income tax expense of $0.5 million compared to an income tax benefit of $1.3 million in fiscal 2014 and an income tax expense of $1.5 million in fiscal 2013. For fiscal 2015 and fiscal 2014 the effective rates vary from statutory rates because of the impact of losses in zero-rated jurisdictions with a full valuation allowance coupled with taxable income in other jurisdictions. For fiscal 2013, the effective tax rates vary from statutory rates because we established a valuation allowance against deferred tax assets and increased our reserve for uncertain tax positions.  This was offset in part by research and development expenditure credits and increased profits of our foreign subsidiaries which have a lower tax rate than the United States.  For further information related to income taxes, see Note O to our consolidated financial statements included in Item 8 of this Form 10-K.

Net Earnings (Loss):  Our net loss decreased from $38.3 million, or 29.3 % of revenue, for fiscal 2014 to a net loss of $8.2 million, or 5.2% of revenue, for fiscal 2015. Basic and diluted loss per share decreased from net loss of $1.82 per share for fiscal 2014 to a net loss of $0.40 per share for fiscal 2015.  Our net loss increased from $1.5 million, or 1.1 % of revenue, for fiscal 2013 to a net loss of $38.3 million, or 29.3% of revenue, for fiscal 2014.  Basic and diluted loss per share increased from net loss of $0.10 per share for fiscal 2013 to a net loss of $1.82 per share for fiscal 2014.

Results of Operations – Segments

We have two reporting segments:  Process Products and Environmental Systems.

Process Products

The Process Products segment produces specialized systems and products that remove contaminants from gases and liquids, improve efficiency, reduce maintenance and extend the life of energy infrastructure. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial equipment and pulsation dampeners that reduce vibration. Process Products represented 66%, 76% and 84% of our revenue in fiscal 2015, 2014 and 2013, respectively.

Process Products revenue, gross profit and operating income for the prior three fiscal years are presented below (in thousands):

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Revenue	$105,308	$98,975	$112,703
Gross profit	25,860	24,762	39,204
Operating income	5,722	(22,841)	19,006
Operating income as % of revenue	5.4%	(23.1)%	16.9%

Process Products revenue increased by $6.3 million, or 6.4%, in fiscal 2015 compared to fiscal 2014.  The increased revenue from our Process Products segment resulted from year over year increased demand for our oily water separation solutions in the EMEA and APAC regions. Process Products gross profit for fiscal 2015 increased $1.1 million, or 4.4%, compared to fiscal 2014 on increased revenue.

Process Products operating income increased by $28.6 million in fiscal 2015 compared to fiscal 2014. In fiscal 2014, we recorded a $26.6 million charge for impairment of goodwill and intangible assets, compared to $0.4 million in the current year. In addition to the impact of the impairment charges, fiscal 2015 benefited from the increase in segment revenue and cost reductions in the United States. Operating income decreased  $41.8 million in fiscal 2014 compared to fiscal 2013, primarily due to the impairment charge. As a percentage of Process Products revenue, operating income was 5.4%, (23.1)% and 16.9%  in fiscal 2015, 2014 and 2013, respectively.

Environmental Systems

The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion NOX control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel.  System applications include SCR systems, combustion systems and SNCR systems.  Environmental Systems represented 34%, 24% and 16% of our revenue in fiscal 2015, 2014 and 2013, respectively.

Environmental Systems revenue, gross profit and operating income for the prior three fiscal years are presented below (in thousands):

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Revenue	$53,335	$31,675	$21,189
Gross profit	19,737	11,137	7,596
Operating income	11,656	6,315	4,035
Operating income as % of revenue	21.9%	19.9%	19.0%

Revenue from Environmental Systems increased $21.7 million, or 68.4%, during fiscal 2015 compared to fiscal 2014. Revenue from Environmental Systems increased $10.5 million, or 49.5%, during fiscal 2014 compared to fiscal 2013. In the United States, where stringent air pollution regulations, pending changes in regulation and increased demand for natural gas power generation are driving increased demand for our products.  CCA revenue was also recognized under the Environmental Systems segment and contributed $11.5 million and $4.3 million to the segment revenue in fiscal 2015 and 2014, respectively.

Gross profit in the Environmental Systems increased $8.6 million, or 77.2%, to $19.7 million in fiscal 2015 compared to fiscal 2014.  The increase in gross profit resulted primarily from higher revenue and higher relative profitability on projects completed or in process during the year. Gross profit increased $3.5 million, or 46.6%, to $11.1 million in fiscal 2014 compared to fiscal 2013 on higher revenue.

Environmental Systems operating income in fiscal 2015 increased $5.3 million, or 84.6%, compared to fiscal 2014.  As a percentage of revenue, operating income benefited from the increase in gross profit as a percentage of revenue.  Environmental Systems operating income in fiscal 2014 increased $2.3 million, or 56.5%, compared to fiscal 2013.  As a percentage of revenue, operating income remained relatively constant in fiscal 2014 compared to fiscal 2013.

General and Administrative Expenses

General and administrative expenses excluded from our segment operating results were $24.2 million, $20.7 million and $18.7 million, for fiscal 2015, 2014 and 2013, respectively.

General and administrative expenses include payroll, employee benefits, stock-based compensation and other employee-related costs and costs associated with executive management, finance, human resources, information systems and other administrative employees.  General and administrative costs also include board of director compensation and expenses, facility costs, insurance, audit fees, legal fees, reporting expense, professional services and other administrative fees. General and administrative expenses increased $3.5 million, or 16.9% in fiscal 2015 compared to fiscal 2014.  The increased expenses in fiscal 2015 primarily resulted from costs associated with the Mergers, costs associated with process improvement projects in the United States, and higher bad debt expense.  General and administrative expenses increased $2.0 million, or 10.8%, in fiscal 2014 compared to fiscal 2013.  The increased expenses in fiscal 2014 primarily resulted from the CCA acquisition and incremental personnel and occupancy costs related to the Dubai office.  For fiscal 2014, operating expenses included a $26.6 million impairment of goodwill and intangible assets attributed to our Process Products segment that was excluded from our segment operating results.

Contingencies

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business.  The Company accrues for its litigation contingencies when losses are both probable and reasonably estimable.

Net Bookings and Backlog

The following table shows the activity and balances related to our backlog for the fiscal years ended and as of June 27, 2015 and June 28, 2014 (in millions):

	Fiscal 2015	Fiscal 2014
Backlog at beginning of period	$115.9	$84.2
Net bookings	123.9	159.3
Acquired backlog	-	3.0
Revenue recognized	(158.6)	(130.6)
Backlog at end of period	$81.2	$115.9

Our backlog of uncompleted orders was $81.2 million at June 27, 2015, compared to $115.9 million at June 28, 2014.  Backlog includes contractual purchase orders that are deliverable in future periods less revenue recognized on such orders to date.  At June 27, 2015 and June 28, 2014, approximately 60% of our backlog related to Process Products sales orders with the balance pertaining to Environmental Systems sales orders.  The relative decrease in net bookings reflects the delay in the awards of several large projects, cancellation of planned infrastructure projects in Eastern Europe, as well as the overlap of certain larger projects awarded during fiscal 2014. The delays and cancellations of planned infrastructure projects are attributed in part to the recent global decline in oil prices. Of our backlog at June 27, 2015, we estimate approximately 85% will be completed during fiscal 2016.  Orders in backlog are subject to change, delays, or cancellation by our customers.

Financial Position

Assets. Total assets decreased by $4.7 million, or 2.8%, from $167.2 million at June 28, 2014 to $162.5 million at June 27, 2015.  We held cash and cash equivalents of $34.8 million, of which $17.3 million was restricted as collateral for term loans, stand-by letters of credit and bank guarantees, current assets exceeded current liabilities by $36.1 million and a current liquidity ratio of 1.5-to-1.0 at June 27, 2015.  This compares with cash and cash equivalents of $42.8 million at June 28, 2014, of which $15.6 million was restricted, working capital of $55.1 million and a current liquidity ratio of 2.1-to-1.0 at June 28, 2014.

Liabilities and Stockholders’ Equity.  Total liabilities increased by $5.1 million, or 7.4%, from $69.8 million at June 28, 2014 to $74.9 million at June 27, 2015.  The increase in liabilities is attributed to an increase in accounts payable.  The decrease in our stockholders’ equity of $9.9 million, or 10.1%, from $97.4 million at June 28, 2014 to $87.6 million at June 27, 2015 is primarily attributable to the net loss recognized in fiscal 2015.  Our debt (total liabilities)-to-equity ratio was 0.9-to-1.0 and 0.7-to-1.0 at June 27, 2015 and at June 28, 2014, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $34.8 million as of June 27, 2015, of which $17.3 million was restricted as collateral for the term loans and stand-by letters of credit and bank guarantees, compared to $42.8 million at June 28, 2014, of which $15.6 million was restricted.  Cash and cash equivalents held in financial institutions outside the United States totaled $14.3 million and $23.5 million at June 27, 2015 and June 28, 2014, respectively, to support the existing operations and planned growth of our operating locations outside the United States.  The Company has elected to treat foreign earnings as permanently reinvested outside the U.S. and has not recognized the U.S. tax expense, if any, on those earnings.  Net cash used in operating activities during fiscal 2015 was $3.3 million, compared to net cash used of $9.6 million and net cash provided of $5.4 million during fiscal 2014 and fiscal 2013, respectively.

Because we are engaged in the business of manufacturing systems, our progress billing practices are event-oriented rather than date-oriented and vary from contract to contract. We typically bill our customers upon the occurrence of project milestones. Billings to customers affect the balance of billings in excess of costs and earnings on uncompleted contracts or the balance of costs and earnings in excess of billings on uncompleted contracts, as well as the balance of accounts receivable. Consequently, we focus on the net amount of these accounts, along with accounts payable, to determine our management of working capital.  At June 27, 2015, working capital, defined as the net balance of accounts receivable, costs and earnings in excess of billings on uncompleted projects, billings in excess of costs and earnings on uncompleted projects and accounts payable, was $17.0 million compared to $17.3 million at June 28, 2014, reflecting a decrease of our investment in these working capital items of $0.3 million. Generally, a contract will either allow for amounts to be billed upon shipment or on a progress basis based on the attainment of certain milestones. For fiscal 2014, in addition to our change in working capital, our cash flow used in operations was comprised primarily of our net loss of $38.3 million adjusted by non-cash impairment charges of $26.6 million and other expense items which did not generate a use of current year cash.

Net cash used in investing activities was $1.8 million for fiscal 2015, compared to net cash used in investing activities of $27.9 million and $14.5 million for fiscal 2014 and 2013, respectively.  The use of cash during fiscal 2014 primarily related to the acquisition of CCA, costs related to the transition to the manufacturing facilities and increase in our restricted cash as result of the amendment to our credit agreement. The use of cash during fiscal 2013 primarily related to the construction costs of our manufacturing facilities in Denton, Texas and Zhenjiang, China.

Net cash used by financing activities was $2.7 million for fiscal 2015, compared to net cash provided by financing activities of $11.1 million in fiscal 2014 and provided by financing activities of $9.8 million in fiscal 2013. Cash used by financing activities in fiscal 2015 was used for the payment of long-term debt. Cash provided by financing activities for fiscal 2014 was from the proceeds of short- and long-term debt and equity contribution from noncontrolling interest.  Cash provided by financing activities for fiscal 2013 was primarily the proceeds from long-term debt used to build our Denton, Texas manufacturing facility.

As a result of the above factors, our unrestricted cash and cash equivalents during fiscal 2015 decreased $9.7 million compared to a decrease of $25.7 million during fiscal 2014 and an increase of $0.7 million in fiscal 2013.

In July 2013, the Company obtained short-term financing from Bank of China Limited.  The financing provides for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%.  Interest is payable quarterly.  All amounts were paid with cash on hand in July 2014. In December 2014, the Company entered into a new short-term financing from Bank of China Limited.  The financing provides for borrowing up to ¥10 million ($1.6 million) at an interest rate of 6.5%, with interest payable monthly. The short-term financing is due in December 2015.

The Company believes its unrestricted cash and cash equivalents together with expected cash flow from operations will be sufficient to meet the liquidity and capital requirements of the Company for the next 12 months including our ability to meet all customer and supplier commitments, as well as meet all repayment obligations under financing agreements.

Credit Facilities

In September 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent, and other financial institutions party thereto.  The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million used for the purchase of equipment for a manufacturing facility in Denton, Texas (“Term Loan A”) and a term loan of $10.0 million, the net proceeds of which have already been used to fund the construction of the Denton facility (“Term Loan B”).  All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company.

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans will mature on that date.  Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve.  At June 27, 2015, there were no outstanding borrowings and approximately $6.3 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $4.2 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

Interest on all loans must generally be paid quarterly.  Interest rates on term loans use floating rates plus ½ of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters.  The rate at June 27, 2015 was 2.9%.

Borrowings under the Credit Agreement are secured by essentially all domestic tangible and intangible assets of the Company, including $12.0 million maintained in a blocked collateral account.

The Credit Agreement, as amended, includes financial covenants as follows:

•

Maximum consolidated leverage ratio (“CLR”) not to exceed 1.75 to 1:00. The CLR ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles.

•

Minimum debt service coverage ratio (“DSCR”) not less than 1:50 to 1:00. The DSCR ratio is calculated as the ratio of the sum of the Company’s consolidated EBITDA, as defined, for the four fiscal quarter period ended on the determination date less cash restricted payments constituting dividends and distributions to third parties, maintenance, capital expenditures made during the four fiscal quarter period, and cash taxes for the four fiscal quarter period, all as defined, to the consolidated fixed charges, as defined.

•	Minimum consolidated tangible net worth not less than $65.0 million plus 50% of the consolidated net income reported subsequent to the fiscal year ended on June 30, 2013.

The Company is required to make quarterly principal payments on the term loans.  The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans.

In fiscal 2014, the Company obtained an amendment to the Credit Agreement.  Pursuant to the amendment, if the DSCR is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014.  In March 2015, the Company amended the Credit Agreement to increase the minimum amount which must be maintained in a blocked collateral account from $10.0 million to $12.0 million.  In connection with the sale of the heat exchanger product line, the Company obtained a limited one-time waiver for the $500,000 aggregate limitation on dispositions included in the Credit Agreement.  The waiver included a provision that the Company deposit $2.0 million in the blocked collateral account concurrent with the receipt of proceeds from the sale of the heat exchanger product line.  On March 27, 2015, the Company received proceeds of $2.3 million from the sale of the heat exchanger product line and deposited $2.0 million into the blocked collateral account in accordance with the amended Credit Agreement and the limited one-time waiver. At June 27, 2015, the Company’s DSCR was less than 1.50 to 1.00 and the Company maintained $12.0 million in a blocked collateral account.

At June 27, 2015, the Company’s consolidated tangible net worth was less than the minimum required under the Credit Agreement.  The Company obtained a waiver of the covenant violation from its lenders. Accordingly, amounts outstanding under the Credit Agreement are presented as current liabilities in the consolidated balance sheet.  The Company is required to make quarterly principal payments on the term loans.  The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans. See Note S for a full description of the Mergers. The Company understands that, upon consummation of the Mergers, all outstanding loans and other obligations under the Credit Agreement will be paid in full, all outstanding letters of credit will be cash collateralized (or backed by new letters of credit issued under the CECO credit agreement) and the Credit Agreement will be terminated.  If that doesn't occur, an event of default will result under the Credit Agreement.  Should the Mergers be delayed or terminated, the Company intends and believes it has the ability to refinance the Credit Agreement with repayment and collateral terms similar to those in place at June 27, 2015.

In July 2013, the Company’s subsidiary in China entered into a loan agreement with Bank of China Limited.  The loan agreement provides for a loan commitment of ¥43.0 million ($6.9 million) to fund the construction of a manufacturing facility in Zhenjiang, China.  The loan is secured by PCMC’s property, plant and equipment.  The loan matures on December 20, 2017.  At June 27, 2015, there was an outstanding borrowing of ¥28.0 million ($4.5 million).  Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan which will be paid using cash on hand in China.  Interest rates use floating rates as established by The People’s Bank of China.  The rate at June 27, 2015 was 7.0%.  The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions.  At June 27, 2015, PCMC was in compliance with all of its debt covenants.  PCMC had bank guarantees of $0.6 million and $0.8 million at June 27, 2015 and June 28, 2014, respectively, secured by $0.6 million and $0.8 million of restricted cash balances.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.4 million) at June 27, 2015 and £6.0 million ($10.2 million) at June 28, 2014.  This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.8 million ($2.9 million) at June 27, 2015 and £1.8 million ($3.0 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets.  At June 27, 2015, there was £3.6 million ($5.7 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was £4.6 million ($7.9 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($5.4 million) at June 27, 2015 and €4.8 million ($6.6 million) at June 28, 2014.  This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.7 million ($0.8 million) at June 27, 2015 and €0.9 million ($1.2 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets.  At June 27, 2015, there was €2.2 million ($2.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was €2.8 million ($3.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $2.0 million and $1.5 million at June 27, 2015 and June 28, 2014, respectively.  At June 27, 2015 and June 28, 2014, these guarantees are secured with a cash deposit of $1.0 million and $0.6 million, respectively, and a protective letter of credit issued by the Company to Citibank.

We believe we maintain adequate liquidity to support existing operations and planned growth over the next 12 months.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 27, 2015.

Tabular Disclosure of Contractual Obligations

The following table summarizes the indicated contractual obligations and other commitments of the Company as of June 27, 2015 (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Purchase obligations (1)	25,018	25,018	-	-	-
Unrecognized tax benefits	1,491	-	1,491	-	-
Stand-by letters of credit (2)	17,079	2,028	14,567	335	149
Surety bonds	12,132	2,352	9,324	456
Operating lease obligations	3,520	1,737	1,322	461	-
Long-term debt	14,158	11,258	2,900	-	-
Interest payments	2,453	615	902	596	340
Total contractual obligations	75,851	43,008	30,506	1,848	489

1)

Purchase obligations in the table above represent the value of open purchase orders as of June 27, 2015.  We believe that some of these obligations could be cancelled for payment of a nominal penalty, or no penalty.

2)

The stand-by letters of credit include $6.3 million issued under our $30.0 million revolving credit facility in the U.S., $5.7 million outstanding under our debenture agreement in the U.K., $2.5 million outstanding under our debenture agreement in Germany, $2.0 million outstanding bank guarantee in Singapore and $0.6 million outstanding guarantee in China.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

We are subject to interest rate risk on outstanding borrowings under our U.S. and China Credit Agreements, which bears interest at variable rates.  At June 27, 2015, we had $14.2 million outstanding borrowings under these agreements.

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

We are exposed to market risk under these arrangements due to the possibility of interest rates on the term loans under our Credit Agreement declining below the designated rates on our interest rate derivative agreements.  We believe the credit risk under these arrangements is remote because the counterparty to our interest rate derivative agreements is a major financial institution.  However, if the counterparty to our derivative arrangements becomes unable to fulfill their obligation to us, we would not receive the financial benefits of these swap agreements.

Each quarter point change in interest rates on the variable portion of indebtedness under our Credit Agreements would result in a change of $16,250 to our interest expense on an annual basis.

Foreign Currency Risk

Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates.  Certain sales and expenses in foreign countries are transacted in currencies other than the United States dollar, our reporting currency.  Our foreign currency exchange rate risk is primarily limited to the Canadian dollar, the British pound, Chinese yuan and the euro.  We naturally hedge a portion of our foreign currency exposure through the use of suppliers and subcontractors in the countries in which we sell products, and by incurring liabilities denominated in the local currency in which our foreign subsidiaries are located.  We did not have any currency derivatives outstanding as of, or during the fiscal year ended, June 27, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PMFG, Inc.

We have audited the accompanying consolidated balance sheets of PMFG, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMFG, Inc. and subsidiaries as of June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2015 expressed an unmodified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

August 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PMFG, Inc.

We have audited the internal control over financial reporting of PMFG, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 27, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 27, 2015, and our report dated August 31, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

August 31, 2015

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS

	June 27, 2015	June 28, 2014
Current assets:
Cash and cash equivalents	$17,549	$27,274
Restricted cash	17,252	15,570
Accounts receivable - trade, net of allowance for doubtful accounts of $477 and $216, at June 27, 2015 and June 28, 2014, respectively	32,723	26,256
Inventories, net	7,990	10,833
Costs and earnings in excess of billings on uncompleted contracts	23,871	19,854
Income taxes receivable	-	13
Deferred income taxes	359	477
Other current assets	3,129	4,557
Total current assets	102,873	104,834
Property, plant and equipment, net	31,158	31,633
Intangible assets, net	10,441	11,870
Goodwill	15,799	16,076
Deferred income taxes	1,699	2,097
Other assets	523	713
Total assets	$162,493	$167,223

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Balance Sheets - Continued

(Amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 27, 2015	June 28, 2014
Current liabilities:
Accounts payable	$31,077	$19,914
Current maturities of long-term debt	11,258	2,408
Billings in excess of costs and earnings on uncompleted contracts	8,507	8,848
Commissions payable	2,172	2,422
Income taxes payable	88	463
Deferred income taxes	145	304
Accrued product warranties	2,220	2,527
Customer deposits	2,358	3,129
Accrued liabilities and other	8,981	9,710
Total current liabilities	66,806	49,725
Long-term debt, net of current portion	2,900	14,149
Deferred income taxes	3,426	4,157
Other non-current liabilities	1,749	1,720
Commitments and contingencies
Preferred stock – authorized, 5,000,000 shares of $0.01 par value; no shares issued and outstanding at June 27, 2015 and June 28, 2014	-	-
Stockholders' equity:
Common stock - authorized, 50,000,000 shares of $0.01 par value; issued and outstanding, 21,281,290 and 21,062,721 shares at June 27, 2015 and June 28, 2014, respectively	213	211
Additional paid-in capital	98,892	97,545
Accumulated other comprehensive loss	(3,506)	(587)
Retained earnings (accumulated deficit)	(13,742)	(5,270)
Total PFMG, Inc.'s stockholders' equity	81,857	91,899
Noncontrolling interest	5,755	5,573
Total equity	87,612	97,472
Total liabilities and equity	$162,493	$167,223

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Revenue	$158,643	$130,650	$133,892
Cost of goods sold	113,046	94,754	87,092
Gross profit	45,597	35,896	46,800
Operating expenses:
Sales and marketing	14,719	14,610	14,353
Engineering and project management	13,094	11,181	9,406
General and administrative	24,189	20,714	18,698
Loss on impairment of intangibles	406	6,327	3,525
Loss on impairment of goodwill	-	20,304	-
	52,408	73,136	45,982
Operating income (loss)	(6,811)	(37,240)	818
Other income (expense):
Interest income	80	23	50
Interest expense	(1,748)	(1,668)	(492)
Loss on extinguishment of debt	-	-	(291)
Foreign exchange loss	(905)	(799)	(135)
Other income (expense), net	1,682	89	33
	(891)	(2,355)	(835)
Loss before income taxes	(7,702)	(39,595)	(17)
Income tax benefit (expense)	(520)	1,277	(1,471)
Net loss	$(8,222)	$(38,318)	$(1,488)
Less net earnings (loss) attributable to noncontrolling interest	$250	$66	$592
Net loss attributable to PMFG, Inc.	$(8,472)	$(38,384)	$(2,080)
BASIC AND DILUTED LOSS PER SHARE	$(0.40)	$(1.82)	$(0.10)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net loss, net of tax	$(8,222)	$(38,318)	$(1,488)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,987)	1,385	(76)
Comprehensive loss	(11,209)	(36,933)	(1,564)
Net income (loss) attributable to noncontrolling interest, net of tax	250	66	592
Other comprehensive income (loss):
Foreign currency translation adjustment	(68)	(32)	15
Comprehensive income (loss) attributable to noncontrolling interests	182	34	607
Comprehensive loss attributable to PMFG, Inc.	$(11,391)	$(36,967)	$(2,171)

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PMFG, Inc.'s Stockholders' Equity	Non Controlling Interest	Total Equity
Balance at June 30, 2012	20,774	$208	$96,072	$35,194	$(1,913)	$129,561	$1,325	$130,886
Net earnings (loss)	-	-	-	(2,080)	-	(2,080)	592	(1,488)
Foreign currency translation adjustment	-	-	-	-	(91)	(91)	15	(76)
Restricted stock grants	143	1	510	-	-	511	-	511
Stock options exercised	6	-	19	-	-	19	-	19
Income tax benefit related to stock options exercised	-	-	34	-	-	34	-	34
Equity contribution from noncontrolling interest in subsidiary	-	-	-	-	-	-	2,000	2,000
Other	43	1	(1)	-	-	-	-	-
Balance at June 29, 2013	20,966	$210	$96,634	$33,114	$(2,004)	$127,954	$3,932	$131,886
Net earnings (loss)	-	-	-	(38,384)	-	(38,384)	66	(38,318)
Foreign currency translation adjustment	-	-	-	-	1,417	1,417	(32)	1,385
Restricted stock grants	134	1	899	-	-	900	-	900
Stock options exercised	3	-	12	-	-	12	-	12
Equity contribution from noncontrolling interest in subsidiary	-	-	-	-	-	-	1,607	1,607
Other	(40)	-	-	-	-	-	-	-
Balance at June 28, 2014	21,063	$211	$97,545	$(5,270)	$(587)	$91,899	$5,573	$97,472
Net earnings (loss)	-	-	-	(8,472)	-	(8,472)	250	(8,222)
Foreign currency translation adjustment	-	-	-	-	(2,919)	(2,919)	(68)	(2,987)
Restricted stock grants	228	2	1,264	-	-	1,266	-	1,266
Stock options exercised	21	-	83	-	-	83	-	83
Equity contribution from noncontrolling interest in subsidiary	-	-	-	-	-	-	-	-
Other	(31)	-	-	-	-	-	-	-
Balance at June 27, 2015	21,281	$213	$98,892	$(13,742)	$(3,506)	$81,857	$5,755	$87,612

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash flows from operating activities:
Net loss	$(8,222)	$(38,318)	$(1,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,028	2,582	2,682
Loss on impairment of intangibles	406	26,631	3,525
Stock-based compensation	1,266	900	511
Excess tax benefit of stock-based compensation	-	-	(34)
Bad debt expense	334	57	1,184
Inventory valuation reserve	(171)	675	66
Provision for warranty expense	1,134	1,157	1,864
Change in fair value of interest rate swap	11	228	(160)
Loss on extinguishment of debt	-	-	291
Loss (gain) on sale of property	-	(325)	(74)
Foreign exchange loss (gain)	905	799	(135)
Gain on sale of heat exchanger product line	(1,238)	-	-
Deferred tax benefit	(375)	(1,944)	(1,158)
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(7,432)	(1,800)	8,750
Inventories	2,768	(4,916)	(71)
Costs and earnings in excess of billings on uncompleted contracts	(4,277)	(2,912)	(1,886)
Other assets	1,362	(1,600)	-
Accounts payable	11,048	4,622	(3,629)
Billings in excess of costs and earnings on uncompleted contracts	(431)	1,293	(5,497)
Commissions payable	(250)	659	326
Income taxes	(226)	1,263	2,727
Product warranties	(1,441)	(1,071)	(2,238)
Accrued liabilities and other	(1,526)	2,397	(121)
Net cash provided by (used in) operating activities	(3,327)	(9,623)	5,435
Cash flow from investing activities:
Decrease (increase) in restricted cash	(2,081)	(9,563)	2,821
Business acquisitions, net of cash acquired	-	(8,891)	(1,296)
Purchases of property and equipment	(1,790)	(9,997)	(16,127)
Sale of heat exchanger product line	2,059	-	-
Net proceeds from sale of property	3	521	135
Net cash used in investing activities	(1,809)	(27,930)	(14,467)
Cash flows from financing activities:
Net proceeds from short-term debt	1,606	1,608	-
Net proceeds from long-term debt	-	9,175	8,719
Payment of debt	(4,028)	(1,337)	-
Payment of debt issuance costs	-	-	(963)
Payments of deferred consideration	(312)	(37)	-
Equity contribution from noncontrolling interest	-	1,607	2,000
Proceeds from exercise of stock options	83	12	19
Excess tax benefits from stock-based payment arrangements	-	-	34
Net cash (used in) provided by financing activities	(2,651)	11,028	9,809

Consolidated Statements of Cash Flows continued on next page.

PMFG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(Amounts in thousands)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Effect of exchange rate changes on cash and cash equivalents	(1,938)	779	(43)
Net increase (decrease) in cash and cash equivalents	(9,725)	(25,746)	734
Cash and cash equivalents at beginning of year	27,274	53,020	52,286
Cash and cash equivalents at end of year	$17,549	$27,274	$53,020
Supplemental information on cash flow:
Income taxes paid (received)	$666	$(174)	$(1,263)
Interest paid, net of capitalized interest of $0.0 million, $0.3 million and $0.2 million at June 27, 2015, June 28, 2014 and June 29, 2013, respectively	1,924	836	459

In November 2011, $1.5 million was recorded as deferred consideration as part of the Burgess Manning GmbH acquisition that was due to the seller within 12 months from the date of acquisition.  Substantially all of this amount was paid during fiscal 2013.

The $8.9 million, presented as an investing activity from the business acquisition in fiscal 2014, represents the initial purchase consideration for CCA.  A total of $0.3 million of performance-based contingent consideration was paid in fiscal 2015 and is presented within financing activities.

See accompanying notes to consolidated financial statements.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PMFG, Inc. (the “Company” or “PMFG”) is a leading provider of custom-engineered systems and products designed to help ensure that the delivery of energy is safe, efficient and clean. The Company primarily serves the markets for natural gas infrastructure, power generation and refining and petrochemical processing. With the recent acquisition of substantially all of the assets of Combustion Components Associates, Inc. (“CCA”), the Company expanded the markets it serves to include industrial and utility industries.  The Company offers a broad range of separation and filtration products, selective catalytic reduction (“SCR”) systems, selective non-Catalytic reduction (“SNCR”) systems, low emissions burner and related combustion systems and other complementary products including heat transfer equipment, pulsation dampeners and silencers. The Company’s separation and filtration products remove contaminants from gases and liquids, resulting in improved efficiency, reduced maintenance and extended life of energy infrastructure. The Company’s SCR systems convert nitrogen oxide, or NOX, into nitrogen and water, reducing air pollution and helping the Company’s power and industrial customers comply with environmental regulations. The Company’s primary customers include original equipment manufacturers, engineering contractors, commercial and industrial companies and operators of power facilities. The Company has two reporting segments: Process Products and Environmental Systems. The Process Products segment includes separation and filtration, silencing, pulsation dampeners and complementary products and services. The Environmental Systems segment includes pollution control systems and combustion systems. The Company’s products are manufactured within company-owned facilities located in Texas and China, as well as through global subcontractor agreements.

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

The Company’s fiscal year end is the Saturday closest to June 30; therefore, the fiscal year end date will vary slightly each year.  In a 52-week fiscal year, each of the Company’s quarterly periods will be comprised of 13 weeks, consisting of two four week periods and one five week period. In a 53-week fiscal year, three of the Company’s quarterly periods will be comprised of 13 weeks and one quarter will be comprised of 14 weeks.  References to “fiscal 2015”, “fiscal 2014” and “fiscal 2013” refer to the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash balances, including restricted cash, held within and outside the United States are as follows (in thousands):

	June 27,	June 28,
	2015	2014
Domestic	$20,482	$19,351
International	14,319	23,493
Total	$34,801	$42,844

The Company maintains cash balances in bank accounts that exceed Federal Deposit Insurance Corporation insured limits.  As of June 27, 2015, cash held in the United States exceeded federally insured limits by $5.9 million.  As of June 27, 2015 and June 28, 2014, the Company had $14.3 million and $23.5 million, respectively, in financial institutions outside the United Sates.  The Company has not experienced any losses related to these cash concentrations.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company had restricted cash balances of $17.3 million and $15.6 million as of June 27, 2015 and June 28, 2014, respectively.  Foreign restricted cash balances were $5.2 million and $5.6 million as of June 27, 2015 and June 28, 2014, respectively.  Cash balances were restricted to collateralize letters of credit and financial institution guarantees issued in the ordinary course of business and to secure the term loans and letters of credit as a result of the amendment to the Credit Agreement.

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

Changes in the Company’s allowance for doubtful accounts in the last two fiscal years are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Balance at beginning of year	$216	$300	$650
Bad debt expense	334	57	1,184
Accounts written off	(73)	(167)	(1,534)
Provision for bad debt assumed with acquisition	-	26	-
Balance at end of year	$477	$216	$300

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

Derivative instruments

The Company uses derivative financial instruments to manage exposures to interest rate fluctuations on floating rate debt agreements.  The Company recognizes derivatives as assets or liabilities on the Consolidated Balance Sheets, measures those financial instruments at fair value, and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.  The Company estimates the carrying amount of its debt at June 27, 2015 approximates fair value, as the Company’s debt bears interest at floating rates.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the Consolidated Balance Sheets.  These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis which approximates the effective interest method.  Amortization of debt issuance costs included in interest expense was $0.2 million, $0.3 million and $0.2 million in fiscal 2015, 2014 and 2013, respectively.  In addition, a loss on early extinguishment of debt of $0.3 million was recognized in fiscal 2013.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the vesting period.

Shipping and Handling Costs

Shipping and handling fees billed to customers are reported as revenue.  Shipping and handling costs incurred are reported as cost of goods sold.  Shipping and handling costs included in cost of goods sold were $2.1 million, $1.7 million and $1.4 million in fiscal 2015, 2014 and 2013 respectively.

Advertising Costs

Advertising costs are charged to operating expenses under the sales and marketing category in the periods incurred.  Advertising costs were approximately $0.1 million, $0.1 million and $0.2 million in fiscal 2015, 2014 and 2013 respectively.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Design, Research and Development

Design, research and development costs are charged to operating expenses under the engineering and project management category in the period incurred. Design, research and development costs were approximately $1.0 million, $1.1 million and $0.7 million in fiscal 2015, 2014 and 2013, respectively.

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

Foreign Currency

All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange. Consolidated Statements of Operations items are translated at the weighted average exchange rates for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013.  The resulting translation adjustments are recorded directly to accumulated other comprehensive income, a separate component of stockholders’ equity.  Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Consolidated Statements of Operations.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  This update provides guidance on management’s responsibility to evaluate whether there is substantial doubt about the ability to continue as a going concern and to provide related interim and annual footnote disclosures.  The amendments in this ASU are effective for reporting periods ending after December 15, 2016.  We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a comprehensive new revenue recognition model that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. Based on the FASB’s revised effective date, the new revenue standard will be effective beginning in our fiscal year 2019. Early adoption in our fiscal year 2018 is permitted. We are evaluating the effect the new revenue standard will have on our consolidated financial statements and related disclosures.

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

NOTE C.  CCA ACQUISITION

On March 28, 2014, the Company acquired substantially all of the assets of Combustion Components Associates, Inc. (“CCA”), a leading provider of in-furnace and post-combustion control technologies.  CCA technology is used to improve efficiency and reduce emissions at utility power plants, pulp and paper mills, chemical plants, oil refineries and other industrial facilities.  The purchase price was approximately $9.2 million, including $0.3 million performance-based contingent payments.  The Company funded the purchase of CCA with cash on hand.

The following table summarizes the consideration paid for the CCA acquisition and presents the final allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date. This allocation requires the significant use of estimates and is based on the information that was available to management at the time these consolidated financial statements were prepared (in thousands).

Current assets	$2,444
Property, plant and equipment	325
Identifiable intangible assets	2,760
Goodwill	5,951
Total assets acquired	11,480
Current liabilities	(2,277)
Net assets acquired	$9,203

The Company determined the purchase price allocation for the acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed.  The fair value of the receivables acquired was $2.0 million.

Acquired intangible assets of $2.8 million consisted of customer projects currently in backlog, customer relationships, trade names and design guidelines. The amortization period for these intangible assets ranges from 6 months to 10 years.  Amortization expense related to these intangible assets was $0.1 million for each of fiscal 2015 and fiscal 2014.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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
	(in thousands, except per share amounts)
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

NOTE D.  INVENTORIES

Principal components of inventories are as follows (in thousands):

	June 27,	June 28,
	2015	2014
Raw materials	$4,931	$6,250
Work in progress	3,386	4,840
Finished goods	527	580
	8,844	11,670
Reserve for obsolete and slow-moving inventories	(854)	(837)
	$7,990	$10,833

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE E.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	Fiscal 2015	Fiscal 2014
Buildings and improvements	$27,809	$26,206
Equipment	11,917	12,035
Furniture and fixtures	5,451	5,772
	45,177	44,013
Less accumulated depreciation	(18,919)	(17,581)
	26,258	26,432
Construction in progress	400	582
Land	4,500	4,619
	$31,158	$31,633

Depreciation expense for property, plant and equipment for the fiscal 2015, 2014 and 2013 totaled $1.9 million, $1.8 million and $1.7 million, respectively. The amount of depreciation allocated to cost of goods sold was $0.8 million, $0.8 million and $0.7 million in fiscal 2015, 2014 and 2013 respectively.

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

Goodwill

The following table shows the activity and balances related to goodwill from June 29, 2013 through June 27, 2015 (in thousands):

	Environmental	Process
	Systems	Products	Total
Balance as of June 29, 2013	$-	$30,429	$30,429
Goodwill acquired	5,951	-	5,951
Goodwill impaired	-	(20,304)	(20,304)
Balance as of June 28, 2014	5,951	10,125	16,076
Allocation from sale of heat exchanger product line	-	(277)	(277)
Goodwill impaired	-	-	-
Balance as of June 27, 2015	$5,951	$9,848	$15,799

In March 2015, the Company sold its heat exchanger product line including the Alco, Alco-Twin and Bos Hatten brands for $2.3 million. The sale resulted in a gain of $1.2 million included with Other income on the Consolidated Statements of Operations. The goodwill associated with the sale of the heat exchanger product line was previously included in the Process Products segment.

In fiscal 2014, the financial performance of the Process Products reporting segment did not meet Management’s expectations and anticipated future cash flows had greater risks and uncertainties with regard to the timing and trajectory, resulting in an impairment charge of $20.3 million to goodwill and $6.3 million in intangible assets with indefinite lives in fiscal 2014.  The impairment charge is included in the Consolidated Statement of Operations as a loss on impairment of goodwill and loss on impairment of intangibles.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquisition-Related Intangibles

Acquisition-related intangible assets are as follows (in thousands):

	Weighted Average Remaining Useful Life (Years)	Gross Value at Beginning of Year	Adjustments	Gross Value at End of Year	Accumulated Amortization at Beginning of Year	Adjustments	Amortization expense	Accumulated Amortization at End of Year	Net Book Value
Fiscal 2015
Design guidelines	Indefinite	$4,060	$(350)	$3,710	$-	$-	$-	$-	$3,710
Customer relationships	7	8,840	(325)	8,515	(4,112)	186	(668)	(4,594)	3,921
Trade names	Indefinite	3,082	(272)	2,810	-	-		-	2,810
Licensing agreements	0	2,199	-	2,199	(2,199)	-	-	(2,199)	-
Acquired backlog	0	6,861	-	6,861	(6,861)	-		(6,861)	-
		$25,042	$(947)	$24,095	$(13,172)	$186	$(668)	$(13,654)	$10,441

Fiscal 2014
Design guidelines	Indefinite	$6,940	$(2,880)	$4,060	$-	$-	$-	$-	$4,060
Customer relationships	7	7,940	900	8,840	(3,429)	-	(683)	(4,112)	4,728
Trade names	Indefinite	4,729	(1,647)	3,082	-	-		-	3,082
Licensing agreements	0	2,199	-	2,199	(2,199)	-	-	(2,199)	-
Acquired backlog	0	6,801	60	6,861	(6,801)	-	(60)	(6,861)	-
		$28,609	$(3,567)	$25,042	$(12,429)	$-	$(743)	$(13,172)	$11,870

Fiscal 2015 adjustments to the gross value include a reduction of $0.5 from the sale of the heat exchanger product line plus $0.4 million of intangibles impaired. Fiscal 2015 adjustments to accumulated amortization include a reduction of $0.2 million from the sale of the heat exchanger product line. Fiscal 2014 adjustments include additional intangibles of $2.8 million from the CCA acquisition, less $6.3 million of intangibles impaired.

Amortization expense of $0.7 million, $0.7 million, and $1.0 million was recorded to the Consolidated Statements of Operations for fiscal 2015, 2014 and 2013, respectively, presented in general and administrative expenses.  The estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2016	$579
2017	578
2018	573
2019	573
2020	573

NOTE G.  ACCRUED LIABILITIES AND OTHER

The components of accrued liabilities and other are as follows (in thousands):

	June 27, 2015	June 28, 2014
Accrued compensation	$3,137	$2,735
Accrued services	3,285	3,839
Subsidiary short-term debt	1,611	1,608
Deferred consideration	-	567
Other	948	961
	$8,981	$9,710

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In July 2013, the Company obtained short-term financing from Bank of China Limited.  The financing provided for borrowings up to ¥10 million ($1.6 million) at an interest rate of 6.6%, with interest payable quarterly.  In Q1 of fiscal 2015, this short term financing was repaid with cash on hand.  In December 2014, the Company entered into a new short-term financing from Bank of China Limited.  The financing provides for borrowing up to ¥10 million ($1.6 million) at an interest rate of 6.5%, with interest payable monthly. The short-term financing is due in December 2015.

NOTE H.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows (in thousands):

	June 27, 2015	June 28, 2014
Costs incurred on uncompleted contracts and estimated earnings	$82,379	$97,551
Less billings to date	(67,015)	(86,545)
	$15,364	$11,006

The components of uncompleted contracts are reflected in the Consolidated Balance Sheets as follows (in thousands):

	June 27,	June 28,
	2015	2014
Costs and earnings in excess of billings on uncompleted contracts	$23,871	$19,854
Billings in excess of costs and earnings on uncompleted contracts	(8,507)	(8,848)
	$15,364	$11,006

NOTE I.  LONG-TERM DEBT

Outstanding long-term obligations are as follows (in thousands):

		June 27,	June 28,
	Maturities	2015	2014
Term loan A	2019	$617	$981
Term loan B	2022	9,030	9,466
Subsidiary loan	2017	4,511	6,110
Total long-term debt		14,158	16,557
Less current maturities		(11,258)	(2,408)
Total long-term debt, net of current portion		$2,900	$14,149

The maturities on long-term debt are as follows (in thousands):

Fiscal Year
2016	$11,258
2017	1,850
2018	1,050
2019	-
2020	-
Thereafter	-
$14,158

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In September 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent, and other financial institutions party thereto.  The Credit Agreement provides for, among other things, revolving credit commitments of $30.0 million to be used for working capital and general corporate purposes, term loan commitments of $2.0 million used for the purchase of equipment for a manufacturing facility in Denton, Texas (“Term Loan A”) and term loan commitments of $10.0 million, the proceeds of which have already been used to fund the construction of the Denton facility (“Term Loan B”).  All borrowings and other obligations of the Company are guaranteed by substantially all of its domestic subsidiaries and are secured by substantially all of the assets of the Company.

The revolving credit facility under the Credit Agreement will terminate on September 30, 2015, and all revolving credit loans mature on that date.  Under the revolving credit facility, the Company has a maximum borrowing availability equal to the lesser of (a) $30.0 million or (b) the sum of 80% of eligible accounts receivable plus 50% of eligible inventory plus 100% of the cash amount held in a special collateral account less a foreign currency letter of credit reserve.  At June 27, 2015, there were no outstanding borrowings and approximately $6.3 million of outstanding letters of credit under the Credit Agreement, leaving the Company with approximately $4.2 million of available capacity for additional borrowings and letters of credit under the Credit Agreement.

Interest on all loans must generally be paid quarterly.  Interest rates on term loans use floating rates plus ½ of 1% up to 2%, plus a margin of between 0 to 75 basis points based upon the Company’s consolidated funded debt to consolidated EBITDA for the trailing four consecutive fiscal quarters.  The rate at June 27, 2015 was 2.9%.

Borrowings under the Credit Agreement are secured by essentially all domestic tangible and intangible assets of the Company, including $12.0 million maintained in a blocked collateral account.

The Credit Agreement, as amended, includes financial covenants as follows:

•

Maximum consolidated leverage ratio (“CLR”) not to exceed 1.75 to 1:00. The CLR ratio is calculated as the ratio of the Company’s aggregate total liabilities to the sum of the excess of the Company’s total assets over its total liabilities as each is determined on a consolidated basis in accordance with generally accepted accounting principles.

•

Minimum debt service coverage ratio (“DSCR”) not less than 1:50 to 1:00. The DSCR ratio is calculated as the ratio of the sum of the Company’s consolidated EBITDA, as defined, for the four fiscal quarter period ended on the determination date less cash restricted payments constituting dividends and distributions to third parties, maintenance, capital expenditures made during the four fiscal quarter period, and cash taxes for the four fiscal quarter period, all as defined, to the consolidated fixed charges, as defined.

•	Minimum consolidated tangible net worth not less than $65.0 million plus 50% of the consolidated net income reported subsequent to the fiscal year ended on June 30, 2013.

The Company is required to make quarterly principal payments on the term loans.  The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans.

In fiscal 2014, the Company obtained an amendment to the Credit Agreement.  Pursuant to the amendment, if the DSCR is less than 1.50 to 1.00 as of the end of any fiscal quarter, the Company must deposit and maintain cash in a blocked collateral account (to which only the administrative agent under the Credit Agreement has access) in an aggregate amount equal to the greater of (a) $10.0 million or (b) the sum of (i) the aggregate principal amount of all revolving credit and swing line loans outstanding under the Credit Agreement, plus (ii) 100% of the undrawn face amount of all performance-related letters of credit outstanding under the Credit Agreement, plus (iii) 30% (subject to upward adjustment) of the undrawn face amount of all warranty-related letters of credit outstanding under the Credit Agreement, plus (iv) $3.0 million, less (v) all term loan principal payments made on or after March 29, 2014.  In March 2015, the Company amended the Credit Agreement to increase the minimum amount which must be maintained in a blocked collateral account from $10.0 million to $12.0 million.  In connection with the sale of the heat exchanger product line, the Company obtained a limited one-time waiver for the $500,000 aggregate limitation on dispositions included in the Credit Agreement.  The waiver included a provision that the Company deposit $2.0 million in the blocked collateral account concurrent with the receipt of proceeds from the sale of the heat exchanger product line.  On March 27, 2015, the Company received proceeds of $2.3 million from the sale of the heat exchanger product line and deposited $2.0 million into the blocked collateral account in accordance with the amended Credit Agreement and the limited one-time waiver. At June 27, 2015, the Company’s DSCR was less than 1.50 to 1.00 and the Company maintained $12.0 million in a blocked collateral account.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At June 27, 2015, the Company’s consolidated tangible net worth was less than the minimum required under the Credit Agreement.  The Company obtained a waiver of the covenant violation from its lenders. Accordingly, amounts outstanding under the Credit Agreement are presented as current liabilities in the consolidated balance sheet.  The Company is required to make quarterly principal payments on the term loans.  The Credit Agreement also requires the Company to maintain an interest rate protection agreement with respect to at least 50% of the aggregate outstanding principal amount of the term loans. See Note S for a full description of the Mergers. The Company understands that, upon consummation of the Mergers, all outstanding loans and other obligations under the Credit Agreement will be paid in full, all outstanding letters of credit will be cash collateralized (or backed by new letters of credit issued under the CECO credit agreement) and the Credit Agreement will be terminated.  If that doesn't occur, an event of default will result under the Credit Agreement.  Should the Mergers be delayed or terminated, the Company intends and believes it has the ability to refinance the Credit Agreement with repayment and collateral terms similar to those in place at June 27, 2015.

In July 2013, the Company’s subsidiary in China entered into a loan agreement with Bank of China Limited.  The loan agreement provides for a loan commitment of ¥43.0 million ($6.9 million) to fund the construction of a manufacturing facility in Zhenjiang, China.  The loan is secured by PCMC’s property, plant and equipment.  The loan matures on December 20, 2017.  At June 27, 2015, there was an outstanding borrowing of ¥28.0 million ($4.5 million).  Beginning June 20, 2014, the Company is required to make semi-annual principal payments on the loan which will be paid using cash on hand in China.  Interest rates use floating rates as established by The People’s Bank of China.  The rate at June 27, 2015 was 7.0%.  The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions.  At June 27, 2015, PCMC was in compliance with all of its debt covenants.  PCMC had bank guarantees of $0.6 million and $0.8 million at June 27, 2015 and June 28, 2014, respectively, secured by $0.6 million and $0.8 million of restricted cash balances.

The Company’s U.K. subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.4 million) at June 27, 2015 and £6.0 million ($10.2 million) at June 28, 2014.  This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.8 million ($2.9 million) at June 27, 2015 and £1.8 million ($3.0 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets.  At June 27, 2015, there was £3.6 million ($5.7 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was £4.6 million ($7.9 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s German subsidiary has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($5.4 million) at June 27, 2015 and €4.8 million ($6.6 million) at June 28, 2014.  This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.7 million ($0.8 million) at June 27, 2015 and €0.9 million ($1.2 million) at June 28, 2014, which is recorded as restricted cash on the Consolidated Balance Sheets.  At June 27, 2015, there was €2.2 million ($2.5 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement. At June 28, 2014, there was €2.8 million ($3.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

The Company’s subsidiary in Singapore had bank guarantees of $2.0 million and $1.5 million at June 27, 2015 and June 28, 2014, respectively.  At June 27, 2015 and June 28, 2014, these guarantees are secured with a cash deposit of $1.0 million and $0.6 million, respectively, and a protective letter of credit issued by the Company to Citibank.

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

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A rollforward of the product warranty is as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Balance at beginning of period	$2,527	$2,241	$2,615
Provision for warranty expense	1,134	1,157	1,864
Warranty charges	(1,441)	(1,071)	(2,238)
Provision for warranty expense assumed with acquisition	-	200	-
Balance at end of period	$2,220	$2,527	$2,241

NOTE K.  COMMITMENTS AND CONTINGENCIES

The Company leases office space, office equipment and other personal property under operating leases expiring at various dates.  Management expects that, in the ordinary course of business, leases that expire will be renewed or replaced by other leases.  The Company recognizes escalating lease payments on a straight-line basis, with the difference between lease expense and actual payments made recorded as deferred rent.  Total rent expense incurred under operating leases was $1.2 million, $1.2 million and $1.3 million for fiscal 2015, 2014 and 2013, respectively.

At June 27, 2015, future minimum rental payments under all operating leases are as follows (in thousands):

Total
Fiscal Year	Amount
2016	$1,737
2017	966
2018	356
2019	337
2020	124
Thereafter	-
$3,520

Litigation

Since the public announcement of the proposed Mergers on May 4, 2015, CECO, Merger Sub I, Merger Sub II, PMFG and the members of the PMFG Board have been named as defendants in three lawsuits related to the Mergers, which were filed by alleged stockholders of PMFG on May 17, 2015, June 29, 2015 and July 17, 2015. The first filed lawsuit, which is a derivative action that also purports to assert class claims, was filed in the District Court of Dallas County, Texas (the “Texas Lawsuit”). The second and third filed lawsuits, which are class actions, were filed in the Court of Chancery of the State of Delaware and have now been consolidated into a single action (the “Delaware Lawsuit,” and collectively with the Texas Lawsuit, the “Lawsuits”).  In the Lawsuits, the plaintiffs generally allege that the Mergers fail to properly value PMFG, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by CECO, Merger Sub I and Merger Sub II.

In the Lawsuits, the plaintiffs allege, among other things, (a) that the PMFG Board breached its fiduciary duties by agreeing to the Mergers for inadequate consideration and pursuant to a tainted process by (1) agreeing to lock up the Mergers with deal protection devices that, notwithstanding the ability of PMFG to solicit actively alternative transactions, prevent other bidders from making a successful competing offer for PMFG, (2) participating in a transaction where the loyalties of the PMFG Board and management are divided, and (3) relying on financial and legal advisors who plaintiffs allege were conflicted; (b) that those breaches of fiduciary duties were aided and abetted by CECO, Merger Sub I, Merger Sub II and PMFG, and (c) that the disclosure provided in the registration statement filed by CECO on June 9, 2015 was inadequate in a number of respects.

In the Lawsuits, the plaintiffs seek, among other things, (a) to enjoin the defendants from completing the Mergers on the agreed-upon terms, (b) rescission, to the extent already implemented, of the Merger Agreement or any of the terms therein, and (c) costs and disbursements and attorneys’ and experts’ fees, as well as other equitable relief as the courts deem proper.

Effective as of August 23, 2015, PMFG and the other defendants entered a memorandum of understanding with the plaintiffs in the Delaware Lawsuit regarding the settlement of the Delaware Lawsuit. In connection with this memorandum of understanding, PMFG

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

agreed to make certain additional disclosures to PMFG’s stockholders in order to supplement those contained in the joint proxy statement/prospectus. After PMFG enters into a definitive agreement with the plaintiffs in the Delaware Lawsuit, the proposed settlement will be subject to notice to the class, Court approval, and, if the Court approves the settlement, the settlement, as outlined in the memorandum of understanding, will resolve all of the claims that were or could have been brought in the Delaware Lawsuit, including all claims relating to the Mergers, the Merger Agreement and any disclosure made in connection therewith including any such claims against CECO, Merger Sub I or Merger Sub II, but will not affect any shareholder’s rights to pursue appraisal rights.

On August 24, 2015, PMFG made a filing with the SEC on Form 8-K satisfying its obligations under the memorandum of understanding to make additional disclosures to supplement the joint proxy statement/prospectus relating to the Mergers, dated as of July 31, 2015.

The memorandum of understanding was not, and should not be construed as, an admission of wrongdoing or liability by any defendant.

NOTE L.  STOCK-BASED COMPENSATION

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

Restricted Stock

Under the 2007 Plan, restricted stock awards are subject to a risk of forfeiture until the awards vest.  The stock granted to the members of the Board vested upon grant, therefore the fair value amount is recognized as expense at the time of grant.  The compensation expense for the restricted stock awards granted to officers and other employees in fiscal 2015 and 2014 is recognized over a three-year vesting period, whereas the awards granted to such persons in fiscal 2013 are recognized over a four-year vesting period.  The compensation expense is based on the fair value of the awards on the grant date, net of forfeitures.

In July 2014 and July 2013, the Company also awarded restricted stock units (“RSUs”), which are subject to both service and performance conditions, to some of the officers of the Company.  The fair value of the RSUs is based on the probability of the performance condition being achieved on the date of grant.  The actual number of shares that are eligible to vest is determined based on the Company’s performance during the performance period, which is a year from the date of grant, against established metrics and could range from 0% to 200% of the number of units originally granted.  The RSUs that are issuable based on the one year performance period cliff vest on the third anniversary of the grant date, subject to the continued employment of the grantee.  The Company recognizes compensation expense for the RSUs based upon management’s determination of the potential likelihood of achievement of the performance conditions at each reporting date.

A summary of the restricted stock award activity under the plans for fiscal 2015, 2014 and 2013 is as follows:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	173,866	$7.54	80,345	$8.10	-	$-
New Grants	228,251	5.62	162,392	7.26	146,377	8.10
Vested	(108,849)	6.59	(40,434)	7.69	(62,782)	8.10
Forfeited	(33,335)	6.41	(28,437)	7.73	(3,250)	8.10
Balance at end of period	259,933	$6.38	173,866	$7.54	80,345	$8.10

Stock compensation expense recognized in fiscal 2015, 2014 and 2013 was $1.3 million, $0.9 million and $0.5 million, respectively. As of June 27, 2015, unvested restricted stocks had a weighted average remaining term of 0.9 years and the unrecognized compensation costs totaled $1.5 million.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

The Company previously utilized stock options as compensation for employees and directors. No stock options were granted in fiscal 2015, 2014 or 2013.

A summary of the option activity under the Company’s stock-based compensation plans for fiscal 2015, 2014 and 2013 is as follows (in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	34,200	$4.58	37,200	$4.73	43,200	$4.32
Exercised	(20,600)	4.38	(3,000)	3.63	(6,000)	3.16
Forfeited after vesting	(1,600)	3.63	-	-	-	-
Balance at end of year	12,000	$5.05	34,200	$4.58	37,200	$4.73

Exercisable at end of year	12,000	$5.05	34,200	$4.58	37,200	$4.73

Options outstanding and exercisable at June 27, 2015 had a weighted average remaining term of 0.71 years and an aggregate intrinsic value of $20,420 based upon the closing price of the Company’s common stock on June 27, 2015.  Options outstanding and exercisable at June 28, 2014 had a weighted average remaining term of 1.07 years and an aggregate intrinsic value of  $13,000 based upon the closing price of the Company’s common stock on June 28, 2014.

NOTE M.  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table summarizes the various interest rate agreements in effect as of June 27, 2015 (in thousands):

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

The derivatives recorded at fair value in the Company’s Consolidated Balance Sheets were (in thousands):

	Derivative Assets		Derivative Liabilities
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Interest rate swap contracts	$-	$-	$(79)	$(68)

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

A summary of derivative assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Fair Value
	as of
	June 27, 2015	Level 1	Level 2	Level 3
Liability - Interest rate swap contracts	$(79)	$-	$(79)	$-

	Fair Value
	as of
	June 28, 2014	Level 1	Level 2	Level 3
Liability - Interest rate swap contracts	$(68)	$-	$(68)	$-

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

NOTE N.  EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for eligible employees who have completed at least 90 days of service. Company contributions are voluntary and at the discretion of the Board. The Company’s contribution expense was $0.7 million for the fiscal year ended June 27, 2015 and $0.6 million for each of the fiscal years ended June 28, 2014 and June 29, 2013.

NOTE O.  INCOME TAXES

The Company’s loss before income taxes are as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
United States	$(8,215)	$(35,595)	$(2,928)
International	513	(4,000)	2,911
	$(7,702)	$(39,595)	$(17)

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows (in thousands):

	June 27, 2015	June 28, 2014
Deferred tax assets
Inventories	$418	$311
Accrued liabilities	1,057	880
Accounts receivable	52	35
Net operating loss carry-forwards	5,874	4,930
Stock based compensation	172	123
Foreign tax credit	45	40
Deferred rent	89	67
Research and development credits	1,581	1,731
Other	9	31
Valuation allowance	(7,239)	(5,574)
	2,058	2,574
Deferred tax liabilities
Property, plant and equipment	(979)	(901)
Intangible assets	(2,444)	(3,253)
Percentage of completion	(121)	(279)
Other	(27)	(28)
	(3,571)	(4,461)
Net deferred tax liability	$(1,513)	$(1,887)

Deferred tax assets and liabilities included in the Consolidated Balance Sheets are as follows (in thousands):

	June 27, 2015	June 28, 2014
Current deferred tax asset, net	$214	$173
Non-current deferred tax liability, net	(1,727)	(2,060)
	$(1,513)	$(1,887)

The expense for income taxes consists of the following (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current tax (expense) benefit
Federal	$(26)	$(189)	$(1,471)
State	(224)	(51)	(76)
Foreign	(645)	(427)	(1,082)
	(895)	(667)	(2,629)
Deferred tax benefit
Federal	154	2,166	1,166
State	(8)	(8)	(5)
Foreign	229	(214)	(3)
	375	1,944	1,158
	$(520)	$1,277	$(1,471)

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The income tax expense varies from the federal statutory rate due to the following (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Income tax expense at federal statutory rate	$2,469	$13,462	$6
Decrease (increase) in income tax expense resulting from:
State tax, net of federal benefit	(41)	(34)	(52)
Effect of lower tax rate on foreign income	81	(679)	163
Other permanent items	(604)	(494)	(135)
Research and development expenditure credits	-	150	539
Changes in uncertain tax positions	(143)	91	(787)
Other	59	(35)	60
Transaction expense	(680)	-	-
Goodwill impairment	-	(6,903)	-
Valuation allowance	(1,661)	(4,281)	(1,265)
Income tax (expense) benefit	$(520)	$1,277	$(1,471)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning balance	$1,356	$1,447	$660
Additions for tax positions of current year	170	34	193
Adjustments for tax positions of prior years	-	-	865
Settlements	(35)	(125)	(271)
Ending balance	$1,491	$1,356	$1,447

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for the tax years before 2009.

As of June 27, 2015, the Company had $11.1 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income expiring through 2035, $1.8 million of New York state NOL carryforwards expiring through 2035, $0.5 million of Canadian NOL carryforwards expiring in 2034, and a $7.1 million United Kingdom NOL carryforward that has no expiration.  The Company has a $0.2 million tax credit available to offset Texas margin tax expiring in 2028.  The Company also has $1.6 million of United States federal research and development income tax credits and approximately $45,000 of foreign tax credits that have expirations between 2020 and 2023.

The Company records a valuation allowance to the extent it is more likely than not deferred tax assets will not be recovered.  The Company has a valuation allowance of $7.2 million and $5.6 million as of June 27, 2015 and June 28, 2014, respectively, against deferred income tax assets.  The valuation allowance is established for net operating loss carryforwards in the United States, Canada, and the United Kingdom.

U.S. income and foreign withholding taxes have not been recognized for financial reporting purposes on the excess of the book basis over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States.  This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary.  Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.  The U.S. parent company has available net operating losses that exceed the total unremitted earnings in all foreign jurisdictions combined.  Through the utilization of the Company’s net operating losses and foreign tax credits, we believe there is no cash tax effect of repatriating such foreign earnings. The accumulated earnings and profits by jurisdiction, which is the extent to which any remittance could be classified as a dividend, is $5.3 million in aggregate as of June 27, 2015.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE P.  EARNINGS PER SHARE

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

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net loss attributable to PMFG, Inc. common shareholders	$(8,472)	$(38,384)	$(2,080)
Basic weighted average common shares outstanding	21,274	21,086	20,930
Effect of dilutive options and restricted stock	-	-	-
Diluted weighted average common shares outstanding	21,274	21,086	20,930
Basic and diluted loss per share	$(0.40)	$(1.82)	$(0.10)

Diluted earnings per common share include the dilutive effect of stock options and warrants granted using the treasury stock method.  In fiscal 2015, 171,067 restricted stock units with performance and service based restrictions were omitted from the calculation of dilutive securities because they were anti-dilutive.  In fiscal 2014, 65,937 restricted stock units with performance and service based restrictions were omitted from the calculation of dilutive securities because they were anti-dilutive. Options to acquire 12,000, 34,200 and 37,200 shares of common stock equivalents were omitted from the calculation of dilutive securities for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, because they were anti-dilutive. Warrants to acquire 839,063 shares of common stock were omitted from the calculation of dilutive securities for fiscal 2014 and fiscal 2013 because they were anti-dilutive. All warrants expired on September 4, 2014.

NOTE Q.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments:  Process Products and Environmental Systems.  The Process Products segment produces various types of separation and filtration equipment used for removing liquids and solids from gases and air. The segment also includes industrial silencing equipment to control noise pollution on a wide range of industrial processes and pulsation dampeners that reduce vibration. The Environmental Systems segment designs, engineers and installs highly efficient systems for combustion modification, fuel conversions and post-combustion nitrogen oxide (NOX) control for both new and existing sources. These environmental control systems are used for air pollution abatement and converting burners to accommodate alternative sources of fuel. System applications include Selective Catalytic Reduction (“SCR”) systems and Selective Non-Catalytic Reduction (“SNCR”) systems.  The financial results of the CCA acquisition were included in the Environmental Systems segment.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company allocates all costs associated with the manufacture, sale and design of its products to the appropriate segment. Segment profit and loss is based on revenue less direct expenses of the segment before allocation of general and administrative costs. During fiscal 2014, the Company recorded a loss on impairment of goodwill and other intangibles of $26.6 million to the Process Products segment.  The Company does not allocate general and administrative expenses (“reconciling items”), assets, or expenditures for assets on a segment basis for internal management reporting; therefore this information is not presented.  Segment information and a reconciliation to operating profit for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 are presented below (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Revenue
Environmental	$53,335	$31,675	$21,189
Process Products	105,308	98,975	112,703
Consolidated	$158,643	$130,650	$133,892

Operating income (loss)
Environmental	$11,656	$6,315	$4,035
Process Products	5,722	(22,841)	19,006
Reconciling items	(24,189)	(20,714)	(22,223)
Consolidated	$(6,811)	$(37,240)	$818

Revenue from external customers based on the location of the customer is as follows for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 (in thousands):

Fiscal Year	United States	International	Consolidated
2015	$91,863	$66,780	$158,643
2014	80,045	50,605	130,650
2013	70,986	62,906	133,892

Identifiable long-lived assets of geographic areas are those assets related to the Company’s operations in each area as follows (in thousands):

Fiscal Year	United States	International	Consolidated
2015	$17,444	$13,714	$31,158
2014	18,533	13,100	31,633
2013	16,415	7,616	24,031

As of June 27, 2015, the Company’s subsidiary in China accounted for substantially all of the international long-lived assets.

For fiscal 2015, fiscal 2014 or fiscal 2013, there were no sales to a single customer that accounted for 10% or more of the Company’s consolidated revenue.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE R.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent the quarterly consolidated financial data of the Company for fiscal 2015, 2014 and 2013 (in thousands, except per share amounts):

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$45,259	$40,920	$34,766	$37,698	$158,643
Gross profit	14,834	12,797	8,581	9,385	45,597
Operating expenses	12,704	13,374	11,288	15,042	52,408
Operating income (loss)	2,130	(577)	(2,707)	(5,657)	(6,811)
Net earnings (loss)	1,840	(1,073)	(2,311)	(6,678)	(8,222)
Basic and diluted loss per share	$0.09	$(0.06)	$(0.11)	$(0.31)	$(0.40)

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$29,071	$29,613	$32,273	$39,693	$130,650
Gross profit	9,707	8,127	8,042	10,020	35,896
Operating expenses	11,367	9,704	11,659	40,405	73,135
Operating income (loss)	(1,660)	(1,577)	(3,617)	(30,386)	(37,240)
Net earnings (loss)	(1,570)	(2,925)	(3,764)	(30,059)	(38,318)
Basic and diluted earnings (loss) per share	$(0.07)	$(0.14)	$(0.18)	$(1.42)	$(1.82)

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$32,977	$31,452	$34,970	$34,493	$133,892
Gross profit	11,392	11,529	10,747	13,132	46,800
Operating expenses	10,932	10,669	9,725	14,656	45,982
Operating income (loss)	460	860	1,022	(1,524)	818
Net earnings (loss)	(6)	593	697	(2,772)	(1,488)
Basic and diluted earnings (loss) per share	$(0.01)	$0.02	$0.03	$(0.13)	$(0.10)

NOTE S.  MERGER TRANSACTION

On May 3, 2015, PMFG entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CECO Environmental Corp., a Delaware corporation (“CECO”), and two direct wholly owned subsidiaries of CECO, Top Gear Acquisition Inc., a Delaware corporation (“Merger Sub I”), and Top Gear Acquisition II LLC, a Delaware limited liability company (“Merger Sub II” and together with Merger Sub I, collectively, the “Merger Subs”). Pursuant to the Merger Agreement, Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of CECO. Immediately following consummation of the First Merger, the Company will merge with and into Merger Sub II (the “Second Merger”, and together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger, as a wholly owned subsidiary of CECO.

The Boards of Directors of the Company and CECO have each unanimously approved the Merger Agreement. The Merger Agreement is subject to approval by the Company’s stockholders. The Board of Directors of the Company has recommended that the Company’s stockholders adopt the Merger Agreement.

PMFG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the effective time of the Merger (the “Effective Time”), each then issued and outstanding share of common stock (the “Company Common Stock”) of the Company (except shares owned by a subsidiary of the Company and shares held by stockholders who exercise their appraisal rights under Delaware law) will be cancelled and converted into the right to receive, at the election of the holder, subject to proration, either:

•	$6.85 per share in cash, without interest (the “Cash Consideration”); or
•

a number of shares of CECO common stock (“CECO Common Stock”), equal to a fraction (the “Exchange Ratio”), the numerator of which is $6.85 and the denominator of which is the volume-weighted average trading price as reported on the NASDAQ Global Market (the “VWAP Price”) of CECO Common Stock for the 15 consecutive trading days ending on the trading date immediately preceding the closing date of the Merger Agreement (the “Stock Consideration”); provided that the Stock Consideration is subject to a collar such that (1) if the VWAP Price is less than or equal to $10.61, then the Exchange Ratio will be 0.6456 shares of CECO Common Stock for each share of Company Common Stock, and (2) if the VWAP Price is greater than or equal to $12.97, then the Exchange Ratio will be 0.5282 shares of CECO Common Stock for each share of Company Common Stock. The net effect of this collar mechanism is that no further increase in the Exchange Ratio will be made if the CECO trading price is less than $10.61, and no further decrease in the Exchange Ratio will be made if the CECO trading price is greater than $12.97.

The Mergers are expected to close in September 2015, subject to approval of CECO stockholders and Company stockholders and other customary closing conditions.  Both CECO and the Company have scheduled stockholder meetings for September 2, 2015 to approve proposals in connection with the Mergers.

The Merger Agreement may be terminated at any time prior to the closing of the Mergers by mutual written consent of CECO and the Company. Either CECO or the Company may terminate the Merger Agreement if the Effective Time has not occurred on or before November 30, 2015, the required Company stockholder approval or CECO stockholder approval is not obtained, or the consummation of the Mergers becomes illegal or otherwise is prevented or prohibited by any governmental authority.

The Company cannot give any assurance that the Mergers will be completed.

Included in general and administrative expenses is $2.0 million in costs related to the Mergers.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2015.  In making this assessment, management used the criteria described in 2013 Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we concluded that internal control over financial reporting was effective as of June 27, 2015.

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

Governance

The Company is committed to good corporate governance, which promotes the long-term interests of stockholders, strengthens Board and management accountability and helps build public trust in the Company. Consistent with these guiding principles, the Company has established corporate governance policies, including:

•	a code of conduct applicable to all of the Company’s non-employee directors, executive officers and employees;
•	a policy to address complaints regarding accounting, internal controls or auditing matters;
•	a policy regarding stockholder communications with the Board and individual directors;
•	a policy regarding director candidate recommendations by stockholders; and
•	written charters for each of the Board’s standing committees.

The Company’s code of conduct, various governance policies and committee charters are available on the “Corporate Governance” page of the “Investors” section of the Company’s website at www.peerlessmfg.com. The Company will post information regarding any amendments to, or waivers of, any provisions of its corporate code of conduct on the “Corporate Governance” page of the “Investors” section of its website. These documents also are available upon written request to the Corporate Secretary, PMFG, 14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254.

Election of Directors

The Board is elected by stockholders to oversee their interest in the long-term health and overall success of the Company’s business and its financial strength. The Board serves as the ultimate decision-making body of the Company, except for those matters reserved to or shared with our stockholders. The Board selects and oversees the members of senior management, who are charged by the Board with conducting the business of the Company.

Election Process and Voting Standard

The Company’s bylaws provide that the number of directors shall be determined by the Board, which has set the number at seven. The Company’s bylaws also provide for three classes of directors that are elected to serve a term of three years. There are no limits on the number of terms a director may serve because term limits may cause the loss of experience and expertise important to the optimal effectiveness of the Board. However, to ensure that the Board remains composed of high-functioning members able to keep their commitment to Board service, the Nominating and Corporate Governance Committee (the “Governance Committee”) evaluates the qualifications and performance of each incumbent director before recommending the nomination of that director for an additional term.

The Company’s bylaws provide that directors will be elected by a plurality of the votes cast by holders of our common stock.  However, the Board has adopted a policy that requires a director that does not receive a majority of the votes cast, to submit a letter of resignation to the Board. The Governance Committee will make a recommendation to the Board on whether to accept or reject the resignation. The Board will act on the resignation taking into account the recommendation of the Governance Committee and publicly disclose its decision and rationale within 90 days of the certification of the election results. The director who tenders his or her resignation will not participate in the decisions of the Governance Committee or Board that concern the resignation.

Director Nominations

The Governance Committee is responsible for identifying and evaluating director candidates and for recommending to the Board a slate of director nominees for election at each Annual Meeting of Stockholders. Director candidates may be recommended by directors, members of management, stockholders or, in some cases, by a third party.

Director nominee submission procedures are available on the “Corporate Governance” page of the “Investors” section of the Company’s website at www.peerlessmfg.com. Recommendations by stockholders that are made in accordance with these procedures will receive the same consideration by the Governance Committee as other candidates.  There have been no changes to the procedures by which the Company’s stockholders may recommend nominees to the Board during Fiscal 2015.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duties to our stockholders. This significant responsibility requires highly skilled individuals with various qualities, attributes, and professional experience. The Board believes that there are general requirements that are applicable to all directors and other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board and Governance Committee consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs. Generally, director candidates should:

•	have exemplary character and integrity and be willing to work constructively with others;
•	have the capacity and desire to represent the interests of the Company’s stockholders as a whole;
•	have prior experience in service as a senior officer or director, or a trusted advisor to senior management of a publicly held company or a company similarly situated as the Company;
•	be free of conflicts of interest that violate applicable law or interfere with director performance;
•

have the ability to contribute to the mix of diverse skills, core competencies and qualifications of the Board through expertise in one or more of the following areas: accounting and finance, mergers and acquisitions, marketing, management, law, academia, strategic planning, technology, investor relations, executive leadership development and executive compensation;

•	have knowledge of the critical aspects of the Company’s business and operations; and
•	have sufficient time to devote to Board meetings and consultation on Board matters.

The director qualifications described above are intended to provide a flexible guideline for the effective functioning of the Company’s director nomination process. The Board does not have a formal diversity policy. However, diversity is an important factor in the Governance Committee’s consideration and assessment of a candidate for director, with diversity being broadly construed to mean a variety of opinions, perspectives, experiences, backgrounds, training, education and skills, as well as other differentiating characteristics.

Current Directors

Peter J. Burlage, age 51, joined the Company in 1992 and has served as a director since June 2006. He was appointed as Chairman of the Board in February 2014. He has served as our President and Chief Executive Officer since June 2006. Mr. Burlage served as our Executive Vice President and Chief Operating Officer from October 2005 to June 2006 and as Vice President of our Environmental Systems business from January 2001 to October 2005. He also served as Vice President of Engineering from 2000 to 2001 and SCR Division Manager from 1997 to 2000.

Mr. Burlage has over 20 years of experience with the Company and has served in a variety of leadership and executive roles within the Company. He has managed a variety of complex business operations, oversees business risk and is responsible for executing the Company’s strategic goals. As a result of these experiences with the Company, including serving as our President and Chief Executive Officer, Mr. Burlage also has extensive knowledge of the Company’s products, employees, customers and market opportunities, including in international markets.

Charles M. Gillman, age 45, joined the Board in July 2014. Mr. Gillman is the Executive Managing Director of IDWR Family Office, a multi-family investment firm. He has held this position since June 2013. Prior to his position at IDWR Family Office, Mr. Gillman served as the Portfolio Manager of Nadel & Gussman, LLC, an energy production company. Mr. Gillman currently serves on the board of directors of Digirad Corporation, a diagnostic imaging solutions company, and On Track Innovation Systems Ltd., a developer of cashless payment solutions. Mr. Gillman also has previously served on the board of directors of Aetrium Incorporated, a provider of integrated circuit handling solutions to the semiconductor and electronic components industries, CompuMed Inc., a provider of telemedicine solutions, Infusystems Holdings, Inc., a healthcare services company, Littlefield Corporation, a charitable gaming corporation, and MRV Communications, a global provider on converged pack and optical solutions that empower the optical edge and network integration services for leading communications service providers.

Mr. Gillman has over 20 years of experience in the financial services and management consulting industries. He also has significant experience as a result of being a member of the board of directors of a diverse group of public companies. Through this experience, Mr. Gillman provides the Board with additional insight into corporate governance and maximizing shareholder value.

Kenneth R. Hanks, age 60, has been a director since May 2006. Mr. Hanks served as the Chief Financial Officer of NexBank Capital, Inc. from 2012 to 2014. He served as Chief Financial Officer and Treasurer of SWS Group, Inc., a financial services company, from 2002 until 2010. Mr. Hanks also served as Chief Operating Officer of SWS Group from 1998 to 2002 and as Chief Financial Officer of Southwest Securities, Inc., SWS Group’s primary operating subsidiary, from 1996 to 1998. Mr. Hanks also serves as an arbitrator with the Financial Industry Regulatory Authority (FINRA, formerly known as the NASD) and formerly served as a member of the NASD’s District 6 Business Conduct Committee.

Mr. Hanks has over 25 years of experience as a senior executive in the financial services industry and has served in a variety of leadership roles. He has significant expertise and experience in accounting, tax, financial markets, investing and financial matters and is qualified to serve as an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission (the “SEC”).

Robert McCashin, age 68, has been a director since November 2006 and currently serves as the Lead Independent Director. He served as Chairman of Identix, Inc. from 2000 until his retirement in 2004 and was that company’s chief executive officer from 2000 to 2002. Identix designs, develops, manufactures and markets multi-biometric security products. Mr. McCashin was employed by Electronic Data Systems Corporation from 1971 to 1999 where he last served as a Corporate Vice President. He previously served on the board of directors of Argon ST, Inc.

Mr. McCashin has over 30 years of management and corporate experience and has served in a variety of senior executive roles. He also has extensive experience as a member of public company boards and has thorough knowledge of accounting, investments, mergers and acquisitions and financial markets. Mr. McCashin also is experienced in risk management, corporate governance and strategic planning matters.

R. Clayton Mulford, age 59, has been a director since January 2002. Mr. Mulford is a private investor and, since 2011, a consultant to the National Math and Science Initiative (“NMSI”), a large, national non-profit organization he helped form to improve math and science education in US public schools. From its founding in 2007 until 2011, he served as Vice President and Chief Operating Officer of NMSI. Prior to the formation of NMSI, from 2004 until 2007, Mr. Mulford was a corporate law partner of Jones Day. Before joining Jones Day, he was a partner and member of the executive and management committees of Hughes & Luce, now K&L Gates. In his law practice, Mr. Mulford specialized in the representation of investment banks and public companies and boards. Until he joined our board in 2002, Mr. Mulford had also been our lead outside corporate counsel for more than 15 years. He currently serves on the boards of several private corporate, non-profit, and educational organizations.

Mr. Mulford brings to the Board over 30 years of experience in corporate and legal matters as a result of representing both public and private companies as outside legal counsel and as an executive officer of a non-profit organization. Mr. Mulford has extensive experience assisting companies with corporate finance, mergers and acquisitions, corporate governance and risk management.

Kenneth H. Shubin Stein, M.D., age 46, joined the Board in July 2014. Dr. Shubin Stein is the Founder and Portfolio Manager of Spencer Capital Management, a private investment firm, since its founding in 2002. Dr. Shubin Stein served on the board of directors of MRV Communications, Inc., a global provider in converged packet and optical solutions that empower the optical edge and network integration services for leading communications service providers, from November 2009 to October 2011.

Dr. Shubin Stein has over 10 years of experience in the financial services industry, as well as experience in serving as a member of the board of directors of a public company. Through this experience, Dr. Shubin Stein provides the Board with additional insight into treasury activities, corporate governance and maximizing shareholder value.

Howard G. Westerman, Jr., age 62, has been a director since May 2006. He has served as Chairman and Chief Executive Officer of J-W Energy Company, an energy development and services company, since 1999. Mr. Westerman has been employed by J-W Operating Company since 1978. He currently serves on the board of directors of Applied Nanotech Holdings, Inc.

Mr. Westerman has more than 10 years of experience as a chief executive officer and has in-depth knowledge of executive management, leadership and strategic planning. Mr. Westerman also provides the Board with additional insight into issues involving shareholder value and risk.

Effect of the Merger

The terms of Mr. Burlage and Mr. Gillman are scheduled to expire at the 2015 Annual Meeting of Stockholders. The terms of Mr. Hanks, Mr. Mulford and Dr. Shubin Stein are scheduled to expire at the 2016 Annual Meeting of Stockholders. The terms of Mr. McCashin and Mr. Westerman Jr. are scheduled to expire at the 2017 Annual Meeting of Stockholders. Under the terms of the Merger Agreement, the Board of the Company will be comprised of the directors of Merger Sub upon the effective time of the Merger. None of the current directors of the Company have been appointed to the board of directors of CECO.

Board Structure, Standing Committee Composition and Responsibilities

The Company’s governance framework provides the Board with flexibility to select the appropriate leadership structure for the Company. In making these determinations, the Board considers many factors, including the long-term needs of the Company and what the Board considers to be in the best interest of the Company’s stockholders. The governance structure is comprised of a combined Chairman of the Board and Chief Executive Officer, an independent director serving as the Lead Independent Director and strong, active independent directors.

The Board currently believes this is the optimal structure to guide the Company and maintain both the flexibility and focus to achieve the long-term success of the Company. Under the Company’s bylaws, the Chairman of the Board presides over meetings of the Board and meetings of the stockholders, consults and advises the Board and its committees on the business and affairs of the Company, and performs such other duties as may be assigned by the Board. As Chief Executive Officer, Mr. Burlage is involved in the day-to-day operations and is most familiar with the opportunities and challenges that the Company faces at any given time. With this executive and operational insight, he is able to assist the Board in setting strategic priorities, lead the discussion of business and strategic issues and translate Board recommendations into Company operations and policies.

The Company has designated the Chairman of the Governance Committee, who must be an independent director under the rules and regulations of the NASDAQ listing requirements, as the Lead Independent Director. Robert McCashin currently serves as the Lead Independent Director.

The Lead Independent Director:

•	presides at all meetings of non-employee directors;
•	serves as liaison between the Chairman and the non-employee directors;
•	approves the type of information to be provided to the Board;
•	approves meeting agendas for the Board;
•	approves meeting schedules to assure that there is sufficient time for discussion of all agenda items;
•	has authority to call meetings of the non-employee directors;
•	if requested by major stockholders, ensure that he is available for consultation and direct communication; and
•	provides timely and candid counsel to the Chief Executive Officer.

Importantly, all directors play an active role in overseeing the Company’s business both at the Board and committee levels. The Board currently consists of one member of management (our Chief Executive Officer) and six non-employee directors. The non-employee directors are skilled and experienced leaders in business, management, investment banking, financial and legal services and nonprofit organizations. The directors are well-equipped to oversee the success of the business and to provide advice and counsel to the Chief Executive Officer and Company management.

As part of each regularly scheduled Board meeting, the non-employee directors meet in executive session without the Chief Executive Officer present. These meetings allow non-employee directors to discuss issues of importance, including the business and affairs of the Company, as well as matters concerning management, without any member of management present. All of the Board committees, which are described below, are chaired by, and consist entirely of, directors who are independent under the rules and regulations of the NASDAQ listing requirements.

Under the Company’s bylaws, regular meetings of the Board are held at such times as the Board may determine. Special meetings of the Board may be called by the majority of the directors, the Chairman of the Board, the Chief Executive Officer or the President of the Company. In Fiscal 2015, the Board held 15 meetings. Each director attended 75% or more of the aggregate of all meetings of the Board and the committees on which he served during Fiscal 2015.

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board has adopted a written charter for each of these committees. These charters are available on the Company’s website under the “Corporate Governance” tab on the “Investors” webpage. Additional information about the committees is provided below.

The Board and each of the committees has the authority to retain, terminate and receive appropriate funding from the Company for outside advisors as the Board or each committee deems necessary.

The current committee membership and the number of meetings held during Fiscal 2015 are described below.

Name of Director	Audit	Compensation	Governance
Peter J. Burlage (1)	-	-	-
Charles M. Gillman	-	-	Member
Kenneth R. Hanks	Chairman	Member	Member
Robert McCashin	Member	Member	Chairman
R. Clayton Mulford	Member	Chairman	Member
Kenneth H. Shubin Stein	-	Member	-
Howard G. Westerman, Jr.	Member	Member	Member
Number of meetings in Fiscal 2015	5	2	3

1.	Mr. Burlage, as the current President and Chief Executive Officer of the Company, does not serve on any of the standing committees of the Board.

Audit Committee.  The Audit Committee oversees our accounting and financial reporting processes and the audits of the Company’s financial statements. The responsibilities and duties of the Audit Committee include:

•	appointing, terminating, compensating and overseeing the work of the Company’s independent auditor;
•	pre-approving all audit, review and permitted non-audit services provided by the Company’s independent auditor;
•	evaluating the independence of the Company’s independent auditor;
•	reviewing external and internal audit reports and management’s responses;
•	overseeing the integrity of the audit process, financial reporting process, system of internal accounting controls and financial statements of the Company;
•

reviewing annual and quarterly financial statements, including disclosures made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our periodic reports filed with the SEC;

•	reviewing and discussing with management the Company’s earnings releases;
•	providing the Board with information as it deems necessary to make the Board aware of significant financial, accounting and internal control matters of the Company;
•	overseeing the receipt, investigation, resolution and retention of all complaints submitted under the Company’s code of conduct;
•	preparing the Audit Committee report to be included in our annual proxy statement; and
•	reviewing the adequacy of the Audit Committee charter on an annual basis.

Each member of the Audit Committee has the ability to read and understand fundamental financial statements. The Board has determined that Mr. Hanks meets the requirements of an “audit committee financial expert” as defined by the rules of the SEC.

Compensation Committee.  The Compensation Committee establishes, administers and reviews the Company’s policies, programs and procedures for compensating our executive officers. The responsibilities and duties of the Compensation Committee include:

•	determining the compensation for the Company’s executive officers, including our Chief Executive Officer;
•	assisting in developing and reviewing the annual performance goals and objectives of our executive officers, including our Chief Executive Officer;
•	assessing the adequacy and competitiveness of our executive compensation program;

•	administering our annual cash incentive compensation program and equity incentive compensation plans;
•	preparing the Compensation Committee report to be included in our annual proxy statement; and
•	reviewing the adequacy of the Compensation Committee charter on an annual basis.

Nominating and Corporate Governance Committee.  The responsibilities and duties of the Governance Committee include:

•	assisting the Board in developing qualifications for Board membership;
•	identifying qualified candidates for Board membership;
•	assessing the size and composition of the Board and its committees and identifying qualities, skills and areas of expertise that will help strengthen and balance the Board;
•	assisting the Board in establishing policies and procedures for submission of director candidates by stockholders;
•	assisting the Board in determining membership on Board committees;
•	assisting the Board with performance evaluations of the Board and its committees and, upon request of the Board, our executive officers;
•	reviewing and recommending compensation for our non-employee directors;
•	assisting the Board in developing corporate governance principles and procedures applicable to the Board and the Company’s employees;
•	assisting the Board in succession planning, including evaluating potential successors to the Company’s Chief Executive Officer; and
•	reviewing the adequacy of the Governance Committee charter on an annual basis.

Board Oversight of Risk

The Board oversees the proper safeguarding of the assets of the Company, the maintenance of appropriate financial and other internal controls and the Company’s compliance with applicable laws and regulations and proper governance. Inherent in these responsibilities is the Board’s understanding and oversight of the various risks facing the Company. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk.

Effective risk oversight is an important priority of the Board. The Board has implemented a risk governance framework designed to:

•	understand critical risks in the Company’s business and strategy;
•	allocate responsibilities for risk oversight among the full Board and its committees;
•	evaluate the Company’s risk management processes and whether these processes are functioning adequately;
•	facilitate open communication between management and directors; and
•	foster an appropriate culture of integrity and risk awareness.

While the Board oversees risk management, Company management is charged with managing risk. Management believes the Company’s internal control environment is sufficient and responsive to known and anticipated risks. In addition to established policies and procedures, the Company maintains an enterprise risk management program, a Disclosure Committee, an Ethics and Compliance Committee and an Internal Control Committee. Management updates the Board periodically as to changes in known and anticipated risks, as well as Management’s response to such risks.

The Board implements its risk oversight function both as a whole and through delegation to Board committees, which meet regularly and report to the full Board. All committees play significant roles in carrying out the risk oversight function. In particular:

•

The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process and accounting and legal matters. The Audit Committee oversees the internal audit function, the Company’s ethics program, including the code of conduct, and the Company’s information technology security programs. The Audit Committee regularly discusses governance of the Company’s risk management process and reviews significant risks identified by management, the internal auditors and the independent auditor (whether financial, operational or otherwise) and management’s steps to address them. In connection with its oversight of these matters, the Audit Committee regularly meets separately with the Company’s internal audit service provider and representatives of the independent auditor.

•

The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation program with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Board and Committee Self Evaluations

The Board and each of its standing committees conduct annual self-evaluations to assess the qualifications, attributes, skills and experience represented on the Board and these committees and to determine whether the Board and its committees are functioning effectively. During the year, the Lead Independent Director receives input on the Board’s performance from individual directors and discusses the input with the full Board. The self-assessments focus on the Board’s contribution to the Company and on areas in which the Board and or management can improve on the effectiveness of the Board or any of its committees.

Stock Holding and Ownership Guidelines for Non-Employee Directors

In 2013, the Board adopted a policy requiring our non-employee directors to retain 50% of the shares received as compensation for services (after the payment of taxes due upon vesting) and the exercise price, if any, until the non-employee director meets the ownership requirement, as established in the policy. Under this policy, the target ownership guideline for each non-employee director is equal to three times the annual cash retainer. The value of the Company’s common stock will be determined using the greater of the closing price of the Company’s common stock or the director’s estimated tax basis in the shares. The following table provides the equity ownership of each of our non-employee directors as of July 30, 2015, stated as a percentage of the stock ownership guideline.

Name	Number of Shares	Total Ownership as a Percentage of Guideline(1)	Stock Ownership Guideline
Charles M. Gillman (2)	21,500	68%	$180,000
Kenneth R. Hanks	37,135	225%	180,000
Robert McCashin	45,635	230%	180,000
R. Clayton Mulford	25,135	94%	180,000
Kenneth H. Shubin Stein (2)	-	0%	180,000
Howard G. Westerman, Jr.	59,635	407%	180,000

1.	Total ownership as a percentage of guideline is calculated based on each director’s estimated tax basis in his shares of Company common stock.
2.	Mr. Gillman and Dr. Shubin Stein were appointed to the Board on July 25, 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock to file reports regarding ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, we believe all directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements during the year ended June 27, 2015, except that Steve Bloodworth, John H. Conroy, Kenneth R. Hanks, Robert McCashin, R. Clayton Mulford, Jon P. Segelhorst, Timothy T. Shippy, David Taylor and Howard G. Westerman, Jr. were each late in filing one report on Form 4 relating to one transaction; Peter J. Burlage was late in filing two reports on Form 4 relating to two transactions; and Kenneth H. Shubin Stein was late in filing one report on Form 3 in connection with his appointment to the Board.

ITEM 11.	EXECUTIVE COMPENSATION.

Overview of Executive Compensation

The following discussion and analysis is focused primarily on the compensation of our executive officers during Fiscal 2015, with additional information provided for our Chief Executive Officer and our other named executive officers (collectively the “Named Executive Officers”). This discussion describes the principles, objectives and features of our executive compensation program. Our Named Executive Officers are the individuals who served as our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers. For Fiscal 2015 our Named Executive Officers were:

•	Peter J. Burlage, President and Chief Executive Officer;
•	Ronald L. McCrummen, Executive Vice President and Chief Financial Officer;
•	John H. Conroy, Executive Vice President, America’s Process Products;
•	Timothy T. Shippy, Vice President, Environmental Systems;
•	David Taylor, Vice President, Asia-Pacific; and
•	Jon P. Segelhorst, former Vice President, America’s Nuclear, Heat Exchangers and Silencers.

Overview of Compensation Program Objectives

Our compensation program is intended to attract, retain and motivate the key people necessary to lead our Company to achieve enhanced long-term stockholder value. Our compensation program also reflects the Compensation Committee’s belief that executive compensation should seek to align the interests of the Company’s executives and key employees with those of our stockholders. The objectives of our Company’s executive compensation program are:

•

Pay competitively.  We believe that executive compensation should be sufficiently competitive to attract qualified executive talent to key positions that will support and develop the Company’s initiatives and strategic goals.

•	Pay for performance. We believe that each officer’s compensation should be linked to and reflect the Company’s performance.
•

Support our business strategies.  We believe that our annual cash incentive compensation program should be specific to the Company’s annual financial performance and that our equity incentive compensation program should reward management for developing and successfully executing the Company’s strategic initiatives.

•

Align our leaders’ interests with our stockholders.  We believe that our executive compensation program should include a significant equity ownership component such that the financial interests of our Named Executive Officers are aligned with those of our stockholders.

Our compensation program also is designed to differentiate compensation based upon individual contributions and performance. In setting compensation, the Compensation Committee seeks to provide a competitive package to our executive officers to ensure that our compensation practices do not put the Company at a disadvantage in retaining and attracting executives, within a cost structure appropriate for our Company.

Pay for Performance Alignment

Our Compensation Committee seeks to link executive pay and performance and believes that our executive compensation program ensures that the interests of the Company’s Named Executive Officers are appropriately aligned with those of our stockholders by rewarding performance that meets or exceeds Company and individual goals. Some of our key pay for performance measures include:

•	100% of the annual cash incentive compensation for the Company’s Chief Executive Officer and Chief Financial Officer is linked directly to the Company’s annual financial performance;
•

75% of the annual cash incentive compensation for all other Named Executive Officers is linked directly to the Company’s annual financial performance, while the balance is linked to the achievement of certain non-financial performance goals that the Compensation Committee believes are closely aligned with the Company’s strategic initiatives; and

•

50% of the aggregate equity incentive compensation awarded to the Company’s Named Executive Officers is performance-based and is linked to the achievement of financial goals that the Compensation Committee believes are more closely aligned with our long-term performance than our annual performance. The performance-based awards require both the achievement of the financial goals and continued service beyond the date that the performance goals have been achieved.

In Fiscal 2015, approximately 45% of our Chief Executive Officer’s total compensation opportunity was considered to be “performance-based” or “at risk.”

Executive Compensation Governance and Practices

We also believe that our other policies and pay practices contribute to ensuring alignment of our executives and stockholders’ interests and also discourage inappropriate risk-taking by our executives.

What We Do

•

Independent Compensation Consultant.  The Compensation Committee engaged Pearl Meyer & Partners (the “Independent Compensation Consultant”) as its independent compensation consultant during Fiscal 2013 to provide the Compensation Committee with comparative information regarding compensation practices of companies with similar size, complexity, and industry focus. The Independent Compensation Consultant performed similar services in Fiscal 2008 and Fiscal 2011.

•	Tally Sheets. The Compensation Committee reviews tally sheets describing each officer’s proposed fixed and performance-based compensation.
•	Stock Holding and Ownership Guidelines. We have meaningful stock holding and ownership requirements for our executive officers and directors.
•

Clawback Policy.  Amounts paid to our executive officers, including our Named Executive Officers, under our annual cash incentive compensation and equity incentive compensation programs, are subject to a “clawback” in the event of a material restatement of our financial statements resulting from the intentional misconduct of that executive officer.

What We Don’t Do

•

No Single Trigger Change of Control Payments.  The Board has approved a policy prohibiting the Company from entering into any new employment, severance, incentive compensation or other agreement that would include a so-called “single trigger” change in control provision (i.e., a provision that would accelerate a payment or vesting of Company stock solely upon a change of control).

•

No Tax Gross-ups Upon a Change of Control. None of the employment or severance agreements with our executive officers, including our Named Executive Officers, include tax gross-ups related to change in control payments or other benefits.

•

No Hedging or Pledging of Company Stock.  Our non-employee directors and executive officers, including the Named Executive Officers, are prohibited from hedging company stock and also are restricted from pledging Company common stock except in certain limited circumstances, subject to pre-approval by the Board.

Our Process for Setting Executive Compensation

Role of the Compensation Committee, Management and the Independent Compensation Consultant

The Compensation Committee establishes our executive compensation philosophy, and reviews and approves the Company’s executive compensation policies, plans and the compensation of our executive officers. The Compensation Committee considers a broad range of factors in making compensation decisions, including the officer’s responsibilities, tenure and performance, the effectiveness of our programs in supporting the Company’s annual- and long-term initiatives and our overall financial performance.

To evaluate each officer’s overall compensation, each year the Committee reviews tally sheets prepared by management and considers the recommendations of the Chief Executive Officer regarding individual officer performance (other than himself) and proposed performance targets. The tally sheets detail each officer’s total fixed and performance-based compensation and assists the Compensation Committee in understanding how its compensation decisions may affect the officer’s total compensation for the next fiscal year. The tally sheets also ensure that the Compensation Committee understands the potential threshold, target and stretch payouts that an officer could receive if such performance objectives are met during the next fiscal year.

The Compensation Committee engaged the Independent Compensation Consultant in Fiscal 2013 to provide the Compensation Committee with insight regarding compensation trends, program designs, peer group data and broader market survey data. The Independent Compensation Consultant provides an objective perspective to the process of evaluating and developing our executive compensation program and pay practices. During Fiscal 2013, the Independent Compensation Consultant attended two meetings of the Compensation Committee, had numerous discussions with the Chairman of the Compensation Committee and provided updated peer group and market survey data and advice.

The Independent Compensation Consultant did not provide any other services to the Board or the Compensation Committee during Fiscal 2014 or Fiscal 2015.

The Compensation Committee has determined that no conflict of interest exists that would prevent either the Independent Compensation Consultant or the Company’s outside legal counsel from providing compensation advice to the Compensation Committee.

The Compensation Committee will continue to seek input from its stockholders and advisors and review the elements of our executive compensation program, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the form and amounts of compensation to award to our Named Executive Officers.

Fiscal 2015 Executive Compensation Program

Elements of Compensation

The components of our executive officer compensation program provide for a combination of fixed and performance-based compensation. These components are:

1.	base salary;
2.	annual cash incentive compensation;
3.	equity incentive compensation;
4.	broad-based employee benefits; and
5.	severance benefits and limited other perquisites.

Base Salary.  The base salary of each officer is intended to provide the executive with a competitive level of fixed cash compensation. The base salary for each of our Named Executive Officers is determined annually by the Compensation Committee. Base salaries are determined on the basis of past performance, management responsibilities and level of experience.

At the request of the Compensation Committee, our Chief Executive Officer makes annual recommendations with respect to changes in base salary for our executive officers, other than himself. However, none of our officers participate in the Compensation Committee’s decisions regarding the base salaries of any executive officers.

Annual Cash Incentive Compensation.  The Compensation Committee believes annual cash incentive compensation should be a key element of the total compensation of each officer. Further, the establishment of targeted financial and non-financial performance goals and subsequent measurement of actual performance against these goals ensures that the Company’s executive officers are motivated to achieve the objectives that are both linked to annual financial performance, as well as the Company’s operational and strategic initiatives.

The Compensation Committee establishes the financial and non-financial performance objectives prior to the beginning of each fiscal year.  Once these objectives are established, the Compensation Committee then sets threshold, target and stretch performance goals. In establishing the financial performance goals, the Compensation Committee considers various factors, including historical revenue and profitability, backlog and industry and general economic conditions, as well as forecasted conditions. The financial performance goals are based on the achievement of certain targets for consolidated revenue and operating income, which are determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In establishing the non-financial performance goals, the Compensation Committee considers the Company’s operational and strategic initiatives related to customer satisfaction, operational efficiency and effectiveness, and development of personnel.

In approving annual cash incentive compensation payouts, the Compensation Committee may apply discretion to increase or decrease the amounts that would otherwise be payable, including consideration of extraordinary items or transactions from performance or changes in accounting principles.

The Company has adopted a policy that permits the Board to require the reimbursement of annual cash incentive compensation previously received by a current or former executive officer if the Board determines the officer engaged in intentional misconduct and a financial restatement is required that would have resulted in a lower payment to that executive officer.

Equity Incentive Compensation.  Our equity incentive compensation plans are designed to provide an opportunity for increased compensation based on delivering business results that increase the value of our common stock over time. Our equity incentive compensation is designed to focus our executive officers on taking actions that lead to the Company’s growth and to better align their interests with those of our stockholders. These plans are administered by the Compensation Committee.

Under our equity incentive plans, the Compensation Committee may grant stock options, restricted stock, restricted stock units, performance shares and performance units. The availability of these various types of equity awards affords the Compensation Committee the flexibility to design equity awards that are responsive to the Company’s business needs and advance the interests and long-term success of the Company.

As of June 27, 2015, there were 911,081 shares of common stock available for future awards under our equity incentive plans.

Prior to Fiscal 2013, the Compensation Committee used time-vested restricted stock or restricted stock units to provide equity incentive compensation to our Named Executive Officers. These restricted stock awards typically vested ratably over either three or four years beginning on the first anniversary of the grant date. In Fiscal 2013, the Compensation Committee modified its approach to equity incentive compensation with the introduction of performance-based equity incentive compensation. Half of the equity incentive compensation value granted in July 2013 and July 2014 was in the form of performance-based restricted stock units with time-vested restricted stock representing the balance.

Employee Benefits.  We do not provide our Named Executive Officers or other employees with defined pension benefits, supplemental retirement benefits, post-retirement payments or deferred compensation programs. We do provide a 401(k) defined contribution plan that is available to all employees based in the United States. Currently, we match up to four percent of eligible compensation for participating employees, subject to limitations under applicable law. We also provide health, life and other insurance benefits to our Named Executive Officers on the same basis as our other full-time employees.

Severance and Change in Control Benefits.  We currently have an employment agreement with Mr. Burlage and separation agreements with each of our other Named Executive Officers. The Compensation Committee believes that these benefits are advisable and appropriate in order to meet the Company’s compensation program goals of attracting and retaining qualified executives and offering competitive benefits.

In Fiscal 2013, the Board approved a policy prohibiting the Company from approving any new employment, severance, incentive compensation or other agreement that includes a so-called “single-trigger” change in control provision (i.e., a provision that would accelerate a payment or vesting of an award based solely on a change of control in the Company). In addition, in July 2013, each of the executive officers agreed to amend the restricted stock awards granted to them in July 2012 to delete the single-trigger change in control provision. Following these amendments, the accelerated vesting of equity awards will be limited to termination of the officer’s employment without cause or termination by the executive for good reason following a change in control.

Officer Perquisites.  The Company provides life insurance and long-term disability insurance to our Named Executive Officers on the same basis as our other full-time employees. In Fiscal 2015, the Company also provided our Chief Executive Officer with a company-owned vehicle for business and personal use. No other Named Executive Officer received a similar benefit. Because the perquisites provided to our Named Executive Officers do not represent a significant portion of their total compensation, the availability of these benefits does not materially influence the decisions made by the Compensation Committee with respect to other elements of compensation received by our Named Executive Officers.

Stock Holding and Ownership Guidelines.  In 2013, the Board adopted a policy requiring our executive officers to retain 50% of the shares received as compensation (after the payment of taxes due upon vesting) and the exercise price, if any, until the executive officer meets the ownership requirement, as established in the policy. Under this policy, the target ownership guideline for the Chief Executive Officer is equal to three times his base compensation. The target ownership guideline for all other executive officers is two times his or her base salary. The value of the Company’s common stock will be determined using the greater of the closing price of the Company’s common stock or the director’s estimated tax basis in the shares. The following table provides the equity ownership of each of our Named Executive Officers as of July 30, 2015, stated as a percentage of the stock ownership guideline.

Name(1)	Number of Shares	Total Ownership as a Percentage of Guideline(2)	Stock Ownership Guideline
Peter J. Burlage	144,234	122%	$1,275,000
Ronald L. McCrummen	40,211	58%	640,000
John H. Conroy	15,436	36%	450,000
Timothy T. Shippy	7,662	15%	320,000
David Taylor	29,283	46%	400,000

1.	Mr. Segelhorst is excluded from the table as he resigned from all positions with the Company effective June 15, 2015.
2.	Total ownership as a percentage of guideline is calculated based on each Named Executive Officers’ estimated tax basis in his shares of Company common stock.

Internal Revenue Code Section 162(m).  Section 162(m) of the Internal Revenue Code provides that compensation in excess of $1 million paid to our Chief Executive Officer or to any of the other three most highly compensated executives (other than our Chief Financial Officer) is not deductible for federal income tax purposes unless the compensation qualifies as “performance-based compensation” under Section 162(m). The Compensation Committee reviews on an annual basis the potential impact of this deduction limitation on executive compensation. While the impact of this deduction limitation on executive compensation has not been an issue to date, the Compensation Committee intends to continue to evaluate the potential impact of Section 162(m) to the Company.

Fiscal Year 2015 Compensation

Base Salary.  The salaries of the Named Executive Officers were last adjusted in July 2014. Primarily in response to results of operations in Fiscal 2014, no adjustments were made to the base salary of the Named Executive Officers for Fiscal 2015.

Name	Fiscal 2014 Base Salary	Fiscal 2015 Base Salary	Increase	Percentage Increase
Peter J. Burlage	$425,000	$425,000	$0	0%
Ronald L. McCrummen	320,000	320,000	0	0%
John H. Conroy	225,000	225,000	0	0%
Timothy T. Shippy	160,000	160,000	0	0%
David Taylor	200,000	200,000	0	0%
Jon P. Segelhorst	190,000	190,000	0	0%

Annual Cash Incentive Compensation.  To more closely align the annual cash incentive compensation of the Company’s Chief Executive Officer and Chief Financial Officer with the achievement of the established financial goals, the Compensation Committee elected to align 100% of their annual cash incentive compensation to the achievement of established financial goals. For all other Named Executive Officers, the Compensation Committee established both financial and non-financial performance goals with the achievement of financial metrics weighted at 75% and the achievement of the non-financial metrics weighted at 25%.

The following table sets forth the Fiscal 2015 threshold, target and stretch performance goals and the weight of the financial and non-financial performance goal approved by the Compensation Committee for the Named Executive Officers (dollars in thousands):

	Performance Goals (In Thousands)
Performance Metrics	Weight(1)	Threshold	Target	Stretch
Financial Goals:
Revenue	25%	$156,400	$173,800	$191,200
Operating income (2)	50%	3,000	4,000	6,000
Non-Financial Goals	25%

1.

The performance metrics under the annual cash incentive compensation plan for the Company’s Chief Executive Officer and Chief Financial Officer for Fiscal 2015 did not include any non-financial goals. The weighting of the Fiscal 2015 financial performance metrics for the Company’s Chief Executive Officer and Chief Financial Officer was based 40% on revenue and 60% on operating income.

2.

The threshold, target, and stretch operating income goals are unique to the role of the Named Executive Officer. The operating income goal of the Company’s Chief Executive Officer and Chief Financial Officer is based on consolidated operating income. The operating income goal of the other Named Executive Officers were established based on the business unit or division for which they are responsible. The consolidated operating income goals are presented.

The table below sets forth the Fiscal 2015 potential cash payout under the annual cash incentive compensation program for our Named Executive Officers, as a percentage of base salary. Annual cash incentive compensation payouts are prorated for actual performance that exceeds the threshold goals, but is below the target, or exceeds the target, but is less than the stretch goals.

Performance Goals		Payout (% of Base Salary)
Operating Income	Revenue	CEO	CFO	All Other NEO’s
Below Threshold Goal	Below Threshold Goal	None	None	None
Between Threshold Goal and Target	Between Threshold Goal and Target	37.5% - 74%	25% - 49%	15% - 39%
Between Target and Stretch Goal	Between Target and Stretch Goal	75% - 149%	50% - 99%	30% - 79%
Stretch Goal	Stretch Goal	150%	100%	60% - 80%

In Fiscal 2015, the Company achieved consolidated revenue between the established target and threshold goals. The Company did not achieve the threshold goal for consolidated operating income established for the Company’s Chief Executive Officer and Chief Financial Officer nor the business unit or division operating income goal established for the Named Executive Officers, other than the Environmental Systems business unit upon which Mr. Shippy is compensated. The Environmental Systems business unit achieved operating income between the target and stretch goal. Accordingly, a portion of the annual cash incentive compensation was earned by the Named Executive Officers related to the achievement of certain financial goals. The established non-financial goals were partially met entitling the Named Executive Officers, other than the Company’s Chief Executive Officer and Chief Financial Officer, to a portion of the target payout under the annual cash incentive compensation program.

Equity Incentive Compensation.  The aggregate equity incentive award value granted in July 2014 to the Named Executive Officers was divided equally between performance-based restricted stock units and time-based restricted stock.

Under the terms of the performance-based restricted stock units, grantees are entitled to receive Company common stock ranging from 0% to 200% of the target number of restricted stock units granted if the Company achieves certain financial goals based on growth in bookings and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The performance period to achieve such financial goals is one year. The officer must also remain employed with the Company for an additional two years after the end of the one-year performance measurement period to receive any shares under this award. The performance goals and relative weightings are summarized as follows (dollars in thousands):

	Performance Goals
Performance Metrics	Weight(1)	Threshold	Target	Stretch
Growth in net bookings	60%	5%	10%	20%
Growth in EBITDA	40%	$6,300	$9,300	$11,300

The computation of growth in net bookings and EBITDA is based on the non-GAAP financial results for the respective financial periods. A reconciliation of the GAAP to non-GAAP financial results is provided as an attachment to the Company’s annual and quarterly earnings releases, and filed as an exhibit to a Current Report on Form 8-K.

The following table sets forth the Fiscal 2015 equity incentive compensation award as a percentage of base salary, the number of shares of restricted stock and restricted stock units granted to the Named Executive Officers and the aggregate value of such awards at the time of grant.

Name	Long-Term Incentive Award Percentage (% of Base Salary)	Number of Shares of Time-Vested Restricted Stock Granted	Aggregate Value on Grant Date	Number of Shares of Performance- Based Restricted Stock Units Granted	Aggregate Value on Grant Date
Peter J. Burlage	100%	39,134	$212,498	39,134	$212,498
Ronald L. McCrummen	80%	23,573	128,001	23,573	128,001
John H. Conroy	50%	10,359	56,249	10,359	56,249
Timothy T. Shippy	30%	4,420	24,001	4,420	24,001
David Taylor	50%	9,208	49,999	9,208	49,999
Jon P. Segelhorst	30%	5,249	28,502	5,249	28,502

Executive Compensation

The following executive compensation tables and related information are intended to be read together with the information regarding our executive compensation program presented above.

Summary Compensation Table

The following table sets forth information regarding the compensation of our Named Executive Officers for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation(3)	Total
Peter J. Burlage	2015	$425,000	$-	$424,995	$72,038	$19,443	$941,476
President and Chief Executive Officer	2014	425,000	-	425,002	-	30,318	880,320
	2013	375,000	-	262,497	46,275	40,325	724,097

Ronald L. McCrummen	2015	$320,000	$-	$256,003	$36,160	$11,638	$623,801
Executive Vice President and Chief Financial Officer	2014	320,000	-	256,004	-	11,428	587,432
	2013	310,000	-	155,002	31,879	12,059	508,940

John H. Conroy	2015	$225,000	$-	$112,499	$20,790	$10,160	$368,449
Executive Vice President, America’s Process Products	2014	212,077	-	102,500	-	10,067	324,644
	2013	197,000	-	59,098	16,207	9,373	281,678

Timothy T. Shippy	2015	$160,000	$-	$48,001	$47,424	$7,245	$262,670
Vice President, Environmental Systems	2014	131,578	-	14,840	60,382	6,487	213,287
	2013	124,805	-	12,150	86,903	5,718	229,576

David Taylor	2015	$200,000	$-	$99,999	$25,680	$158,238	$483,917
Vice President, Asia-Pacific	2014	200,000	-	100,007	-	169,988	469,995
	2013	185,000	-	54,003	15,219	173,987	428,209

Jon P. Segelhorst(4)	2015	$190,000	$-	$57,004	$-	$199,728	$446,732
Former Vice President, America’s Nuclear, Heat Exchangers and Silencers	2014	190,000	-	95,006	-	9,061	294,067
	2013	185,000	-	55,501	15,219	9,016	264,736

1.

The amounts in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of grants of restricted stock and restricted stock units. Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions.

With respect to the restricted stock units granted in Fiscal 2015, the amounts above reflect the probable payout percentage for the awards calculated in accordance with Topic 718. The grant date fair value is an estimate made for financial accounting purposes.

2.	The amounts in this column represent the cash compensation earned by our Named Executive Officers under our annual cash incentive compensation program.
3.	For Fiscal 2015, includes compensation as described under “All Other Compensation” below.
4.	Mr. Segelhorst resigned from all positions with the Company effective June 15, 2015.

All Other Compensation

The following table provides information regarding each component of compensation included in the All Other Compensation column for Fiscal 2015 in the Summary Compensation Table above.

Name	Company 401(k) Contribution	Insurance(1)	Car Allowance(2)	Other(3)		Total
Peter J. Burlage	$10,400	$1,254	$7,789	$		$19,443
Ronald L. McCrummen	10,400	1,238				11,638
John H. Conroy	9,000	1,160				10,160
Timothy T. Shippy	6,400	845				7,245
David Taylor	8,000	991			149,247	158,238
Jon P. Segelhorst	7,815	1,076			190,837	199,728

1.	Represents the incremental premiums paid by the Company for life insurance and long-term disability insurance for the Named Executive Officers.
2.	Represents the estimated benefit to Mr. Burlage of the Company-owned vehicle provided for his business and personal use.
3.

Mr. Segelhorst resigned from all positions with the Company effective June 15, 2015. The amount included in Other for Mr. Segelhorst represents compensation paid under his severance agreement. For Mr. Taylor, the amount represents reimbursement of cost of living differences between Dallas, Texas and Singapore that were paid by the Company.

Equity Incentive Plans

We have two equity incentive plans, our 2007 Stock Incentive Plan and our 2001 Stock Option and Restricted Stock Plan (the “2001 Incentive Plan”). These equity incentive plans were approved by our stockholders and are administered by our Compensation Committee. No further awards will be made under the 2001 Incentive Plan. Awards under the 2001 Incentive Plan remain outstanding in accordance with their terms.

The 2007 Stock Incentive Plan permits awards in the form of stock options, restricted stock, restricted stock units, performance shares and performance units. As of June 27, 2015, the maximum remaining number of shares of our common stock that may be issued pursuant to equity awards under the 2007 Stock Incentive Plan was 911,081 shares. Options granted under the 2007 Stock Incentive Plan are required to have an exercise price of not less than the fair market value of our common stock on the grant date.

Certain agreements evidencing awards made prior to July 2013 provided for accelerated vesting upon a change in control of our Company. Under these award agreements, a change in control is defined generally as (a) the acquisition by any person, entity or group of 50% or more of our voting stock, (b) a change in our Board where a majority of our Board ceases to be comprised of incumbent directors, (c) a reorganization, merger, consolidation, sale, or other disposition of all or substantially all of our assets, subject to certain exceptions including that unless the holders of our voting stock immediately prior to the transaction beneficially own more than 50% of the combined voting power of the surviving entity, or (d) approval by our stockholders of a complete liquidation or dissolution of the Company. On November 17, 2011, the 2007 Stock Incentive Plan was amended to revise the definition of “Change in Control” to exclude beneficial ownership of the Company’s voting securities reported on Schedule 13G under the Exchange Act.

In July 2013, the Board adopted a policy prohibiting the Company from approving any new agreement including any award granted under the 2007 Stock Incentive Plan, that includes a so-called “single-trigger” change in control provision,  (i.e., a provision that would accelerate a payment or vesting of an award based solely on a change of control of the Company). In addition, in July 2013, each of the Named Executive Officers agreed to amend the restricted stock awards granted to them in July 2012 to delete the single trigger change in control provision.

Grants of Plan-Based Awards

The following table contains information regarding awards granted to our Named Executive Officers during Fiscal 2015 under the Company’s annual cash incentive compensation program and equity incentive compensation plan. In this table, the annual cash incentive compensation program is abbreviated “AIC,” the time-based awards under the equity incentive compensation plan are abbreviated “TLTI” and the performance-based awards under the equity incentive compensation plan are abbreviated “PLTI.” Additionally, payouts associated with stretch performance goals are referred to as “Maximum” in the following table to conform the presentation of this table to SEC regulations. All TLTIs and PLTIs granted to our Named Executive Officers were awarded under our 2007 Stock Incentive Plan.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)(2)			All Other Stock Awards: Number of	Grant Date Fair Value of Stock
Name	Type	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares Stock	and Option Awards(3)
Peter J. Burlage	AIC		$159,375	$318,750	$637,500
	TLTI	7/9/2014							39,134	$212,498
	PLTI	7/9/2014				-	39,134	78,268		212,498
Ronald L. McCrummen	AIC		80,000	160,000	320,000
	TLTI	7/9/2014							23,573	128,001
	PLTI	7/9/2014				-	23,573	47,146		128,001
John H. Conroy	AIC		45,000	90,000	180,000
	TLTI	7/9/2014							10,359	56,249
	PLTI	7/9/2014				-	10,359	20,718		56,249
Timothy T. Shippy	AIC		24,000	48,000	96,000
	TLTI	7/9/2014							4,420	24,001
	PLTI	7/9/2014				-	4,420	8,840		24,001
David Taylor	AIC		40,000	80,000	160,000
	TLTI	7/9/2014							9,208	49,999
	PLTI	7/9/2014				-	9,208	18,416		49,999
Jon P. Segelhorst(4)	AIC		28,500	57,000	114,000
	TLTI	7/9/2014							5,249	28,502
	PLTI	7/9/2014				-	5,249	10,498		28,502

1.

Represents the potential payout for annual cash incentive compensation. These awards are subject to the attainment of certain financial and non-financial performance goals. Actual amounts of annual cash incentive compensation earned in fiscal 2015 by our Named Executive Officers are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

2.	Represents the potential payout in number of shares for the restricted stock units granted in Fiscal 2015. These awards were subject to the attainment of certain performance targets.
3.

Calculated based on the closing market price of the Company’s common stock as of the date of grant. With respect to restricted stock units, amounts reflect the probable payout percentage for the awards calculated in accordance with Topic 718. The grant date fair value is an estimate made for financial accounting purposes. Performance will be determined at the end of the one-year performance period based on actual results for the Company.

4.

Mr. Segelhorst resigned from all positions with the Company on June 15, 2015. Under the terms of his severance agreement, all unvested equity awards were forfeited, including the plan-based awards granted to him during Fiscal 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock option, restricted stock and restricted stock unit awards held by our Named Executive Officers that were outstanding as of the end of Fiscal 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options- Exercisable	Number of Securities Underlying Unexercised Options- Unexercisable	Option Exercise Price	Option Expiration Date	Number Of Shares Of Stock That Have Not Vested(1)	Market Value Of Shares Of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)(3)
Peter J. Burlage	-	-	$-	-	43,737	$295,225	73,500	$496,125
Ronald McCrummen	-	-	-	-	26,250	177,188	44,274	298,850
John H. Conroy	-	-	-	-	11,032	74,466	18,647	125,867
Timothy T. Shippy	-	-	-	-	3,322	21,593	5,087	34,337
David Taylor	8,000	-	4.60	1/11/2016	10,099	68,168	17,294	116,735
Jon P. Segelhorst(4)	-	-	-	-	-	-	-	-

1.	Represents the number of shares of time-based restricted stock that have not vested.
2.	Represents the value of shares of restricted stock and restricted stock units at $6.75, the closing price of the Company’s common stock on June 26, 2015, the last trading day of Fiscal 2015.
3.

The number and value of restricted stock units that vest will depend upon the attainment of specified performance goals. The number and value of restricted stock units reported are based on achieving threshold performance levels.

4.	Mr. Segelhorst resigned from all positions with the Company on June 15, 2015. Under the terms of his severance agreement, all unvested equity awards were forfeited.

As of the effective time of the Merger, (a) each outstanding stock option will be cancelled and converted into the right to receive a cash amount equal to $6.85 less the exercise price for the option; (b) each outstanding restricted stock unit (“RSU”) will become fully vested, cancelled and converted into the right to receive a cash payment equal to the product of $6.85 in cash and the number of shares of common stock underlying the RSUs; and (c) each outstanding unvested restricted stock award will be fully vested in full, all restrictions on the restricted stock will lapse, and the restricted stock will be treated as any other outstanding share of PMFG common stock and will have the right to elect for each share whether to receive the Cash Consideration or the Stock Consideration.

Options Exercised and Stock Awards Vesting in Fiscal 2015

The following table sets forth information regarding stock options exercised and stock awards that vested in Fiscal 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Peter J. Burlage	-	$-	17,648	$95,669
Ronald L. McCrummen	-	-	10,534	57,125
John H. Conroy	-	-	4,126	22,394
Timothy T. Shippy	-	-	1,041	5,683
David Taylor	-	-	3,913	21,263
Jon P. Segelhorst	-	-	3,847	20,875

1.	Value based on market value of our common stock on the vesting date.

Employment and Severance Agreements

We presently have an employment agreement with our President and Chief Executive Officer. We have severance agreements with each of our other Named Executive Officers.

CEO Employment Agreement

On February 7, 2014, the Company and its wholly owned subsidiary, Peerless Mfg. Co., entered into an amended employment agreement (the “Employment Agreement”) with Peter J. Burlage, the Company’s President and Chief Executive Officer. The Employment Agreement will expire on February 28, 2017, and will be extended for an additional one-year period if either party does not give notice within 90 days prior to March 1, 2017 or each one-year anniversary thereafter. The Employment Agreement provides for a base salary of $425,000. The Employment Agreement does not include a tax gross up provision. The Employment Agreement provides severance compensation in the event Mr. Burlage’s employment terminates in connection with a change in control of the Company.

If within one year following a change in control Mr. Burlage’s employment is terminated by the Company (other than for cause or due to death or disability) or Mr. Burlage terminates his employment in certain limited circumstances described below, Mr. Burlage is entitled to:

•	a lump sum payment equal to 200% of the sum of his then-current base salary and any earned annual cash incentive compensation paid in the fiscal year preceding the termination date;
•	accelerated vesting of any unvested stock options, restricted stock or similar instruments; and
•	for a period of 18 months following the date of termination, welfare benefits substantially similar to those Mr. Burlage was entitled to receive immediately prior to the date of termination.

Pursuant to the Employment Agreement, any of the following constitutes a “change in control”:

•

the Company is merged, consolidated or reorganized and, as a result, less than a majority of the combined voting power to elect directors of the then-outstanding securities of the remaining entity immediately after the transaction is available to be received by all stockholders on a pro rata basis and is actually received in respect of voting securities of the Company pursuant to the transaction;

•	the Company sells or transfers all or substantially all of its assets;
•

any person or group becomes the beneficial owner of securities which represent a majority of the then-outstanding securities of the Company which are entitled to vote to elect directors provided that any person entitled to and does report on Schedule 13G is not deemed to beneficially own a majority of the Company’s voting securities; and

•	directors then-serving on the Board cease to constitute at least a majority thereof;

provided, however, a change in control shall not be deemed to have occurred as the result of any transaction having one or more of the foregoing effects if the transaction is both (a) proposed by and (b) includes a significant equity participation of, executive officers of the Company as constituted immediately prior to the occurrence of the transaction or any Company employee stock ownership plan or pension plan.

Pursuant to the Employment Agreement, Mr. Burlage is entitled to receive the severance compensation described above if, within one year following a change in control, Mr. Burlage executes a release, and terminates employment for one of the following reasons:

•

a material adverse change in the positions held by Mr. Burlage or in the nature or scope of the duties attached to Mr. Burlage’s positions with the Company immediately prior to the change in control, any material reduction in Mr. Burlage’s base salary (excluding bonus and incentive compensation) or any material adverse change in the calculation of the annual bonus or incentive compensation, equity incentive compensation or a significant reduction of the aggregate other benefits to which Mr. Burlage was entitled immediately prior to the change in control;

•

a determination by Mr. Burlage made in good faith after consultation with the Board that as a result of a change in control and a change in circumstances thereafter significantly affecting Mr. Burlage’s position, changes in the composition or policies of the Board, or of other events of material effect, Mr. Burlage has been rendered substantially unable to carry out, or has been substantially hindered in the performance of, the duties attached to his position immediately prior to the change in control;

•

the Company’s principal executive offices are relocated or Mr. Burlage is required to have his principal work location outside of the greater Dallas, Texas metropolitan area or that he is required to travel away from his office in the course of discharging his duties significantly more than required of him prior to the change in control; or

•	the Company commits any material breach of the Employment Agreement;

provided that Mr. Burlage is not entitled to assert that one of these specified events entitles him to terminate his employment unless he gives the Company written notice within 90 days after the event occurs, and gives the Board at least 45 days to cure the alleged condition.

The Employment Agreement contains a “best-net” provision, which provides that if Section 280G of the Code would apply to payments Mr. Burlage has received or will receive in conjunction with the change in control (including those made under Employment Agreement), and the payments would trigger an excise tax on “excess parachute payments,” then those payments are subject to a reduction in order to avoid application of that excise tax, but only if the reduction would result in a greater net after-tax amount paid to Mr. Burlage. Employment Agreement provides that Mr. Burlage will not compete with the Company, solicit the Company’s employees, disclose any confidential information or interfere with certain of the Company’s business relationships during his employment and for a period of two years following termination of his employment.

If Mr. Burlage is terminated by the Company without cause, he is entitled to (1) a lump sum payment equal to 150% of his then-current base salary, (2) any earned annual cash incentive compensation for the fiscal year during which the termination occurs (prorated in accordance with the date of termination), (3) accelerated vesting of any time-based incentive awards and any performance awards that would have vested if the performance period had expired as of the date of the termination of employment as determined in the reasonable discretion of the Company, and (4) for a period of 18 months following the date of termination, welfare benefits substantially similar to those Mr. Burlage was entitled to receive immediately prior to the date of termination.

Pursuant to the Employment Agreement, any of the following constitutes “cause”: (1) conviction of a felony or crime involving moral turpitude, (2) commission of an act of fraud or other act reflecting unfavorably upon the public image of the Company, (3) failure to substantially perform required duties to the satisfaction of the Board causing material harm to the Company or its business, which is not cured within 30 days after receiving written notice thereof, (4) wrongdoing causing material harm to the Company or its business, (5) failure to follow a lawful directive of the Board that is not inconsistent with the provisions of the Employment Agreement and Mr. Burlage continues to fail to materially perform within 30 days after receiving written notice from the Company’s Board of Directors, or (6) violation of any policies or procedures of the Company, including any material human relations policy or the violation of the non-competition or confidentiality provisions of the Employment Agreement causing material harm to the Company or its business.

Pursuant to the Employment Agreement, Mr. Burlage is entitled to terminate his employment if there is a material adverse change in the nature and scope of his duties or there is a reduction in his base salary below $425,000. Mr. Burlage is not entitled to terminate his employment for these reasons unless he gives notice to the Company’s Board of Directors within 90 days of the event or events that are the basis for such termination, the Company does not cure the alleged event within 45 days and he terminates his employment within 30 days after the Company fails to cure the alleged event. Under these circumstances, Mr. Burlage is entitled to receive the same severance compensation he would be entitled to receive in the event of a termination of his employment by the Company without cause.

If Mr. Burlage’s employment is terminated as a result of him becoming disabled, Mr. Burlage is entitled to an amount equal to his then-current monthly base salary for a period of six months (reduced by any disability payments received during such period under the Company’s disability insurance) and any other disability benefits then in effect provided by the Company.

Pursuant to the Employment Agreement, “disabled” means any mental or physical impairment lasting (or that will last) more than 180 days that prevents him from performing the essential functions of his position as determined by a competent physician chosen by the Company and consented to by Mr. Burlage or his legal representatives.

The Employment Agreement provides that Mr. Burlage will not compete with the Company, solicit the Company’s employees, disclose any confidential information or interfere with certain of our business relationships during his employment and for a period of two years following his termination of employment.

Executive Officer Severance Agreements

The Company has severance agreements (the “Severance Agreements”) with each of our Named Executive Officers other than Mr. Burlage (Mr. McCrummen, Mr. Conroy, Mr. Shippy and Mr. Taylor). The Severance Agreements provide for an initial two-year term and are automatically extended for an additional year unless notice is provided by either party to the other at least 90 days prior to each anniversary date of the Severance Agreement. The Severance Agreements also provide that each officer is and remains an at-will employee and may be terminated at any time with or without “cause,” as that term is defined in the Severance Agreement.

In the event that an officer is terminated without cause within 18 months following a change in control or the officer terminates his employment for good reason (as described below) and executes a general release of claims in favor of the Company, the Company is obligated to pay the applicable officer a severance payment equal to 13.5 months (18 months for Mr. McCrummen and Mr. Conroy) of the officer’s base salary at the highest rate in effect during the term of the Severance Agreement. The officer also will be entitled to receive any earned but unpaid annual cash incentive compensation that had not been paid for the prior fiscal year and also will be entitled to receive his or her annual cash incentive compensation for the current fiscal year which will be paid at the “target” level. The officer also will be entitled to the accelerated vesting of equity awards. “change in control” of the Company, shall have occurred, in the context of the Severance Agreements, if any of the following events shall occur:

•

any consolidation, merger or other reorganization of the Company in which the Company is merged, consolidated or reorganized into or with another corporation or other legal person or pursuant to which shares of the Company’s stock are converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s common stock immediately prior to the merger own more than 50% of the common stock of the surviving corporation or its ultimate parent immediately after the merger;

•

any sale, lease, exchange or other transfer (or in one transaction or a series of related transactions) of all or substantially all of the assets of the Company and as a result of the transaction the holders of the Company’s common stock immediately prior to the transaction own less than 50% of the common stock of the transferee or its ultimate parent immediately after the transaction;

•	any liquidation or dissolution of the Company or any approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company;
•

any person (including any “person” as the term is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act), has become an Acquiring Person (as the term is defined in the Severance Agreements);

•	if at any time, the continuing directors then serving on the Board cease for any reason to constitute at least a majority thereof; or
•

any occurrence that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A or Item 5.01 of Form 8-K or any successor rule or regulation promulgated under the Exchange Act.

Pursuant to the Severance Agreements, good reason means the occurrence of any one of the following without the officer’s written consent:

•

a material adverse change in the positions held by the officer or in the nature or scope of the duties attached to the officer’s positions with the Company immediately prior to the change in control, any material reduction in the officer’s base salary (excluding annual cash incentive compensation) or any material diminution in scope or value of the aggregate other base benefits to which the officer was entitled immediately prior to the change in control; or

•

the relocation of the Company’s principal executive offices to a location more than 50 miles from the current location or the requirement that the officer have as his principal location of work any location not within the greater Dallas, Texas metropolitan area or that he travel away from his office in the course of discharging his duties significantly more than required of him prior to the change in control.

The Severance Agreements each contain a “best-net” provision, which provides that if Section 280G of the Code would apply to payments an officer has received or will receive in conjunction with the change in control (including those made under the Severance Agreements), and the payments would trigger an excise tax on “excess parachute payments,” then those payments are subject to a reduction in order to avoid application of that excise tax, but only if the reduction would result in a greater net after-tax amount paid to the officer. Severance Agreements also each contain provisions prohibiting the officer during the period of employment and for one year after termination of the officer’s employment from engaging in certain competitive activities.

If the executive is terminated without cause prior to a change of control and such officer executes a general release of claims in favor of the Company, the Company will be obligated to pay each officer a severance payment which equals nine months of the officer’s base salary at the highest rate in effect during the term of the Severance Agreement (12 months for Mr. McCrummen and Mr. Conroy). Each officer also will be entitled to receive the amount earned, if any, of the officer’s annual cash incentive compensation, which will be prorated as of the termination date. Each officer also will be entitled to the accelerated vesting of equity awards which would have otherwise vested within one year of the termination date.

The Severance Agreements also contain provisions prohibiting the officer during the period of employment and for one year after the officer’s employment with the Company and its affiliates ends from engaging in certain competitive activities.

Employment Termination and Change in Control Benefits

The table below quantifies the potential compensation that would become payable to each of our Named Executive Officers under existing employment, severance and equity award agreements and Company plans and policies if their employment had terminated on June 27, 2015 given the officer’s base salary as of that date and the closing price of our common stock on June 26, 2015.

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

Name	Cash Severance Payments	Acceleration of Equity Awards	Health Benefits	Total
Peter J. Burlage
Voluntary termination	$-	$-	$-	$-
Voluntary termination for good reason	-	-	-	-
Termination with cause	-	-	-	-
Termination without cause	637,500	998,528	35,484	1,671,512
Death	-	998,528	-	998,528
Disability	212,500	998,528	-	1,211,028
Retirement	-	-	-	-
Termination without cause following a change in control	994,075	998,528	35,484	2,028,087

Ronald L. McCrummen
Voluntary termination	$-	$-	$-	$-
Voluntary termination for good reason	-	-	-	-
Termination with cause	-	-	-	-
Termination without cause	320,000	124,146	-	444,146
Death	-	600,183	-	600,183
Disability	-	600,183	-	600,183
Retirement	-	-	-	-
Termination without cause following a change in control	560,000	600,183	-	1,160,183

John H. Conroy
Voluntary termination	$-	$-	$-	$-
Voluntary termination for good reason	-	-	-	-
Termination with cause	-	-	-	-
Termination without cause	225,000	51,158	-	276,158
Death	-	251,492	-	251,492
Disability	-	251,492	-	251,492
Retirement	-	-	-	-
Termination without cause following a change in control	360,000	251,492	-	611,492

Timothy T. Shippy
Voluntary termination	$-	$-	$-	$-
Voluntary termination for good reason	-	-	-	-
Termination with cause	-	-	-	-
Termination without cause	120,000	16,970	-	136,970
Death	-	73,737	-	73,737
Disability	-	73,737	-	73,737
Retirement	-	-	-	-
Termination without cause following a change in control	214,000	73,737	-	287,737

David Taylor
Voluntary termination	$-	$-	$-	$-
Voluntary termination for good reason	-	-	-	-
Termination with cause	-	-	-	-
Termination without cause	150,000	48,060	-	198,060
Death	-	232,963	-	232,963
Disability	-	232,963	-	232,963
Retirement	-	-	-	-
Termination without cause following a change in control	290,000	232,963	-	522,963

Jon P. Segelhorst(1)
Voluntary termination	$-	$-	$-	$-
Voluntary termination for good reason	-	-	-	-
Termination with cause	-	-	-	-
Termination without cause	142,500	36,100	-	178,600
Death	-	-	-	-
Disability	-	-	-	-
Retirement	-	-	-	-
Termination without cause following a change in control	270,750	166,888	-	437,638

1.

Mr. Segelhorst resigned from all positions with the Company on June 15, 2015. Under the terms of his Severance Agreement, Mr. Segelhorst received a cash payment equal to nine months of Mr. Segelhorst’s base salary and the value of all of his shares of restricted stock and RSUs that would have vested within one year of his resignation. Mr. Segelhorst is also entitled to a prorated portion of any earned but unpaid annual cash incentive compensation for 2015 within five days of the Company’s payment of the 2015 annual cash incentive to other executive officers. Pursuant to his Severance Agreement, upon completion of the Merger, Mr. Segelhorst will also be entitled to an additional amount that, when aggregated with the prior payments, will equal the amount Mr. Segelhorst would have received had his resignation occurred following a change of control.

Compensation of Directors

Each non-employee director receives compensation in the form of a fixed annual cash retainer of $60,000 and an annual grant of Company common stock equal to $60,000. The Lead Independent Director, the chairperson of the Audit Committee and the chairperson of the Compensation Committee also receive an additional annual cash retainer of $30,000, $10,000 and $5,000, respectively. The Lead Independent Director also serves as the chairperson of the Governance Committee. The additional annual cash retainer for the Lead Independent Director includes consideration for both roles.

Compensation paid or granted to individual directors during Fiscal 2015 is summarized as follows:

	Director Compensation
Name(1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Chuck M. Gillman (3)	$56,167	$-	$56,167
Kenneth R. Hanks (4)	75,000	59,996	134,996
Robert McCashin (5)	95,000	59,996	154,996
R. Clayton Mulford (6)	70,000	59,996	129,996
Kenneth H. Shubin Stein (3)	56,167	-	56,167
Howard G. Westerman, Jr.(7)	65,000	59,996	124,996

1.

Mr. Burlage, the Company’s President and Chief Executive Officer, is not included in the table because he was an employee of the Company during Fiscal 2015. He does not receive additional compensation for his service as a director.

2.

Represents the aggregate grant date fair value, calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, of the number of shares granted to each non‑employee director (the number of shares granted is computed by dividing $60,000 by the closing price of our common stock on July 8, 2014 ($5.43) rounded down to the nearest whole share).

3.	Mr. Gillman and Dr. Shubin Stein joined the Board on July 25, 2014.
4.	In addition to the fixed annual retainer for service as a director and chairperson of the Audit Committee, Mr. Hanks received $5,000 for service on an ad-hoc committee established by the Board.
5.	In addition to the fixed annual retainer for service as a director and Lead Independent Director, Mr. McCashin received $5,000 for service on an ad-hoc committee established by the Board.
6.

In addition to the fixed annual retainer for service as a director and chairperson of the Compensation Committee, Mr. Mulford received $5,000 for service on an ad-hoc committee established by the Board.

7.	In addition to the fixed annual retainer for service as a director, Mr. Westerman received $5,000 for service on an ad-hoc committee established by the Board.

The Company’s non-employee directors have not received any additional compensation or benefits for fiscal 2015. However, pursuant to the terms of the Merger Agreement, the Board had the right to make an annual cash grant of $60,000 to each non-employee director in lieu of its customary grant of $60,000 of shares of common stock. The Board exercised this right on July 2, 2015.

Risk-Related Compensation Policies and Practices

As part of its oversight of the Company’s compensation programs, the Compensation Committee considers the impact of the Company’s compensation programs, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may increase or reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Company has concluded that its compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

Messrs. Mulford, Hanks, McCashin, Shubin Stein and Westerman served on the Compensation Committee during Fiscal 2015. None of the members of our Compensation Committee has had any relationships with the Company or any other entity that would require disclosure under the federal securities laws. During Fiscal 2015, none of our Named Executive Officers served on the compensation committee (or equivalent) or board of another entity that had an officer that served on our Compensation Committee or Board.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Members of the Compensation Committee

R. Clayton Mulford (Chairman)

Kenneth R. Hanks

Robert McCashin

Kenneth H. Shubin Stein

Howard G. Westerman, Jr.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The tables below set forth information regarding the beneficial ownership of our common stock as of August 20, 2015 for: each of our directors; each of our executive officers; all of our directors and executive officers as a group; and each beneficial owner of more than five percent of our outstanding common stock.

The tables below list the number of shares and percentage of shares beneficially owned based on the 21,281,290 shares of common stock outstanding as of August 20, 2015. Except as indicated and subject to applicable community property laws, to our knowledge the persons named in the tables below have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them. Unless otherwise noted below, the address of each beneficial owner listed in the table below is c/o PMFG, Inc., 14651 North Dallas Parkway, Suite 500, Dallas, Texas 75254.

Directors and Named Executive Officers

Name	Number of Shares	Percentage of Outstanding Shares
Peter J. Burlage (1)	187,971	*
Charles M. Gillman (2)	21,500	*
Kenneth R. Hanks (3)	41,135	*
Robert McCashin	45,635	*
R. Clayton Mulford	25,135	*
Kenneth H. Shubin Stein	-	*
Howard G. Westerman, Jr.	59,635	*
Ronald L. McCrummen (1)	66,461	*
John H. Conroy (1)	26,468	*
Timothy T. Shippy(1)	10,984	*
David Taylor (1) (3)	47,382	*
Jon P. Segelhorst (4)	11,289	*
All Directors and Executive Officers as a Group (13 persons)	543,595	2.6%

*Less than 1%

1.

Includes shares of restricted stock for which the named executive officer has sole voting power, but no dispositive power, as follows: Mr. Burlage (43,737 shares), Mr. McCrummen (26,250 shares), Mr. Conroy (11,032 shares), Mr. Shippy (3,322 shares) and Mr. Taylor (10,099 shares).

2.	Includes 1,500 shares of Company common stock owned by Mr. Gillman’s spouse. Mr. Gillman has no voting or investment power with respect to these 1,500 shares.
3.

Includes shares of Company common stock issuable upon the exercise of options that are presently exercisable or exercisable within 60 days after August 31, 2015 as follows: Mr. Hanks (4,000 shares) and Mr. Taylor (8,000 shares).

4.	According to a Form 4 filed by Mr. Segelhorst on July 30, 2014, less 12,943 shares of restricted stock that were forfeited upon Mr. Segelhorst’s resignation on June 15, 2015.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities that are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. Unless otherwise indicated, the information regarding beneficial ownership of our common stock by the entities identified below is included in reliance on a report filed with the SEC by such person or entity, except that percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the 21,281,290 of shares of common stock outstanding on August 20, 2015.

Name	Number of Shares	Percentage of Outstanding Shares
NSB Advisers, LLC(1)	4,036,577	19.0%
Thomas Horstman & Bryant, Inc.(2)	2,161,065	10.2%
Rutabaga Capital Management(3)	1,942,088	9.1%
Columbia Management Investment Advisers, LLC(4)	1,558,364	7.3%
Cannell Capital LLC(5)	1,284,900	6.0%
MMCAP International Inc. SPC (6)	1,068,406	5.0%

1.

According to a Form 13F-HR filed with the SEC by NSB Advisors LLC (“NSB”) on May 11, 2015, NSB, in its capacity as an investment advisor, has sole dispositive power, but no voting power, over 4,036,577 shares of our common stock owned by clients of NSB. The address for NSB is 200 Westage Center Drive, Suite 228, Fishkill, New York 12524.

2.

According to a Schedule 13G filed with the SEC by Thomas Horstman & Bryant, Inc. (“Thomas”) on January 22, 2015, Thomas has shared voting power over 1,057,750 shares and sole dispositive power over 2,161,065 shares of PMFG’s common stock. The address for Thomas is 507 Merritt 7, Norwalk, Connecticut 06851.

3.

According to a Schedule 13G/A filed with the SEC by Rutabaga Capital Management (“Rutabaga”) on August 18, 2015, Rutabaga has sole voting power over 1,572,973 shares, shared voting power over an additional 369,115 shares and sole dispositive power over 1,942,088 shares.  The address for Rutabaga is 64 Broad Street, 3rd Floor, Boston, Massachusetts 02109.

4.

According to a Schedule 13G/A filed with the SEC by Columbia Management Investment Advisors, LLC (“Columbia”) and Ameriprise Financial, Inc. (“Ameriprise”), the parent of Columbia, on February 17, 2015, Columbia and Ameriprise have shared voting power over 1,130,174 shares and shared dispositive power over 1,558,364 shares of PMFG’s common stock. The address for Columbia is 225 Franklin Street, Boston, Massachusetts 02110. The address for Ameriprise is 145 Ameriprise Financial Center, Minneapolis, Minnesota 55474.

5.

According to a Schedule 13D/A filed with the SEC by Cannell Capital, LLC (“Cannell”) on August 4, 2014, Cannell and J. Carlo Cannell have sole voting and dispositive power over 1,284,900 shares of PMFG’s common stock. The address for Cannell and Mr. Cannell is P.O. Box 3459 150 East Hansen Avenue, Jackson, Wyoming 83001.

6.

According to a Schedule 13G filed with the SEC by MMCAP International Inc. SPC (“MMCAP”) and MM Asset Management Inc. (“MM Asset”) on July 10, 2015, MMCAP and MM Asset have shared voting power and dispositive power over 1,068,406 shares of PMFG’s common stock. The address for MMCAP is P.O. Box 32021 SMB, Admiral Financial Centre, 90 Fort Street, Grand Cayman Islands KY1-1208. The address for MM Asset is 66 Wellington Street West, Suite 2707, Toronto, Ontario M5K 1H6 Canada. 220.

Equity Compensation Plan Information

As of June 27, 2015, the Company’s 2001 Incentive Plan and the 2007 Stock Incentive Plan were the only compensation plans under which securities of the Company were authorized for issuance. These plans were approved by the Company’s stockholders. The Company has no equity compensation plans that have not been approved by the stockholders. The table provides information with respect to the Company’s equity compensation plans as of June 27, 2015.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	12,000	$5.05	911,081

1.	Represents shares of common stock available for issuance under the 2007 Stock Incentive Plan. No further awards will be made under the 2001 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

The Board has established a policy requiring a majority of the members of the Board to be independent under the rules and regulations of the NASDAQ listing requirements. The Board has determined that each of Mr. Gillman, Mr. Hanks, Mr. McCashin, Mr. Mulford, Dr. Shubin Stein and Mr. Westerman are independent of the Company and its management. In addition, the Board has determined that each member of the Audit, Compensation and Governance Committees is independent under the rules and regulations of the NASDAQ listing requirements relating to committee independence.

Certain Relationships and Related Transactions

Policy.  The Company has adopted a written policy regarding the approval of any transaction or series of transactions in which the Company and a related party have an interest. A related party includes any of the Company’s executive officers, directors, director nominees, a person owning more than five percent of any class of the Company’s voting securities, an entity in which any of such persons is employed or is a partner or principal, or an immediate family member of such a person. Related party transactions involving $120,000 or more are required, when circumstances permit, to be submitted to and approved by the Audit Committee at a regular meeting held in advance of the transaction. The chairperson of the Audit Committee has the authority to pre-approve related party transactions in which the aggregate amount involved is less than $500,000 in circumstances in which it is impracticable or undesirable to wait until the next regularly scheduled Audit Committee meeting. Aspects of proposed related party transactions to be considered in granting approval include whether the transaction benefits the Company, whether the goods or services in question are available from other sources, and whether the terms of the proposed transaction are comparable to those available in transactions with unrelated third parties.

Related Party Transactions.  Except as described below, there were no related party transactions during Fiscal 2014 or 2015 that are required to be reported.

Cannell Capital LLC, Tristan Partners, L.P. Tristan Offshore Fund, Ltd., J. Carlo Cannell, Dilip Sing, Alfred John Knapp, Jr., Mark D. Stolper, John. M. Climaco, Charles M. Gillman and Kenneth H. Shubin Stein (collectively the “Group”) submitted a director nomination letter to the Board nominating Mr. Gillman and Dr. Shubin Stein for election at the 2014 Annual Meeting. After receiving the director nomination letter, the Board initiated discussions with the Group.

After discussions with representatives of the Group, as well as other stockholders, the Company negotiated and entered into an agreement with the Group on July 25, 2014. The Group owned approximately five percent of our common stock at the time of the agreement.

Pursuant to this agreement, the Board (1) appointed Mr. Gillman as a Class III director to fill an existing vacancy on the Board, the term of which will expire at the Company’s 2015 Annual Meeting of Stockholders, (2) increased the size of the Board from six to seven members and (3) appointed Dr. Shubin Stein as a director to fill the newly created vacancy, the term of which will expire at the Company’s 2016 Annual Meeting of Stockholders.

As part of the agreement, the Company agreed to reimburse the Group for its legal and professional fees incurred in connection with its proxy solicitation up to $160,000. In August 2014, the Company paid $160,000 to reimburse the Group for these expenses.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Report of the Audit Committee

The Audit Committee operates under a written charter adopted by the Board, a copy of which can be accessed through the Company’s website. In carrying out its responsibilities, the Audit Committee, among other things, monitors the integrity of the financial reporting process, systems of internal controls, and financial statements and reports of the Company; appoints, compensates and oversees the Company’s independent auditor, including reviewing the independence of the independent auditor; reviews and approves all audit and non-audit services performed by the Company’s independent auditor; and oversees the Company’s compliance with legal and regulatory requirements.

The Audit Committee held five meetings during Fiscal 2015. The Audit Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all its responsibilities and duties. The Audit Committee’s meetings include, whenever appropriate, executive sessions with the Company’s independent auditor, which are held outside the presence of the Company’s management.

In performing its oversight role, the Audit Committee reviewed the audited consolidated financial statements of the Company for the Fiscal 2015 and met and held discussions with management and Grant Thornton, LLP, the Company’s independent auditor, to discuss those financial statements and the audit related thereto. Management has represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm has represented to the Audit Committee that the audit of the Company’s consolidated financial statements has been performed in accordance with generally accepted auditing standards.

The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Auditing Standards No. 16, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, which includes among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements. The independent registered public accounting firm also provided the Audit Committee with written disclosures and the letter required by the Public Company Accounting Oversight Board Rule 3526 (Communications with Audit Committees Concerning Independence), as may be modified, supplemented or amended, which relates to the auditors’ independence from the Company and its related entities, and the Audit Committee discussed with the independent registered public accounting firm its independence.

Based on the Audit Committee’s discussions with management and the independent auditor as described above, and upon its review of the representations of management and the independent registered public accounting firm and the report of the independent auditor, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015, as filed with the Securities and Exchange Commission.

Members of the Audit Committee

Kenneth R. Hanks (Chairman)

Robert McCashin

R. Clayton Mulford

Howard G. Westerman, Jr.

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by Grant Thornton LLP, the Company’s independent auditor, for the audit of the Company’s annual financial statements for Fiscal 2014 and 2015, and fees billed for other services rendered by Grant Thornton.

	Fiscal 2015	Fiscal 2014
Audit fees (1)	$575,954	$580,528
Audit related fees (2)	15,000	48,849
Tax fees	-	-
All other fees (3)	1,260	1,362

1.

“Audit Fees” consist principally of fees for the audit of our consolidated annual financial statements, assessment of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, statutory audits of our U.K. and Singapore subsidiaries and review of our consolidated interim financial statements.

2.

“Audit-Related Fees” consist principally of fees related to the preparation and filing of historical financial statements and pro forma financial information related to the acquisition of substantially all of the assets of Combustion Components Associates, Inc. which was completed in March 2014.

3.	“All Other Fees” consist of fees paid for XBRL tagging services performed related to our UK subsidiary and fees paid for services related to the Merger Transaction.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided to the Company by its independent auditor (except for items exempt from pre-approval requirements under applicable laws and rules). All audit and non-audit services for Fiscal 2014 and Fiscal 2015 were pre-approved by the Audit Committee.

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

2.4

Agreement and Plan of Merger, dated May 3, 2015, by and among PMFG, Inc., CECO Environmental Corp., Top Gear Acquisition Inc. and Top Gear Acquisition II LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 4, 2015 and incorporated herein by reference).

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

10.18

Voting Agreement, dated as of May 3, 2015, by and among PMFG, Inc., Jason DeZwirek and Icarus Investment Corp. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 4, 2015 and incorporated herein by reference)

10.19

Third Amendment to Credit Agreement, dated March 27, 2015, among PMFG, Inc. Peerless Mfg. Co., the lenders party thereto and Citibank, N.A. as administrative agent for lenders (filed as Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on May 7, 2015 and incorporated herein by reference).

10.20

Limited Waiver Agreement to Credit Agreement, dated March 27, 2015, among PMFG, Inc. Peerless Mfg. Co., the lenders party thereto and Citibank, N.A. as administrative agent for lenders (filed as Exhibit 3.5 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on May 7, 2015 and incorporated herein by reference).

21.1†	Subsidiaries of PMFG, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
*	Management contract, compensatory plan or arrangement.
†	New exhibit filed or furnished with this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMFG, INC.

Date: August 31, 2015	/s/Ronald L. McCrummen
Ronald L. McCrummen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 31, 2015.

/s/Peter J. Burlage	President, Chief Executive Officer and Director (Principal Executive Officer)
Peter J. Burlage

/s/Ronald L. McCrummen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Ronald L. McCrummen

/s/Charles M. Gillman	Director
Charles M. Gillman

/s/Kenneth R. Hanks	Director
Kenneth R. Hanks

/s/Robert McCashin	Director
Robert McCashin

/s/R. Clayton Mulford	Director
R. Clayton Mulford

/s/Kenneth H. Shubin Stein	Director
Kenneth H. Shubin Stein

/s/Howard G. Westerman, Jr.	Director
Howard G. Westerman, Jr.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

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

2.4

Agreement and Plan of Merger, dated May 3, 2015, by and among PMFG, Inc., CECO Environmental Corp., Top Gear Acquisition Inc. and Top Gear Acquisition II LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 4, 2015 and incorporated herein by reference).

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

10.18

Voting Agreement, dated as of May 3, 2015, by and among PMFG, Inc., Jason DeZwirek and Icarus Investment Corp. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PMFG, Inc. on May 4, 2015 and incorporated herein by reference)

10.19

Third Amendment to Credit Agreement, dated March 27, 2015, among PMFG, Inc. Peerless Mfg. Co., the lenders party thereto and Citibank, N.A. as administrative agent for lenders (filed as Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on May 7, 2015 and incorporated herein by reference).

10.20

Limited Waiver Agreement to Credit Agreement, dated March 27, 2015, among PMFG, Inc. Peerless Mfg. Co., the lenders party thereto and Citibank, N.A. as administrative agent for lenders (filed as Exhibit 3.5 to the Quarterly Report on Form 10-Q filed by PMFG, Inc. on May 7, 2015 and incorporated herein by reference).

21.1†	Subsidiaries of PMFG, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2†	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
*	Management contract, compensatory plan or arrangement.
†	New exhibit filed or furnished with this report.